Form 10-Q
period 2021-03-31
DigitalOcean Holdings, Inc.
filed 2021-05-07
CIK 1582961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2021
OR
 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
 Commission File Number: 001-40252

DigitalOcean Holdings, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	45-5207470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
101 6th Avenue
New York, New York 10013
(Address of principal executive offices and Zip Code)
(646) 827-4366
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.000025 per share	DOCN	The New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 29, 2021, there were 106,563,465 shares of the registrant’s common stock, with a par value of $0.000025 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
•our expectations regarding our revenue, expenses and other operating results;
•our ability to achieve profitability on an annual basis and then sustain such profitability;
•future investments in our business, our anticipated capital expenditures and our estimates regarding our capital requirements;
•our ability to acquire new customers and successfully engage and expand usage of our existing customers;
•the costs and success of our marketing efforts, and our ability to promote our brand;
•our reliance on key personnel and our ability to identify, recruit and retain skilled personnel;
•our ability to effectively manage our growth;
•our ability to compete effectively with existing competitors and new market entrants; and
•the growth rates of the markets in which we compete.
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. And while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.
We may announce material business and financial information to our investors using our investor relations website (https://investors.digitalocean.com/). We therefore encourage investors and others interested in our company to review the information that we make available on our website, in addition to following our filings with the Securities and Exchange Commission, webcasts, press releases and conference calls.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$560,053	$100,311
Accounts receivable, less allowance for doubtful accounts of $2,893 and $3,104, respectively	28,941	26,799
Prepaid expenses and other current assets	18,288	20,843
Total current assets	607,282	147,953

Property and equipment, net	242,722	238,956
Restricted cash	2,226	2,226
Goodwill	2,674	2,674
Intangible assets	34,573	34,649
Deferred tax assets	83	82
Other assets	3,705	3,712
Total assets	$893,265	$430,252

Accounts payable	15,149	12,433
Accrued other expenses	16,756	27,025
Deferred revenue	4,920	4,873
Current portion of long-term debt	—	17,468
Other current liabilities	9,224	22,986
Total current liabilities	$46,049	$84,785

Deferred tax liabilities	206	211
Long-term debt	—	242,215
Other long-term liabilities	1,900	2,061
Total liabilities	$48,155	$329,272
Commitments and Contingencies (Note 6)

Convertible preferred stock	$—	$173,074

Preferred stock ($0.000025 par value per share; 10,000,000 and 0 shares authorized; 0 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively)	$—	$—
Common stock ($0.000025 par value per share; 750,000,000 and 111,400,000 shares authorized; 108,305,374 and 45,299,339 issued; and 106,337,146 and 43,331,111 outstanding as of March 31, 2021 and December 31, 2020, respectively)	2	1
Treasury stock, at cost (1,968,228 shares at March 31, 2021 and December 31, 2020)	(4,598)	(4,598)
Additional paid-in capital	1,020,313	99,783
Accumulated other comprehensive loss	(233)	(245)
Accumulated deficit	(170,374)	(167,035)
Total stockholders’ equity (deficit)	$845,110	$(72,094)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$893,265	$430,252
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$93,661	$72,792
Cost of revenue	39,544	34,683
Gross profit	54,117	38,109
Operating expenses:
Research and development	22,402	19,477
Sales and marketing	10,421	9,454
General and administrative	18,040	21,665
Total operating expenses	50,863	50,596

Net income (loss) from operations	3,254	(12,487)

Other (income) expense:
Interest expense	2,256	3,516
Loss on extinguishment of debt	3,435	259
Other (income) expense, net	(94)	(77)
Other (income) expense	5,597	3,698

Loss before income taxes	(2,343)	(16,185)
Income tax expense	996	748
Net loss attributable to common stockholders	$(3,339)	$(16,933)
Net loss per share attributable to common stockholders, basic and diluted	$(0.07)	$(0.42)
Weighted-average shares used to compute net loss per share, basic and diluted	49,432	39,945
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss attributable to common shareholders	$(3,339)	$(16,933)
Other comprehensive loss:
Foreign currency translation adjustments, net of taxes	12	(176)
Comprehensive loss	$(3,351)	$(16,757)
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehen-sive Loss	Accumulated (Deficit)	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	45,472,229	$173,074	45,299,339	$1	(1,968,228)	$(4,598)	$99,783	$(245)	$(167,035)	$(72,094)
Issuance of common stock under stock option plan	—	—	1,033,806	—	—	—	3,740	—	—	3,740
Stock-based compensation	—	—	—	—	—	—	6,685	—	—	6,685
Issuance of common stock in connection with initial public offering, net of underwriting discounts and issuance costs	—	—	16,500,000	1	—	—	723,125	—	—	723,126
Conversion of convertible preferred stock to common stock in connection with initial public offering	(45,472,229)	(173,074)	45,472,229	—	—	—	173,074	—	—	173,074
Conversion of redeemable preferred stock warrants to common stock warrants	—	—	—	—	—	—	13,906	—	—	13,906
Other comprehensive loss	—	—	—	—	—	—	—	12	—	12
Net loss	—	—	—	—	—	—	—	—	(3,339)	(3,339)
Balance at March 31, 2021	—	$—	108,305,374	$2	(1,968,228)	$(4,598)	$1,020,313	$(233)	$(170,374)	$845,110

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehen-sive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	40,750,324	$123,264	41,095,849	$1	(1,968,228)	$(4,598)	$55,896	$(112)	$(123,467)	$(72,280)
Issuance of common stock under stock option plan	—	—	1,735,742	—	—	—	5,970	—	—	5,970
Stock-based compensation	—	—	—	—	—	—	9,516	—	—	9,516
Other comprehensive loss	—	—	—	—	—	—	—	(176)	—	(176)
Net loss	—	—	—	—	—	—	—	—	(16,933)	(16,933)
Balance at March 31, 2020	40,750,324	$123,264	42,831,591	$1	(1,968,228)	$(4,598)	$71,382	$(288)	$(140,400)	$(73,903)
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(3,339)	$(16,933)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,951	17,394
Loss on impairment	—	538
Stock-based compensation	6,624	9,382
Non-cash interest expense	205	592
Loss on extinguishment of debt	3,435	259
Revaluation of warrants	(556)	3
Bad debt expense	1,607	2,654
Other	(335)	(165)
Changes in operating assets and liabilities:
Accounts receivable	(3,749)	(5,154)
Prepaid expenses and other current assets	2,554	(1,910)
Accounts payable and accrued expenses	(7,413)	(5,151)
Deferred revenue	48	(90)
Other assets and liabilities	(241)	(99)
Net cash provided by operating activities	19,791	1,320

Investing activities
Capital expenditures - property and equipment	(22,398)	(20,674)
Capital expenditures - internal-use software development	(1,370)	(3,923)
Purchase of intangible assets	—	(3,630)
Proceeds from sale of equipment	81	—
Net cash used in investing activities	(23,687)	(28,227)

Financing activities
Repayment of capital leases	—	(230)
Repayment of notes payable	(33,213)	(3,304)
Proceeds from third-party secured financings	—	7,058
Repayment of term loan	(166,814)	(70,313)
Proceeds from issuance of term loan	—	170,000
Repayment of borrowings under revolving credit facility	(63,200)	(84,500)
Proceeds from borrowings under revolving credit facility	—	63,200
Payment of debt issuance costs	—	(3,272)
Proceeds from the issuance of common stock under stock plans	3,740	5,970
Payment of initial public offering costs	—	(150)
Proceeds from initial public offering, net of underwriting discounts and commissions and other offering costs	723,125	—
Net cash provided by financing activities	463,638	84,459

Increase in cash, cash equivalents and restricted cash	459,742	57,552
Cash, cash equivalents and restricted cash - beginning of period	102,537	35,886
Cash, cash equivalents and restricted cash - end of period	$562,279	$93,438

See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,000	$2,786
Cash paid for taxes (net of refunds)	463	394
Non-cash investing and financing activities:
Capitalized stock-based compensation	$62	$133
Property and equipment received but not yet paid	18,473	21,771
Seller financed equipment purchases	—	3,927
Costs related to initial public offering included in accounts payable and accrued liabilities	428	—
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Note 1. Nature of the Business and Organization
DigitalOcean Holdings, Inc. and its subsidiaries (collectively, the “Company”, “we”, “our”, “us”) is a leading cloud computing platform offering on-demand infrastructure and platform tools for developers, start-ups and small-to-medium size businesses. The Company was founded with the guiding principle that the transformative benefits of the cloud should be easy to leverage, broadly accessible, reliable and affordable. The Company’s platform simplifies cloud computing, enabling its customers to rapidly accelerate innovation and increase their productivity and agility. The Company offers mission-critical infrastructure solutions across compute, storage and networking, and also enables developers to extend the native capabilities of the Company’s cloud with fully managed application, container and database offerings.
The Company has adopted a holding company structure and the primary operations are performed globally through our wholly-owned operating subsidiaries.
Initial Public Offering
On March 26, 2021, the Company completed its initial public offering (“IPO”), in which the Company issued and sold 16,500,000 shares of its common stock at a public offering price of $47.00 per share, which resulted in net proceeds of $723,125 after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company. In connection with the IPO, all shares of the convertible preferred stock then outstanding automatically converted into 45,472,229 shares of common stock, and the redeemable convertible preferred stock warrants automatically converted into common stock warrants.
Prior to the IPO, deferred offering costs, which consist of direct incremental legal, accounting, and consulting fees relating to the IPO, were capitalized in Prepaid expenses and other current assets in the condensed consolidated balance sheets. Upon the consummation of the IPO, $1,403 of net deferred offering costs were reclassified into stockholders’ equity as an offset against IPO proceeds.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”), the same basis as the audited consolidated financial statements included in the Company’s final prospectus for its IPO dated as of March 23, 2021 and filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on March 24, 2021 (“Final Prospectus”). In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of March 31, 2021, results of operations for the three months ended March 31, 2021 and 2020, cash flows for the three months ended March 31, 2021 and 2020, and stockholders' equity for the three months ended March 31, 2021 and 2020.
The condensed consolidated financial statements include the accounts of DigitalOcean Holdings, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make, on an ongoing basis, estimates, judgments and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Such estimates include, but are not limited to, those related to revenue recognition, accounts receivable and related reserves, useful lives and realizability of long lived assets, capitalized internal-use software development costs, assumptions used in the valuation of warrants, accounting for stock-based compensation, and valuation allowances against deferred tax assets. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
Restricted Cash
Restricted cash includes deposits in financial institutions related to letters of credit used to secure lease agreements. The following table reconciles cash, cash equivalents and restricted cash per the Condensed Consolidated Statements of Cash Flows:

`

	March 31,
	2021	2020
Cash and cash equivalents	$560,053	$91,023
Restricted cash	2,226	2,415
Total cash, cash equivalents and restricted cash	$562,279	$93,438
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable primarily represents revenue recognized that was not invoiced at the balance sheet date and is primarily billed and collected in the following month. Trade accounts receivable are carried at the original invoiced amount less an estimated allowance for doubtful accounts based on the probability of future collection. Management determines the adequacy of the allowance based on historical loss patterns, the number of days that customer invoices are past due and an evaluation of the potential risk of loss associated with specific accounts. When management becomes aware of circumstances that may further decrease the likelihood of collection, it records a specific allowance against amounts due, which reduces the receivable to the amount that management reasonably believes will be collected. The Company records changes in the estimate to the allowance for doubtful accounts through bad debt expense and reverses the allowance after the potential for recovery is considered remote.
The following table presents the changes in our allowance for doubtful accounts for the period presented:

Amount
Balance as of December 31, 2020	$3,104
Bad debt expense, net of recoveries	1,607
Write-offs	(1,818)
Balance as of March 31, 2021	$2,893
Deferred Revenue
Deferred revenue was $4,920 and $4,873 as of March 31, 2021 and December 31, 2020, respectively. Revenue recognized during the three months ended March 31, 2021 and 2020 was $1,725 and $1,444, respectively, which was included in each deferred revenue balance at the beginning of each respective period.
Segment Information
The Company’s chief operating decision maker, the chief executive officer, reviews discrete financial information presented on a consolidated basis for purposes of regularly making operating decisions, allocation of resources, and assessing financial performance. Accordingly, the Company has one operating and reporting segment.
Geographical Information
Revenue, as determined based on the billing address of the Company’s customers, was as follows:

	Three Months Ended March 31,
	2021	2020
North America	38%	37%
Europe	29	28
Asia	23	25
Other	10	10
Total	100%	100%
Revenue derived from customers in the U.S. was approximately 31% and 30% of total revenue for the three months ended March 31, 2021 and 2020, respectively.
No country outside of the U.S. had net revenue greater than 10% of total consolidated revenue in any period presented.

`
Property and equipment located in the U.S. was approximately 47% and 48% as of March 31, 2021 and December 31, 2020, respectively, with the remainder of net assets residing in international locations, primarily in the Netherlands, Singapore and Germany.
Concentration of Credit Risk
The amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, restricted cash, and trade accounts receivable are exposed to concentrations of credit risk. Although the Company maintains cash and cash equivalents with multiple financial institutions, the deposits, at times, may exceed federally insured limits. The Company believes that the financial institutions that hold its cash and cash equivalents are financially sound and, accordingly, minimal credit risk exists with respect to these balances.
The Company’s customer base consists of a significant number of geographically dispersed customers. No customer represented 10% or more of accounts receivable, net as of March 31, 2021 and December 31, 2020. Additionally, no customer accounted for 10% of more of total revenue during the three months ended March 31, 2021 and 2020.
Recent Accounting Pronouncements – Pending Adoption
The following effective dates represent the requirements for private companies which the Company has elected as an emerging growth company.
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842), and additional changes, modifications, clarifications, or interpretations related to this guidance thereafter (“ASU 2016-02”). ASU 2016-02 requires a reporting entity to recognize right-of-use assets and lease liabilities on the balance sheet for operating leases to increase transparency and comparability. ASU 2016-02 is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022 with early adoption permitted. The Company will record a right of use asset and liability, and is currently evaluating the impact of adoption on the condensed consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, with subsequent amendments, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires immediate recognition of management’s estimates of current expected credit losses. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2022, and interim periods within annual periods beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the impact of adoption on the condensed consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 eliminates certain exceptions in FASB Topic 740: Income Taxes (“ASC 740”) related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact of adoption on the condensed consolidated financial statements.

`
Note 3. Balance Sheet Details
Property and equipment, net
Property and equipment, net consisted of the following:

	March 31, 2021	December 31, 2020
Computers and equipment	$461,106	$442,778
Furniture and fixtures	1,511	1,511
Leasehold improvements	6,820	6,820
Internal-use software	63,072	61,640
Property and equipment, gross	$532,509	$512,749

Less: accumulated amortization	$(39,843)	$(36,186)
Less: accumulated depreciation	(249,944)	(237,607)
Property and equipment, net	$242,722	$238,956
Depreciation expense on property and equipment for the three months ended March 31, 2021 and 2020 was $17,219 and $14,476, respectively.
The Company capitalizes costs related to the development of computer software for internal use of $1,432 and $4,056 for the three months ended March 31, 2021 and 2020, respectively, which is included in internal-use software development costs within Property and equipment, net. Amortization expense related to internal-use software for the three months ended March 31, 2021 and 2020 was $3,657 and $2,842, respectively.
During the three months ended March 31, 2020, the Company recorded an impairment loss of $538 related to software that is no longer being used. There was no such impairment loss recorded for the three months ended March 31, 2021.
Accrued other expenses
Accrued other expenses consisted of the following:

	March 31, 2021	December 31, 2020
Accrued bonuses	$2,975	$12,512
Accrued capital expenditures	6,007	8,478
Other accrued expenses	7,774	6,035
Total accrued other expenses	$16,756	$27,025
Other current liabilities
Other current liabilities consisted of the following:

	March 31, 2021	December 31, 2020
Accrued taxes	$8,457	$7,758
Warrant liability	—	14,463
Other	767	765
Total other current liabilities	$9,224	$22,986

`
Note 4. Debt
Debt consisted of the following:

	March 31, 2021	December 31, 2020
Credit Facility
Term Loan(1)	$—	$165,051
Revolving Credit Facility	—	63,200
Notes payable	—	31,432
Total debt	$—	$259,683
Less: current portion
Credit Facility	$—	$(7,438)
Notes payable	—	(10,030)
Current portion of long-term debt	—	(17,468)
Total long-term debt	$—	$242,215
___________________
(1)Amount is net of unamortized discount and debt issuance costs of $1,761 as of December 31, 2020.
Credit Facility
As of March 31, 2021, the Company paid the remaining obligations on the outstanding Credit Facility, which includes the Term Loan and Revolving Credit Facility. At March 31, 2021, the Company had available borrowing capacity of $150,000 on the Revolving Credit Facility. The Company recognized a loss on extinguishment of debt of $1,652 for the unamortized discount and debt issuance costs related to the Term Loan. The write-off of the unamortized discount and debt issuance costs represent a non-cash adjustment to reconcile net income to net cash provided by operating activities within the Condensed Consolidated Statements of Cash Flows.
The Company incurred commitment fees on the unused balance of the Revolving Credit Facility of $67 and $67 for the three months ended March 31, 2021 and 2020, respectively.
Interest and amortization of deferred financing fees for the three months ended March 31, 2021 and 2020 was $1,973 and $2,360, respectively.
Notes Payable
During the three months ended March 31, 2021, the Company paid the remaining obligations on all outstanding notes payable.
Total interest expense for the three months ended March 31, 2021 and 2020 was $216 and $523, respectively. The Company recognized a loss on extinguishment of debt of $1,783 for unaccrued interest paid in conjunction with the payoff of the remaining debt obligation.
Note 5. Operating Leases
The Company leases data center facilities and office space under generally non-cancelable operating lease agreements, which expire at various dates through 2025. Facility leases generally include renewal options and may include escalating rental payment provisions. Additionally, the leases may require us to pay a portion of the related operating expenses. Rent expense related to these operating leases for the three months ended March 31, 2021 and 2020 was $3,055 and $3,134, respectively.
As of March 31, 2021, future minimum rental payments under operating lease agreements were as follows:

`

2021 (nine months remaining)	$32,044
2022	27,935
2023	21,567
2024	20,084
2025	3,284
Thereafter	—
Total minimum operating lease payments	$104,914
Note 6. Commitments and Contingencies
Purchase Commitments
As of March 31, 2021, the Company had long-term commitments for bandwidth usage with various networks and internet service providers and entered into purchase orders with various vendors. The Company’s purchase commitments have not materially changed since December 31, 2020.
Letters of Credit
In conjunction with the execution of certain office space operating leases, letters of credit in the aggregate amount of $2,226 were issued and outstanding as of March 31, 2021 and December 31, 2020. No draws have been made under such letters of credit. These funds are included as Restricted cash on the Condensed Consolidated Balance Sheets as they are related to long-term operating leases and are included in beginning and ending Cash, cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows. Certain of the letters of credit can be reduced on an annual basis until 2022, at which point the deposit required will similarly reduce to meet minimum threshold requirements.
Legal Proceedings
The Company may be involved in various legal proceedings and litigation arising in the ordinary course of business. While it is not feasible to predict or determine the ultimate disposition of any such litigation matters, the Company believes that any such legal proceedings will not have a material adverse effect on its condensed consolidated financial position, results of operations, or liquidity.
Note 7. Stockholders’ Equity (Deficit)
Common Stock
The Company’s amended and restated certificate of incorporation authorizes the issuance of common and preferred stock. Holders of common stock are entitled to one vote per share.
As of March 31, 2021 and December 31, 2020, the Company was authorized to issue 750,000,000 and 111,400,000 shares of common stock, respectively, with a par value of $0.000025 per share.
Common Stock Reserved for Future Issuance
The Company is authorized to reserve shares of common stock for potential conversion as follows:

	March 31, 2021	December 31, 2020
Series Seed preferred stock	—	12,517,832
Series A-1 preferred stock(1)	—	18,304,108
Series B preferred stock	—	10,237,032
Series C preferred stock	—	4,721,905
Common stock warrants	308,632	—
Stock Plan	30,930,000	34,821,642
Employee Stock Purchase Plan	2,200,000	—
Total number of shares for common stock reserved	33,438,632	80,602,519
___________________
(1)Amount includes 308,632 shares of common stock held in reserve for the redeemable convertible preferred stock warrants which was converted to common stock warrants upon the completion of the IPO.

`
Preferred Stock
In connection with the IPO, the Company's amended and restated certificate of incorporation became effective, which authorized the issuance of 10,000,000 shares of preferred stock with a par value of $0.000025 per share with rights and preferences, including voting rights, designated from time to time by the Company's Board of Directors. No shares of preferred stock were issued and outstanding as of March 31, 2021.
Redeemable Convertible Preferred Stock
Upon completion of the IPO, all shares of Series Seed, Series A, Series B, and Series C redeemable convertible preferred stock then outstanding, totaling 45,472,229 shares, were automatically converted into an equivalent number of shares of common stock. The carrying value of $173,074 was reclassified into Stockholders' equity (deficit). As of March 31, 2021, there were no shares of redeemable convertible preferred stock issued and outstanding.
Common Stock Warrants
During 2015 and 2014, the Company issued warrants to third parties as partial consideration for property and equipment primarily used in our co-location centers. These warrants allow the holder to purchase 66,668 shares of common stock at $1.50 per share, and 241,964 shares of common stock at $2.0663 per share. The warrants, which are equity classified, are immediately exercisable, have a term of ten years and expire at various dates through 2025.
With the conversion of the convertible preferred stock into shares of common stock upon the completion of the IPO, 308,632 shares of the redeemable convertible preferred stock warrants automatically converted into common stock warrants. The warrants were remeasured on the date of the IPO using the public offering price of $47.00 per share, which resulted in a gain of $556 that was recorded to Other (income) expense, net for the period ending March 31, 2021. The warrants are considered indexed to the Company’s own stock and therefore no subsequent remeasurement is required.
During April 2021, a warrant holder net exercised their warrants for 64,328 shares of common stock at $42.75 per share.
Treasury Stock
The Company records treasury stock at the cost to acquire shares and is included as a component of Stockholders’ equity (deficit). At March 31, 2021 and December 31, 2020, the Company had 1,968,228 shares of treasury stock which were carried at its cost basis of $4,598 on the Condensed Consolidated Balance Sheets.
Note 8. Stock-Based Compensation
Equity Incentive Plan
In March 2021, the Company’s board of directors adopted, and the stockholders approved, the 2021 Equity Incentive Plan. The 2021 Equity Incentive Plan is a successor to and continuation of the 2013 Stock Plan. The 2021 Equity Incentive Plan became effective on the date of the IPO with no further grants being made under the 2013 Stock Plan, however, awards outstanding under our 2013 Stock Plan will continue to be governed by their existing terms. The 2021 Equity Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units awards (“RSUs”), performance awards, and other awards to employees, directors, and consultants up to an aggregate of 30,930,000 shares of common stock. As of March 31, 2021, there were 30,930,000 shares reserved for future issuance under the 2021 Equity Incentive Plan. Shares issued pursuant to the exercise of these awards are transferable by the holder. Amounts paid by economic interest holders in excess of fair value are recorded as stock-based compensation (see Note 11).

`
Stock Options
Stock options granted have a maximum term of ten years from the grant date, are exercisable upon vesting and vest over a period of four years. Stock option activity for the three months ended March 31, 2021 was as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Life in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2021	16,933,494	$6.73	8.44	$596,767
Granted	—	—
Exercised	(1,033,806)	3.62
Forfeited or cancelled	(187,319)	7.41
Outstanding at March 31, 2021	15,712,369	6.93	8.28	$553,126
Vested and exercisable at March 31, 2021	5,904,466	4.81	7.53	220,334
Vested and unvested expected to vest at March 31, 2021	12,363,498	$6.39	8.13	$441,818
The aggregate intrinsic value represents the difference between the fair value of common stock and the exercise price of outstanding in-the-money options. The aggregate intrinsic value of exercised options for the three months ended March 31, 2021 and 2020 was $39,650 and $4,630, respectively.
The weighted-average grant date fair value of options granted to participants during the three months ended March 31, 2020 was $3.27 per share. No options were granted during the three months ended March 31, 2021. The aggregate estimated fair value of stock options granted to participants that vested during the three months ended March 31, 2021 and 2020 was $4,998 and $1,618, respectively.
As of March 31, 2021, there was $36,363 of unrecognized stock-based compensation expense related to outstanding stock options granted that is expected to be recognized over a weighted-average period of 3.11 years.
RSU’s
RSUs granted vest over four years. RSU activity for the three months ended March 31, 2021 was as follows:

	Shares	Weighted-Average Fair Value
Unvested balance at January 1, 2021	413,750	$13.69
Granted	1,654,338	41.97
Forfeited or cancelled	(5,000)	41.97
Unvested balance at March 31, 2021	2,063,088	36.30
Vested and expected to vest at March 31, 2021	1,056,761	$35.50
As of March 31, 2021, there was $35,537 of unrecognized stock-based compensation expense related to outstanding RSUs granted that is expected to be recognized over a weighted-average period of 3.80 years.
Employee Stock Purchase Plan
In March 2021, the Company’s board of directors adopted, and the stockholders approved, the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on the date of the Final Prospectus. The ESPP initially reserved and authorized the issuance of up to a total of 2,200,000 shares of common stock to participating employees. As of March 31, 2021, 2,200,000 shares of common stock remain available for issuance under the ESPP. The initial enrollment period began on the date of the IPO and ended on April 3, 2021. On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (1) the $47.00 initial public offering price of the Company’s common stock or (2) the fair market value of the Company’s common stock on the purchase date, as defined in the ESPP.
As of March 31, 2021, no amounts have been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions and the open enrollment. There were no purchases for the three months ended March 31, 2021 related to the ESPP.

`
Stock-Based Compensation
Stock-based compensation was included in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$196	$24
Research and development	2,636	2,221
Sales and marketing	1,137	226
General and administrative	2,655	6,911
Total	$6,624	$9,382
Stock-based compensation related to secondary sales of common stock by certain current and former employees for the three months ended March 31, 2020 was $7,611. There were no such expenses recorded for the three months ended March 31, 2021.
Note 9. Net Loss per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss attributable to common stockholders	$(3,339)	$(16,933)
Denominator:
Weighted average shares, in thousands, used to compute net loss per share, basic and diluted	49,432	39,945
Net loss per share attributable to common stockholders, basic and diluted	$(0.07)	$(0.42)
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended March 31,
	2021	2020
Series Seed	—	12,517,832
Series A-1	—	17,995,460
Series B	—	10,237,032
Series C	—	4,721,905
Warrants	308,632	308,632
Stock Options	15,712,369	17,222,528
RSUs	2,063,088	—
Total	18,084,089	63,003,389
Note 10. Income Taxes
The computation of the provision for or benefit from income taxes for interim periods is determined by applying the estimated annual effective tax rate to year-to-date income (loss) before tax and adjusting for discrete tax items recorded in the period, if any.
The Company recorded a tax expense of $996 and $748, which resulted in an effective tax rate of (42.5)% and (4.6)%, for the three months ended March 31, 2021 and 2020, respectively. The effective tax rate differs from the statutory rate primarily as a result of not recognizing deferred tax assets for U.S. losses due to a full valuation allowance against U.S. deferred tax assets.
The provision for income taxes consists primarily of income taxes related to international jurisdictions in which the Company conducts business. Based on the available supporting evidence, including the amount and timing of future

`
taxable income, the Company has concluded that it is more likely than not that a significant portion of the deferred tax assets will not be realized. As such, the Company maintains a full valuation allowance on its U.S. deferred tax assets.
For the three months ended March 31, 2021 and 2020, uncertain tax positions recorded by the Company resulted in an expense of $68 and $333, respectively. To the extent the remaining uncertain tax positions are ultimately recognized, the Company’s effective tax rate may be impacted in future periods. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.
Note 11. Related Party Transactions
During the three months ended March 31, 2020, the Company recorded $7,611 of stock-based compensation associated with secondary sales transactions. There were no such expenses recorded for the three months ended March 31, 2021. The secondary sales transactions were executed primarily between holders of economic interest in the Company and the Company’s employees and former employees at prices in excess of the fair value of such shares. Accordingly, the Company recognized such excess value as stock-based compensation. The Company did not sell any shares or receive any proceeds from the transactions.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10- Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Final Prospectus for our IPO dated as of March 23, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on March 24, 2021, or Final Prospectus. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy, plans and objectives of management for future operations and the potential impact that the ongoing COVID-19 pandemic may have on our business, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
Overview
DigitalOcean is a leading cloud computing platform offering on-demand infrastructure and platform tools for developers, start-ups and small and medium-sized businesses, or SMBs. We were founded with the guiding principle that the transformative benefits of the cloud should be easy to leverage, broadly accessible, reliable and affordable. Our platform simplifies cloud computing, enabling our customers to rapidly accelerate innovation and increase their productivity and agility. Over 585,000 individual and business customers currently use our platform to build, deploy and scale software applications. Our users include software engineers, researchers, data scientists, system administrators, students and hobbyists. Our customers use our platform across numerous industry verticals and for a wide range of use cases, such as web and mobile applications, website hosting, e-commerce, media and gaming, personal web projects, and managed services, among many others. We believe that our focus on simplicity, community, open source and customer support are the four key differentiators of our business, driving a broad range of customers around the world to build their applications on our platform.
Improving the developer experience and increasing developer productivity are core to our mission. Our developer cloud platform was designed with simplicity in mind to ensure that software developers can spend less time managing their infrastructure and more time turning their ideas into innovative applications to grow their businesses. Simplicity guides how we design and enhance our easy-to-use-interface, the core capabilities we offer our customers and our approach to predictable and transparent pricing for our solutions. We offer mission-critical infrastructure solutions across compute, storage and networking, and we also enable developers to extend the native capabilities of our cloud with fully managed application, container and database offerings. In just minutes, developers can set up thousands of virtual machines, secure their projects, enable performance monitoring and scale up and down as needed.
We generate revenue from the usage of our cloud computing platform by our customers, including but not limited to compute, storage and networking services. We recognize revenue based on the customer utilization of these resources. Our pricing is consumption-based and billed monthly in arrears, making it easy for our customers to track usage on an

`
ongoing basis and optimize their deployments. The pricing for each of our products is available on our website. For example, the standard price for a Droplet is $5.00 per month, and our Managed Database product is available starting at $15.00 per month.
We have historically generated almost all of our revenue from our efficient self-service marketing model, which enables customers to get started on our platform very quickly and without the need for assistance. We focus heavily on enabling a self-service, low-friction model that makes it easy for users to try, adopt and use our products. For the three months ended March 31, 2021 and 2020, our sales and marketing expense was approximately 11% and 13% of our revenue, respectively. The efficiency of our go-to-market model and our focus on the needs of the individual and SMB markets have enabled us to drive organic growth and establish a truly global customer base across a broad range of industries.
We had approximately 585,000 customers as of March 31, 2021, up from approximately 546,000 as of March 31, 2020. Our customers are spread across approximately 185 countries, and around two-thirds of our revenue has historically come from customers located outside the United States. For the three months ended March 31, 2021, 38% of our revenue was generated from North America, 29% from Europe, 23% from Asia and 10% from the rest of the world. We have a growing number of customers with higher spending levels, and our existing customers are continuing to expand their business with us. Our average revenue per customer, or ARPU, has increased significantly, from $44.68 in the quarter ended March 31, 2020 to $53.68 in the quarter ended March 31, 2021. We had no material customer concentration for the three months ended March 31, 2021 as our top 25 customers made up approximately 10% of our revenue.
We have experienced strong and predictable growth in recent periods. Our annual run-rate revenue, or ARR, as of March 31, 2021 was $388 million, up from $299 million as of March 31, 2020. ARR as of the end of each month represents total revenue for that month multiplied by 12.
Impact of the COVID-19 Pandemic
To date, the COVID-19 pandemic has not had a significant impact on our operations or financial performance. However, the extent of the impact of the COVID-19 pandemic on our operational and financial performance depends on certain developments, including the duration and spread of the outbreak, its impact on industry events, and its effect on our customers, partners, suppliers and vendors and other parties with whom we do business, all of which are uncertain and cannot be predicted at this time. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel and employee work locations, and conducting our marketing and sales activities virtually. We actively monitor the rapidly evolving situation related to COVID-19 and may take further actions that alter our business operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, vendors and stockholders. The extent to which the COVID-19 pandemic may impact our results of operations and financial condition remains uncertain.
Key Factors Affecting Our Performance
Increasing Importance of Cloud Computing and Developers
Our future success depends in large part on the continuing adoption of cloud computing, proliferation of cloud-native start-ups and SMBs and the increasing importance of developers, all of which are driving the adoption of our developer cloud platform. We believe our market opportunity is large and that these factors will continue to drive our growth. We plan to continue to invest significantly in scaling across many organizational functions in order to grow our operations both domestically and internationally to capitalize on these trends.
Growing our Customer Base
We believe there is a substantial opportunity to further expand our customer base, and our future growth depends, in large part, on our ability to increase the number of customers using our cloud computing platform. We have historically attracted customers by offering a low-friction, self-service cloud platform combined with a highly-efficient self-service marketing model. We are investing in strategies that we believe will continue to drive new customer adoption, especially among SMB customers, such as implementing new marketing initiatives that further optimize our self-service revenue funnel and expanding our go-to market teams in select international locations. Our ability to attract new customers will depend on a number of factors, including our success in recruiting and expanding our sales and marketing organization and competitive dynamics in our target markets.

`
Increasing Usage by Our Existing Customers
Our customer base of more than 585,000 customers represents a significant opportunity for further consumption of our services. There are substantial opportunities to expand revenue within our large customer base through increased usage of our platform as our customers grow their businesses, adoption of additional product offerings and targeted sales initiatives focused on our larger customers. Our consumption-based pricing model makes it frictionless for customers to increase their usage of our platform as they require more compute and storage as they grow and scale. We have also expanded the breadth of our platform offerings and will continue to do so as we have experienced strong adoption of recently developed products. To accelerate this growth across our larger customers, we have recently complemented our self-service marketing model with internal go-to-market teams that are specifically focused on expanding our business with our larger customers. Our ability to increase the usage of our platform by existing customers will depend on a number of factors, including our customers’ satisfaction with our platform and product offerings, competition, pricing and overall changes in our customers’ spending levels.
Enhancing Our Platform and Product Offerings
We believe the market opportunity for serving developers, start-ups and SMBs is very large and goes far beyond providing the core IaaS services of compute, storage and networking. We have a history of, and will continue to invest significantly in, developing and delivering innovative products, features and functionality targeted at our core customer base. In addition, while we have not been focused on acquisition opportunities to drive our growth, we may pursue both strategic partnerships and acquisitions that we believe will be complementary to our business, accelerate customer acquisition, increase usage of our platform and/or expand our product offerings in our core markets. Our results of operations may fluctuate as we make these investments to drive usage and take advantage of our expansive market opportunity.
Key Business Metrics
We utilize the key metrics set forth below to help us evaluate our business and growth, identify trends, formulate financial projections and make strategic decisions. We are not aware of any uniform standards for calculating these key metrics, and other companies may not calculate similarly titled metrics in a consistent manner, which may hinder comparability.

	Three Months Ended March 31,
	2021	2020
Customers	585,466	546,453
ARPU	$53.68	$44.68
ARR (in millions)	$388	$299
Net dollar retention rate	107%	101%
Capital expenditures as a percentage of revenue	25%	44%
Customers
We believe that the number of customers is an important indicator of the growth of our business and future revenue opportunity. We define a customer at the end of any period as a person or entity who has incurred usage in the period and, as a result, has generated an invoice of greater than $0 for that period. We treat each customer that generates an invoice as a unique customer, and a single organization with multiple divisions, segments or subsidiaries may be counted as multiple customers if they separately signed up on our platform.
ARPU
We believe that our average revenue per customer, which we refer to as ARPU, is a strong indication of our ability to land new customers with higher spending levels and expand usage of our platform by our existing customers. We calculate ARPU on a monthly basis as our total revenue in that period divided by the number of customers determined as of the last day of that period. For a quarterly or annual period, ARPU is determined as the weighted average monthly ARPU over such three or 12-month period.

`
ARR
Given the renewable nature of our business, we view annual run-rate revenue as an important indicator of our current progress towards meeting our revenue targets and projected growth rate going forward. We calculate ARR at a point in time by multiplying the latest monthly period’s revenue by 12.
Net Dollar Retention Rate
Our ability to maintain long-term revenue growth and achieve profitability is dependent on our ability to retain and grow revenue from our existing customers. We have a history of retaining customers for multiple years and in many cases increasing their spend with us over time. To help us measure our performance in this area, we monitor our net dollar retention rate. We calculate net dollar retention rate monthly by starting with the revenue from the cohort of all customers during the corresponding month 12 months prior, or the Prior Period Revenue. We then calculate the revenue from these same customers as of the current month, or the Current Period Revenue, including any expansion and net of any contraction or attrition from these customers over the last 12 months. The calculation also includes revenue from customers that generated revenue before, but not in, the corresponding month 12 months prior, but subsequently generated revenue in the current month and are therefore reflected in the Current Period Revenue. We include this group of re-engaged customers in this calculation because our customers frequently use our platform for projects that stop and start over time. We then divide the total Current Period Revenue by the total Prior Period Revenue to arrive at the net dollar retention rate for the relevant month. For a quarterly or annual period, the net dollar retention rate is determined as the average monthly net dollar retention rates over such three or 12-month period. Our net dollar retention rate for the three months ended March 31, 2021 includes approximately 3% from re-engaged customers.
Capital Expenditures as a Percentage of Revenue
We consider capital expenditures as a percentage of revenue to be an important indicator of our efficiency of capital spend. We calculate capital expenditures as a percentage of revenue by dividing total capital expenditures during the period, including purchases of intangible assets, seller financed equipment purchases and acquisition of property and equipment from capital leases, by revenue.
Non‑GAAP Financial Measures
To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States, or GAAP, we provide investors with non-GAAP financial measures including: (i) adjusted gross profit and adjusted gross margin; and (ii) adjusted EBITDA and adjusted EBITDA margin. These measures are presented for supplemental informational purposes only, have limitations as analytical tools and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. Our calculations of each of these measures may differ from the calculations of measures with the same or similar titles by other companies and therefore comparability may be limited. Because of these limitations, when evaluating our performance, you should consider each of these non-GAAP financial measures alongside other financial performance measures, including the most directly comparable financial measure calculated in accordance with GAAP and our other GAAP results. A reconciliation of each of our non-GAAP financial measures to the most directly comparable financial measure calculated in accordance with GAAP is set forth below.
Adjusted Gross Profit and Adjusted Gross Margin
We believe adjusted gross profit and adjusted gross margin, when taken together with our GAAP financial results, provides a meaningful assessment of our performance, and is useful for the preparation of our annual operating budget and quarterly forecasts.
We define adjusted gross profit as gross profit exclusive of stock-based compensation, amortization of capitalized internal-use software development costs and depreciation of our data center equipment included within Cost of revenue. We exclude stock-based compensation, which is a non-cash item, because we do not consider it indicative of our core operating performance. We exclude depreciation and amortization, which primarily relates to our investments in our data center servers that are long lived assets with an economic life of five years, because it may not reflect our current or future cash spending levels to support our business. While we intend to spend a significant amount on capital expenditures on an absolute basis in the coming years, our capital expenditures as a percentage of revenue has declined significantly and will continue to decline. We define adjusted gross margin as a percentage of adjusted gross profit to revenue.
The following table presents a reconciliation of gross profit, the most directly comparable financial measure stated in accordance with GAAP, to adjusted gross profit, for each of the periods presented:

`

	Three Months Ended March 31,
(In thousands)	2021	2020
Gross profit	$54,117	$38,109
Adjustments:
Depreciation and amortization	19,225	16,048
Stock-based compensation	196	24
Adjusted gross profit	$73,538	$54,181
Gross margin	58%	52%
Adjusted gross margin	79%	74%
Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as net loss attributable to common stockholders, adjusted to exclude depreciation and amortization, stock-based compensation, interest expense, income tax expense, loss on extinguishment of debt, restructuring and severance expense, asset impairment, revaluation of warrants and other charges. We believe that adjusted EBITDA, when taken together with our GAAP financial results, provides meaningful supplemental information regarding our operating performance and facilitates internal comparisons of our historical operating performance on a more consistent basis by excluding certain items that may not be indicative of our business, results of operations or outlook. In particular, we believe that the use of adjusted EBITDA is helpful to our investors as it is a measure used by management in assessing the health of our business, determining incentive compensation, evaluating our operating performance, and for internal planning and forecasting purposes.
Our calculation of adjusted EBITDA and adjusted EBITDA margin may differ from the calculations of adjusted EBITDA and adjusted EBITDA margin by other companies and therefore comparability may be limited. Because of these limitations, when evaluating our performance, you should consider adjusted EBITDA and adjusted EBITDA margin alongside other financial performance measures, including our net loss attributable to common stockholders and other GAAP results.
The following table presents a reconciliation of net loss attributable to common stockholders, the most directly comparable financial measure stated in accordance with GAAP, to adjusted EBITDA for each of the periods presented:

	Three Months Ended March 31,
(In thousands)	2021	2020
Net loss attributable to common stockholders	$(3,339)	$(16,933)

Adjustments:
Depreciation and amortization	20,951	17,394
Stock-based compensation(1)	6,624	9,382
Interest expense	2,256	3,516
Income tax expense	996	748
Loss on extinguishment of debt	3,435	259
Restructuring and severance(2)	—	3,292
Asset impairment(3)	—	538
Revaluation of warrants	(556)	3
Other(4)	315	243
Adjusted EBITDA	$30,682	$18,442
Revenue	$93,661	$72,792
Adjusted EBITDA margin	33%	25%
___________________

`
(1)Consists of stock-based compensation for the three months ended March 31, 2020 and includes compensation of $7.6 million related to secondary sales of common stock by certain current and former employees. There were no such expenses recorded for the three months ended March 31, 2021.
(2)Consists primarily of expenses related to changes in our senior leadership, sales and infrastructure teams.
(3)Consists of internal-use software impairment charges related to software that is no longer being used.
(4)Consists primarily of third-party consulting costs to enhance our finance function.
Components of Results of Operations
Revenue
We provide cloud computing services, including but not limited to compute, storage and networking, to our customers. We recognize revenue based on the customer utilization of these resources. Customer contracts are primarily month-to-month and do not include any minimum guaranteed quantities or fees. Fees are billed monthly, and payment is typically due upon invoicing. Revenue is recognized net of allowances for credits and any taxes collected from customers, which are subsequently remitted to governmental authorities.
We may offer sales incentives in the form of promotional and referral credits and grant credits to encourage customers to use our services. These types of promotional and referral credits typically expire in two months or less if not used. For credits earned with a purchase, they are recorded as contract liabilities when earned and recognized at the earlier of redemption or expiration. The majority of credits are redeemed in the month they are earned.
Cost of Revenue
Cost of revenue consists primarily of fees related to operating in third-party co-location facilities, personnel expenses for those directly supporting our data centers and non-personnel costs, including amortization of capitalized internal-use software development costs and depreciation of our data center equipment. Third-party co-location facility costs include data center rental fees, power costs, maintenance fees, network and bandwidth. Personnel expenses include salaries, bonuses, benefits, and stock-based compensation.
We intend to continue to invest additional resources in our infrastructure to support our product portfolio and scalability of our customer base. The level, timing and relative investment in our infrastructure could affect our cost of revenue in the future.
Operating Expenses
Research and Development Expenses
Research and development expenses consist primarily of personnel costs including salaries, bonuses, benefits and stock-based compensation. Research and development expenses also include amortization of capitalized internal-use software development costs for research and development activities, which are amortized over three years, and professional services, as well as costs related to our efforts to add new features to our existing offerings, develop new offerings, and ensure the security, performance, and reliability of our global cloud platform. We expect research and development expenses to increase in absolute dollars as we continue to invest in our platform and product offerings.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of personnel costs of our sales, marketing and customer support employees including salaries, bonuses, benefits and stock-based compensation. Sales and marketing expenses also include costs for marketing programs, advertising and professional service fees. We expect sales and marketing expenses to continue to increase in absolute dollars as we enhance our product offerings and implement new marketing strategies.
General and Administrative Expenses
General and administrative expenses consist primarily of personnel costs of our human resources, legal, finance, and other administrative functions including salaries, bonuses, benefits and stock-based compensation. General and administrative expenses also include bad debt expense, software, payment processing fees, depreciation and amortization expenses, rent and facilities costs, and other administrative costs. We expect to incur significant additional legal, accounting and other expenses to support our transition to and operations as a public company, including costs associated with our compliance with the Sarbanes-Oxley Act. We also expect general and administrative expenses to increase in absolute dollars as we continue to grow our business.

`
Other (Income) Expense
Other (income) expense consists primarily of interest expense on our existing credit facility and third-party equipment financing, loss on extinguishment of debt, and gains or losses on foreign currency exchange.
Income Tax Expense
Income tax expense consists primarily of income taxes in certain foreign and state jurisdictions in which we conduct business. We maintain a full valuation allowance on our U.S. federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred assets will not be realized.
Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Revenue	$93,661	$72,792
Cost of revenue(1)	39,544	34,683
Gross profit	54,117	38,109
Operating expenses:
Research and development(1)	22,402	19,477
Sales and marketing(1)	10,421	9,454
General and administrative(1)	18,040	21,665
Total operating expenses	50,863	50,596

Net income (loss) from operations	3,254	(12,487)
Other (income) expense	5,597	3,698
Loss before income taxes	(2,343)	(16,185)
Income tax expense	996	748
Net loss attributable to common stockholders	$(3,339)	$(16,933)
___________________
(1)    Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cost of revenue	$196	$24
Research and development	2,636	2,221
Sales and marketing	1,137	226
General and administrative	2,655	6,911
Total	$6,624	$9,382
Stock-based compensation for the three months ended March 31, 2020 included compensation of $7.6 million related to secondary sales of common stock by certain current and former employees, which is primarily included in General and administrative. There were no such expenses recorded for the three months ended March 31, 2021. See “Comparison of the Three Months Ended March 31, 2021 and 2020—Operating Expenses” below.

`
The following table sets forth our results of operations as a percentage of revenue for the periods presented:

	Three Months Ended March 31,
	2021	2020
Revenue	100%	100%
Cost of revenue	42	48
Gross profit	58	52
Operating expenses:
Research and development	24	27
Sales and marketing	11	13
General and administrative	19	30
Total operating expenses	54	70

Net income (loss) from operations	4	(18)
Other (income) expense	6	5
Loss before income taxes	(2)	(23)
Income tax expense	1	1
Net loss attributable to common stockholders	(3)%	(24)%
Comparison of the Three Months Ended March 31, 2021 and 2020
Revenue

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(in thousands)
Revenue	$93,661	$72,792	$20,869	29%
Revenue increased $20.9 million, or 29%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to a 20% increase in ARPU to $53.68 from $44.68 and an increase of approximately 39,000 customers to approximately 585,000. The increase in ARPU was primarily driven by continued adoption of our products by our customers leading to higher average usage on our platform.
Cost of Revenue

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(in thousands)
Cost of revenue	$39,544	$34,683	$4,861	14%
Cost of revenue increased $4.9 million, or 14%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to higher depreciation of our network equipment and co-location costs to support the growth in our business.

`
Operating Expenses

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(in thousands)
Research and development	$22,402	$19,477	$2,925	15%
Sales and marketing	10,421	9,454	967	10
General and administrative	18,040	21,665	(3,625)	(17)
Total operating expenses	$50,863	$50,596	$267	1%
Research and development expenses increased $2.9 million, or 15%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to higher personnel costs to support our growing operations and lower capitalization of internal-use software costs, partially offset by a decrease in restructuring costs.
Sales and marketing expenses increased $1.0 million, or 10%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to an increase in advertising costs and stock-based compensation, partially offset by lower restructuring and severance costs.
General and administrative expenses decreased $3.6 million, or 17%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to higher stock-based compensation including secondary sales of our common stock in the prior year and a decrease in bad debt expense, partially offset by an increase in professional services and payment processing fees.
Other (Income) Expense

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(in thousands)
Other (income) expense	$5,597	$3,698	$1,899	51%
Other (income) expense increased $1.9 million, or 51%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to the loss on extinguishment of debt related to our payoff of the Term Loan and notes payable.
Income Tax Expense

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(in thousands)
Income tax expense	$996	$748	$248	33%
Income tax expense increased $0.2 million, or 33%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to income taxes related to international jurisdictions in which we conduct business.
Liquidity and Capital Resources
We have funded our operations since inception primarily with cash flow generated by operations, private offerings of our securities, borrowings under our existing credit facility and capital expenditure financings. In March 2021, we consummated our initial public offering of 16,500,000 shares of our common stock at an offering price of $47.00 per share resulting in aggregate net proceeds to us of $723.1 million after deducting the underwriting discounts and commissions and estimated offering expenses payable by us.
We believe that our existing cash and cash equivalents and cash flow from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months.

`
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(In thousands)	2021	2020
Net cash provided by operating activities	$19,791	$1,320
Net cash used in investing activities	(23,687)	(28,227)
Net cash provided by financing activities	463,638	84,459
Net increase in cash and cash equivalent	459,742	57,552
Operating Activities
Our largest source of operating cash is cash collections from sales to our customers. Our primary uses of cash from operating activities are for personnel expenses, data center co-location expenses, marketing expenses, payment processing fees, bandwidth and connectivity, server maintenance and software licensing fees. For the three months ended March 31, 2021, we generated positive cash flows through our public offering of securities. For the three months ended March 31, 2020, we generated negative cash flows and supplemented working capital requirements through net proceeds from borrowings under our Credit Facility.
Net cash provided by operating activities was $19.8 million and $1.3 million for the three months ended March 31, 2021 and 2020, respectively, primarily driven by an increase in cash collections from higher revenues offset by an increase in cash expenses from personnel related costs.
Investing Activities
Net cash used in investing activities was $23.7 million and $28.2 million for the three months ended March 31, 2021 and 2020, respectively, primarily as a result of decreases in capitalization of internal-use software development costs and acquired intangibles related to our IP addresses.
Financing Activities
Net cash provided by financing activities of $463.6 million for the three months ended March 31, 2021 was primarily due to net proceeds from our IPO of $723.1 million, partially offset by repayments on the Credit Facility and notes payable of $259.7 million.
Net cash provided by financing activities of $84.5 million for the three months ended March 31, 2020 was primarily due to $78.4 million in net additional borrowings under the Term Loan and Credit Facility and $7.1 million of proceeds from third-party equipment financings, partially offset by $3.3 million in repayment of notes payable associated with financed equipment purchases.
Contractual Obligations and Commitments
During the three months ended March 31, 2021, we paid the remaining obligations on the Credit Facility and all outstanding notes payable. With the exception of the aforementioned debt repayment, there have been no material changes to our obligations under our operating leases and purchase commitments as compared to those disclosed in the Final Prospectus.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

`
There have been no material changes to our critical accounting policies as compared to those disclosed in the Final Prospectus.
Recently Adopted Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, in our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.
Emerging Growth Company Status
We are an emerging growth company, as defined under the JOBS Act. The JOBS Act provides that an emerging growth company may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Therefore, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided in the Final Prospectus for our IPO dated as of March 23, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on March 24, 2021.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the

`
controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

`
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which, if determined adversely to us, would in our estimation, have a material adverse effect on our business, operating results, cash flows or financial condition. Defending such proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, before making an investment decision. The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations. In such case, the trading price of our common stock could decline, and you may lose some or all of your original investment.
Risk Factors Summary
Investing in our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as more fully described below. These risks and uncertainties include, among others:
•Our recent growth may not be indicative of our future growth.
•We have a history of operating losses and may not achieve or sustain profitability in the future.
•We expect fluctuations in our financial results, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors with respect to our results of operations, our stock price and the value of your investment could decline.
•If we are unable to attract new customers, including through our self-service customer acquisition model, retain existing customers and/or expand usage of our platform by such customers, we may not achieve the growth we expect, which would adversely affect our results of operations and financial condition.
•If we or our third-party service providers experience a security breach or unauthorized parties otherwise obtain access to our platform or our customers’ data, we may incur significant liabilities and our reputation and business may be harmed.
•If we fail to timely release updates and new features to our platform and adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, or customer needs, our platform and products may become less competitive.
•The markets in which we participate are competitive, and if we do not compete effectively, our business, financial condition and results of operations could be harmed.
•Our current operations are international in scope, and we plan further geographic expansion, creating a variety of operational challenges.
•Activities of our customers or the content on their websites could subject us to liability.
•The success of our business depends on our customers’ continued and unimpeded access to our platform on the internet and, as a result, also depends on internet providers and the related regulatory environment.
Risks Related to Our Business and Industry
Our recent growth may not be indicative of our future growth.
Our revenue was $93.7 million and $72.8 million for the three months ended March 31, 2021 and 2020. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, our revenue growth rate may decline in the future as a result of a variety of

`
factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
•attract new customers and grow our customer base;
•maintain and increase the rates at which existing customers use our platform, sell additional products and services to our existing customers, and reduce customer churn;
•invest in our platform and product offerings;
•augment our platform through opportunistic strategic acquisitions; and
•grow and engage our community.
We may not successfully accomplish any of these objectives and, as a result, it is difficult for us to forecast our future results of operations. If the assumptions that we use to plan our business are incorrect or change in reaction to changes in our market, we may be unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability. You should not rely on our results or growth for any prior quarterly or annual periods as any indication of our future results or growth.
We have a history of operating losses and may not achieve or sustain profitability in the future.
We have incurred significant losses since inception. We generated net loss attributable to common stockholders of $3.3 million and $16.9 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $170.4 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses will increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.
In addition, we expect to continue to expend substantial financial and other resources on:
•our technology infrastructure, including systems architecture, scalability, availability, performance, security, hardware, equipment and other capital expenditures, including expenses to increase or maintain data center capacity and to successfully optimize and operate data center facilities;
•our sales and marketing organization to engage our existing and prospective customers, increase brand awareness and drive adoption of our products;
•product development, including investments in our product development team and the development of new products and new functionality for our platform as well as investments in both further optimizing our existing products and infrastructure and expanding our integrations and other add-ons to existing products and services;
•acquisitions or strategic investments; and
•general administration, including increased legal and accounting expenses associated with being a public company.
Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, and other unknown factors that may result in losses in future periods. If our revenue growth does not meet our expectations in future periods, our business, financial position and results of operations may be harmed, and we may not achieve or maintain profitability in the future.
We have a limited operating history, which makes it difficult to forecast our future results of operations.
We were founded in 2012 and, as a result of our limited operating history, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our products, increasing competition, changes to technology, a decrease in the growth of our overall market,

`
our failure to attract more small and medium sized business customers, or our failure, for any reason, to continue to take advantage of growth opportunities. We have also encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, including the other risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.
We expect fluctuations in our financial results, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors with respect to our results of operations, our stock price and the value of your investment could decline.
Our results of operations have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance. In addition to the other risks described herein, factors that may affect our results of operations include the following:
•fluctuations in demand for or pricing and usage of our platform and products;
•our ability to attract new customers and retain existing customers;
•customer expansion rates;
•integration of new products;
•timing and amount of our investments and capital expenditures related to successfully optimizing, utilizing and expanding our data center facilities;
•the investment in and integration of new products and features relative to investments in our existing infrastructure and products;
•our ability to control costs, including our operating expenses, and the timing of payment for expenses;
•the amount and timing of non-cash expenses, including stock-based compensation, goodwill impairments and other non-cash charges;
•the amount and timing of costs associated with recruiting, training and integrating new employees and retaining and motivating existing employees;
•the effects of acquisitions and their integration;
•general economic conditions, both domestically and internationally, and economic conditions specifically affecting industries in which our customers participate, including those related to the recent COVID-19 pandemic and responses thereto;
•the impact of new accounting pronouncements;
•changes in regulatory or legal environments that may cause us to, among other elements, be unable to continue operating in a particular market, remove certain customers from our platform, and/or incur expenses associated with compliance;
•changes in the competitive dynamics of our market, including consolidation among competitors or customers or new entrants into our market;
•our ability to control fraudulent registrations and usage of our platform, reduce bad debt and lessen capacity constraints on our data centers, servers and equipment; and
•significant security breaches of, technical difficulties with, or interruptions to, the delivery and use of our products and platform capabilities.
Any of these and other factors, or the cumulative effect of some of these factors, may cause our results of operations to vary significantly. If our quarterly results of operations fall below the expectations of investors and securities analysts who follow our stock, the price of our common stock could decline substantially, and we could face costly lawsuits, including securities class action suits.

`
If we are unable to attract new customers, including through our self-service customer acquisition model, retain existing customers and/or expand usage of our platform by such customers, we may not achieve the growth we expect, which would adversely affect our results of operations and financial condition.
In order to grow our business, we must continue to attract new customers in a cost-effective manner and enable these customers to realize the benefits associated with our products and services. Our business is usage- based and it is important for our business and financial results that our paying customers maintain or increase their usage of our platform and purchase additional products from us. Historically, we have relied on our self-service customer acquisition model for a significant majority of our revenue. While we are expanding our direct sales efforts and personnel, we expect a significant majority of our revenue to come from our self-service customer acquisition model in the coming years. If our self-service customer acquisition model is not as effective as we anticipate, our future growth will be impacted.
In addition, we must persuade potential customers that our products offer significant advantages over those of our competitors. As our market matures, our products evolve, and competitors introduce lower cost or differentiated products that are perceived to compete with our platform and products, our ability to maintain or expand usage of our platform could be impaired. Even if we do attract new customers, the cost of new customer acquisition, product implementation and ongoing customer support may prove higher than anticipated, thereby impacting our profitability. For example, while we maintain an active user community that serves as a support resource for our customers, there is no guarantee that our customers will continue to contribute to or utilize the community as a self-support resource, and any failure to maintain such an active community could require us to expend more resources on customer acquisition and customer support, and impact our profitability.
Other factors, many of which are out of our control, may now or in the future impact our ability to add new customers in a cost-effective manner, include:
•potential customers’ commitments to existing platforms or greater familiarity or comfort with other platforms or products;
•our failure to expand, retain, and motivate our sales and marketing personnel;
•our failure to obtain or maintain industry security certifications for our platform and products;
•negative media, industry, or financial analyst commentary regarding our platform and the identities and activities of some of our customers;
•the perceived risk, commencement, or outcome of litigation; and
•deteriorating general economic conditions.
The vast majority of our contracts with our customers are based on our terms of service, which do not require our customers to commit to a specific contractual period, and which permit the customer to terminate their contracts or decrease usage of our products and services without advance notice. Our customers generally have no obligation to maintain their usage of our platform. This ease of termination could cause our results of operations to fluctuate significantly from quarter to quarter. Our customer retention may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with the security, performance, and reliability of our products, our prices and usage plans, our customers’ budgetary restrictions, the perception that competitive products provide better or less expensive options, negative public perception of us or our customers, and deteriorating general economic conditions. As a result, we may face high rates of customer churn if we are unable to meet our customer needs, requirements and preferences.
Our future financial performance also depends in part on our ability to expand our existing customers’ usage of our platform and sell additional products to our existing customers. Conversely, our paying customers may reduce their usage to lower-cost pricing tiers if they do not see the marginal value in maintaining their usage at a higher-cost pricing tier, thereby impacting our ability to increase revenue. In order to expand our commercial relationship with our customers, existing customers must decide that the incremental cost associated with such an increase in usage or subscription to additional products is justified by the additional functionality. Our customers’ decision whether to increase their usage or subscribe to additional products is driven by a number of factors, including customer satisfaction with the security, performance, and reliability of our platform and existing products, the functionality of any new products we may offer, general economic conditions, and customer reaction to our pricing model. If our efforts to expand our relationship with our existing customers are not successful, our financial condition and results of operations may materially suffer.
In addition, to encourage awareness, usage, familiarity and adoption of our platform and products, we may offer a credit to new customers who sign up for and use our platform. To the extent that we are unable to successfully retain

`
customers after use of the initial credit, we will not realize the intended benefits of these marketing strategies and our ability to grow our revenue will be adversely affected.
The market for our platform and solutions may develop more slowly or differently than we expect.
It is difficult to predict customer adoption rates and demand for our products and services, the entry of competitive products or services or the future growth rate and size of the Infrastructure-as-a-Service (IaaS) and Platform-as-a-Service (PaaS) markets. The expansion of these markets depends on a number of factors, including the cost, performance, and perceived value associated with cloud computing platforms as an alternative to more established and legacy systems, the ability of cloud computing platform providers to address heightened data security and privacy concerns, and the cost and effort associated with converting or transition from current systems to cloud-based systems. If we or other cloud computing platform providers experience security incidents, loss of customer data, disruptions or other similar problems, the market for these applications as a whole, including our platform and products, may be negatively affected. If there is a reduction in demand caused by a lack of customer acceptance, technological challenges, weakening economic conditions, data security or privacy concerns, governmental regulation, competing technologies and products, or decreases in information technology spending or otherwise, either now or in the future, the market for our platform and products might not continue to develop or might develop more slowly than we expect, which would adversely affect our business, financial condition and results of operations.
Our core customer base consists of individual developers, early stage start-ups and small-to-medium size businesses. As these individuals and organizations grow, if we are unable to meet their evolving needs, we may not be able to retain them as customers. Our business will also suffer if the markets for our solutions proves less lucrative than projected or if we fail to effectively acquire and service such users.
Our core customer base consists of individual developers, early stage start-ups and small-to-medium size businesses, many of which plan for high growth. We expect that our path to growth will, in part, rely on scaling our platform to meet the needs of such customers as they increase usage of our platform. Accordingly, if such customers fail to grow as expected, then our path to growth may be adversely affected. In addition, our inability to offer both suitable services to support their businesses at scale and suitable and appropriately priced services for the initial state of their business, and could adversely affect our business, financial condition and results of operations.
We believe that the individual developer, early stage start-ups and small-to-medium size business markets are underserved, and we intend to continue to devote substantial resources to such markets. However, these customers and potential customers frequently have limited budgets and may choose to allocate resources to items other than our solutions, especially in times of economic uncertainty or recessions. If the individual developer, early stage start-ups and small-to-medium size business markets fail to be as lucrative as we project or we are unable to market and sell our services to such customers effectively, our ability to grow our revenues quickly and achieve or maintain profitability will be harmed.
As we expand our product offerings, we may also attract larger customers outside of our core customer base. Sales to larger customers involve risks that may not be present or that are present to a lesser extent with sales to smaller entities.
Sales to larger customers outside of our core customer base involve risks that may not be present or that are present to a lesser extent with sales to individual developers, early stage start-ups and small-to-medium size businesses, such as longer sales cycles, more complex customer requirements, substantial upfront sales costs, and less predictability in completing some of our sales. For example, larger customers may require considerable time to evaluate and test our solutions and those of our competitors prior to making a decision on whether to subscribe to our platform. Moreover, larger customers often begin to deploy our products on a limited basis, but nevertheless demand configuration, integration services and pricing negotiations, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our products widely enough across their organization to justify our substantial upfront investment.
If we fail to timely release updates and new features to our platform and adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, or customer needs, our platform and products may become less competitive.
Our ability to attract new users and customers, expand our customer base, and increase revenue from existing customers depends in large part on our ability to enhance and improve our existing platform and products, increase adoption and usage of our platform and products, and introduce new products and capabilities. The market in which we compete is relatively new and subject to rapid technological change, evolving industry standards, and changing regulations, as well as changing customer needs, requirements and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis, anticipate and respond to customer demands and

`
preferences, address business model shifts, optimize our go-to-market execution by improving our cost structure, align sales coverage with strategic goals, improve channel execution and strengthen our services and capabilities in our areas of strategic focus. If we were unable to enhance our products and platform capabilities to keep pace with rapid technological and regulatory change, or if new technologies emerge that are able to deliver competitive products at lower prices, more efficiently, more conveniently, or more securely than our products, our business, financial condition and results of operations could be adversely affected.
We expect that the number of integrations and developer tools we will need to support will continue to expand as developers adopt new technologies, and we will have to develop new or upgraded versions of our platform and products to work with those new platforms. This development effort may require significant engineering, sales and marketing resources, all of which would adversely affect our business. Any failure of our platform or products to operate effectively with future technologies and developer tools could reduce the demand for our platform and products. If we are unable to respond to these changes in a cost-effective manner, our platform may become less marketable and less competitive or obsolete, and our business, financial condition and results of operations could be adversely affected.
Our policies regarding user privacy could cause us to experience adverse business and reputational consequences with customers, employees, suppliers, government entities, users, and other third parties.
From time to time, government entities and law enforcement bodies may seek our assistance with obtaining information about our customers or users. Although we protect the privacy of our customers to the extent possible, we may be required from time to time to provide information about our customers to government entities and law enforcement bodies. In light of our privacy commitments, we may legally challenge law enforcement requests to provide access to our systems, customer Droplets, or other user content but may face complaints that we have provided information improperly to law enforcement or in response to third party abuse complaints. We may experience adverse political, business, and reputational consequences, to the extent that we (a) do not provide assistance to or comply with requests from government entities or challenge those requests publicly or in court or (b) provide, or are perceived as providing, assistance to government entities that exceeds our legal obligations. Any such disclosure could significantly and adversely impact our business and reputation.
We publish a transparency report on an annual basis to provide details of law enforcement and government requests we receive. Our transparency report also includes a list of certain actions we have taken (e.g., disclosure of information) in response to law enforcement requests, as well as our standard policies and procedures regarding any such requests. Both the publishing of our transparency report and, conversely, the actions we take or challenge in response to law enforcement requests could damage our business and reputation.
We rely on third-party data center providers to ensure the functionality of our platform and products. If our data center providers fail to meet the requirement of our business, or if our data center facilities experience damage, interruption or a security breach, our ability to provide access to our platform and maintain the performance of our network could be negatively impacted.
We operate fourteen data centers through leases with third-party data center providers located in the United States, India, Germany, the United Kingdom, Canada, the Netherlands and Singapore. Our business is reliant on these data center facilities. Given that we lease this data center space, we do not control the operation of these third-party facilities. Consequently, we may be subject to service disruptions as well as failures to provide adequate support for reasons that are outside of our direct control. All of our data center facilities and network infrastructure are vulnerable to damage or interruption from a variety of sources including earthquakes, floods, fires, power loss, system failures, computer viruses, physical or electronic break-ins, human error, malfeasance or interference, including by employees, former employees, or contractors, terrorism and other catastrophic events. We and our data centers have experienced, and may in the future experience, disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes and capacity constraints, due to an overwhelming number of customers accessing our platform simultaneously. Data center facilities housing our network infrastructure may also be subject to local administrative actions, changes to legal or permitting requirements, labor disputes, litigation to stop, limit, or delay operations, and other legal challenges, including local government agencies seeking to gain access to customer accounts for law enforcement or other reasons. In addition, while we have entered into various agreements for the lease of data center space, equipment, maintenance and other services, the third party could fail to live up to the contractual obligations under those agreements.
Other factors, many of which are beyond our control, that can affect the delivery, performance, and availability of our platform and products include:
•the development, maintenance, and functioning of the infrastructure of the internet as a whole;

`
•the performance and availability of third-party telecommunications services with the necessary speed, data capacity, and security for providing reliable internet access and services;
•the failure of our redundancy systems, in the event of a service disruption at one of the facilities hosting our network infrastructure, to redistribute load to other components of our network;
•the failure of our disaster recovery and business continuity plans; and
•decisions by the owners and operators of the co-location and ISP-partner facilities where our network infrastructure is deployed or by global telecommunications service provider partners who provide us with network bandwidth to terminate our contracts, discontinue services to us, shut down operations or facilities, increase prices, change service levels, limit bandwidth, declare bankruptcy, breach their contracts with us, or prioritize the traffic of other parties.
The occurrence of any of these factors, or our inability to efficiently and cost-effectively fix such errors or other problems that may be identified, could damage our reputation, negatively impact our relationship with our customers, or otherwise materially harm our business, results of operations, and financial condition.
The components of our global network are interrelated, such that disruptions or outages affecting one or more of our network data center facilities may increase the strain on other components of our network. In addition, the failure of any of our data center facilities for any significant period of time could place a significant strain upon the ongoing operation of our business, as we have only limited redundant functionality for these facilities, and there may be concentration issues regarding the storing and backup of customer data. Such a failure of a core data center facility could degrade and slow down our network, reduce the functionality of our products for our customers, impact our ability to bill our customers, and otherwise materially and adversely impact our business, reputation, and results of operations.
In addition, if we do not optimize and operate these data center facilities efficiently, or if we fail to expand our data centers to meet increased customer demand, it could result in either lack of available capacity (resulting in poor service performance or technical issues) or excess data center capacity (resulting in increased unnecessary costs), both of which could result in the dissatisfaction or loss of customers and cause our business, results of operations and financial condition to suffer. As we continue to add product and service capabilities, our data center networks become increasingly complex and operating them becomes more challenging.
The terms of our existing data center agreements and leases vary in length and expire on various dates. Upon the expiration or termination of our data center facility leases, we may not be able to renew these leases on terms acceptable to us, if at all. Even if we are able to renew the leases on our existing data centers, rental rates, which will be determined based on then-prevailing market rates with respect to the renewal option periods and which will be determined by negotiation with the landlord after the renewal option periods, may increase from the rates we currently pay under our existing lease agreements. Migrations to new facilities could also be expensive and present technical challenges that may result in downtime for our affected customers. There can also be no assurances that our plans to mitigate customer downtime for affected customers will be successful.
If we or our third-party service providers experience a security breach or unauthorized parties otherwise obtain access to our platform or our customers’ data, we may incur significant liabilities and our reputation and business may be harmed.
Our platform and products involve the storage and transmission of data, including personally identifiable information, and security breaches or unauthorized access to our platform and products could result in the loss of our or our customers’ or users’ data, litigation, indemnity obligations, fines, penalties, disputes, investigations and other liabilities. We have been in the past and may continue to be in the future impacted by and the target of cyber-attacks by third parties seeking unauthorized access to our or our customers’ or users’ data or to disrupt our ability to provide our services. While we have taken steps to protect the confidential and personal information that we have access to, our security measures or those of our third-party service providers that store or otherwise process certain of our and our customers’ or users’ data on our behalf could be breached or we could suffer a loss of our or our customers’ or users’ data. Our ability to monitor our third-party service providers’ data security is limited. Cyber-attacks, computer malware, viruses, social engineering (including spear phishing and ransomware attacks), and general hacking have become more prevalent in our industry, particularly against cloud services. In addition, errors due to the action or inaction of our employees, contractors, or others with authorized access to our network could lead to a variety of security incidents. Further, we do not directly control content that our customers or users store, use, or access in our products. If our customers or users use our products for the transmission or storage of personally identifiable information and our security measures are or are believed to have been

`
breached as a result of third party action, employee error, malfeasance or otherwise, our reputation could be damaged, our business may suffer, and we could incur significant liability. In addition, our remediation efforts may not be successful.
We also process, store and transmit our own data as part of our business and operations. This data may include personally identifiable, confidential or proprietary information. There can be no assurance that any security measures that we or our third party service providers have implemented will be effective against current or future security threats. While we have developed systems and processes to protect the integrity, confidentiality and security of our and our customers’ or users’ data, our security measures or those of our third party service providers could fail and result in unauthorized access to or disclosure, modification, misuse, loss or destruction of such data.
Because there are many different security breach techniques and such techniques continue to evolve, we may be unable to anticipate attempted security breaches, react in a timely manner or implement adequate preventative measures. Third parties may also conduct attacks designed to temporarily deny customers or users access to our cloud services. Any security breach or other security incident, or the perception that one has occurred, could result in a loss of customer confidence in the security of our platform and damage to our brand, reduce the demand for our products, disrupt normal business operations, require us to spend material resources to investigate or correct the breach and to prevent future security breaches and incidents, expose us to legal liabilities, including litigation, regulatory enforcement, and indemnity obligations, and adversely affect our business, financial condition and results of operations. These risks are likely to increase as we continue to grow and process, store, and transmit increasingly large amounts of data.
Additionally, although we maintain cybersecurity insurance coverage, we cannot be certain that such coverage will be adequate for data security liabilities actually incurred, will cover any indemnification claims against us relating to any incident, will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition and results of operations.
In addition, our customers require and expect that we and/or our service providers maintain industry-related compliance certifications, such as SOC 1, SOC 2, SOC 3, PCI-DSS, NIST 800-53, and others. There are significant costs associated with maintaining existing and implementing any newly-adopted industry-related compliance certifications, including costs associated with retroactively building security controls into services which may involve re-engineering technology, processes and staffing. The inability to maintain applicable compliance certifications could result in monetary fines, disruptive participation in forensic audits due to a breach, security- related control failures, customer contract breaches, customer churn and brand and reputational harm.
We may not be able to successfully manage our growth, and if we are not able to grow efficiently, our business, financial condition and results of operations could be harmed.
The growth and expansion of our business will continue to require additional management, operational and financial resources. As usage of our platform grows, we will need to devote additional resources to improving and maintaining our infrastructure and integrating with third-party applications. In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support, to serve our growing customer base, and to improve our information technology and financial infrastructure, operating and administrative systems and our ability to effectively manage headcount, capital and processes, including by reducing costs and inefficiencies. Any failure of or delay in these efforts could result in impaired system performance and reduced customer satisfaction, which would negatively impact our revenue growth and our reputation. Even if we are successful in our expansion efforts, they will be expensive and complex, and require the dedication of significant management time and attention. We cannot be sure that the expansion of and improvements to our internal infrastructure will be effectively implemented on a timely basis, if at all, and such failures could harm our business, financial condition and results of operations.
In addition, we must also continue to effectively manage our capital expenditures by maintaining and expanding our data center capacity, servers and equipment, grow in geographies where we currently have a small presence and ensure that the performance, features and reliability of our service offerings and our customer service remain competitive in a rapidly changing technological environment. If we fail to manage our growth, the quality of our platform and products may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers and employees.
If we underestimate or overestimate our data center capacity requirements and our capital expenditures on data centers, servers and equipment, our results of operations could be adversely affected.

`
The costs of building out, leasing and maintaining our data centers constitute a significant portion of our capital and operating expenses. To manage our capacity while minimizing unnecessary excess capacity costs, we continuously evaluate our short and long-term data center capacity requirements in order to effectively manage our capital expenditures. We may be unable to project accurately the rate or timing of increases in volume of usage on our platform or to successfully allocate resources to address such increases, and may underestimate the data center capacity needed to address such increases, and in response, we may be unable to increase our data capacity, and increase our capital expenditures on servers and other equipment, in an expedient and cost-effective manner to address such increases. If we underestimate our data center capacity requirements and capital expenditure requirements, we may not be able to provide our platform and products to current customers or service the expanding needs of our existing customers and may be required to limit new customer acquisition or enter into leases or other agreements for data centers, servers and other equipment that are not optimal, all of which may materially and adversely impair our results of operations.
In addition, many of our data center sites are subject to multi-year leases. If our capacity needs are reduced, or if we decide to close a data center, we may nonetheless be committed to perform our obligations under the applicable leases including, among other things, paying the base rent for the balance of the lease term and continuing to pay for any servers or other equipment. If we overestimate our data center capacity requirements and capital expenditures, and therefore secure excess data center capacity and servers or other equipment, our operating margins could be materially reduced.
We rely on a limited number of suppliers for certain components of the equipment we use to operate our network and any disruption in the availability of these components could delay our ability to expand or increase the capacity of our platform or replace defective equipment.
We do not manufacture the products or components we use to build our platform and the related infrastructure. We rely on a limited number of suppliers for several components of the equipment we use to operate our platform and provide products to our customers. Our reliance on these suppliers exposes us to risks, including:
•reduced control over production costs and constraints based on the then current availability, terms, and pricing of these components;
•limited ability to control the quality, quantity and cost of our products or of their components;
•the potential for binding price or purchase commitments with our suppliers at higher than market rates;
•limited ability to adjust production volumes in response to our customers’ demand fluctuations;
•labor and political unrest at facilities we do not operate or own;
•geopolitical disputes disrupting our supply chain;
•business, legal compliance, litigation and financial concerns affecting our suppliers or their ability to manufacture and ship our products in the quantities, quality and manner we require;
•impacts on our supply chain from adverse public health developments, including outbreaks of contagious diseases such as the ongoing COVID-19 pandemic; and
•disruptions due to floods, earthquakes, storms and other natural disasters, particularly in countries with limited infrastructure and disaster recovery resources.
In addition, we are continually working to expand and enhance our platform features, technology and network infrastructure and other technologies to accommodate substantial increases in the volume of usage on our platform, the amount of content we host and our overall total customers. We may be unable to project accurately the rate or timing of these increases or to successfully allocate resources to address such increases, and may underestimate the data center capacity needed to address such increases, and our limited number of suppliers may not be able to quickly respond to our needs, which could have a negative impact on customer experience and our financial results. In the future, we may be required to allocate additional resources, including spending substantial amounts, to build, purchase or lease data centers and equipment and upgrade our technology and network infrastructure in order to handle increased customer usage, and our suppliers may not be able to satisfy such requirements. In addition, our network or our suppliers’ networks might be unable to achieve or maintain data transmission capacity high enough to process orders or download data effectively or in a timely manner. Our failure, or our suppliers’ failure, to achieve or maintain high data transmission capacity could significantly reduce consumer demand for our products. Such reduced demand and resulting loss of traffic, cost increases, or failure to accommodate new technologies could harm our business, revenue and financial condition.

`
If we do not or cannot maintain the compatibility of our platform with third-party applications that our customers use in their businesses, our business will be harmed.
Because our customers choose to integrate our products with certain capabilities provided by third-party providers, the functionality and popularity of our platform depends, in part, on our ability to integrate our platform and applications with developer tools and other third-party applications. These third parties may change the features of their technologies, restrict our access to their applications, or alter the terms governing use of their applications in a manner that is adverse to our business. Such changes could functionally limit or prevent our ability to use these third-party technologies in conjunction with our platform, which would negatively affect adoption of our platform and harm our business. If we fail to integrate our platform with new third-party applications that our customers use, we may not be able to offer the functionality that our customers need, which would harm our business.
We rely heavily on the reliability, security and performance of our internally developed systems and operations. Any difficulties in maintaining these systems may result in damage to our brand, service interruptions, decreased customer service or increased expenditures.
The reliability and continuous availability of the software, hardware and workflow processes underlying our internal systems, networks and infrastructure and the ability to deliver our products are critical to our business. Any interruptions resulting in our inability to timely deliver our products, or materially impacting the efficiency or cost with which we provide our products, would harm our brand, profitability and ability to conduct business. If third-party vendors increase their prices and we are unable to successfully pass those costs on to our customers, it could have a substantial effect on our results of operations.
We rely on third-party software for certain essential financial and operational services, and a failure or disruption in these services could materially and adversely affect our ability to manage our business effectively.
We rely on third-party software to provide many essential financial and operational services to support our business, including, without limitation, encryption and authentication technology, infrastructure operations, employee email, content delivery to customers, back-office support, credit card processing and other functions. Many of these vendors are less established and have shorter operating histories than traditional software vendors. Moreover, these vendors provide their services to us via a cloud-based model instead of software that is installed on our premises. As a result, we depend upon these vendors to provide us with services that are always available and are free of errors or defects that could cause disruptions in our business processes. Any failure by these vendors to do so, or any disruption in our ability to access the internet, would materially and adversely affect our ability to manage our operations. In addition, although we have developed systems and processes that are designed to protect customer and user data and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party service provider, such measures cannot provide absolute security.
Performance problems or defects associated with our platform may adversely affect our business, financial condition and results of operations.
It may become increasingly difficult to maintain and improve our platform performance, especially during peak usage times and as our customer base grows and our platform becomes more complex. If our platform is unavailable or if our customers are unable to access our platform within a reasonable amount of time or at all, we may experience a loss of customers, lost or delayed market acceptance of our platform, delays in payment to us by customers, injury to our reputation and brand, legal claims against us, significant cost of remedying these problems and the diversion of our resources. In addition, to the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, financial condition and results of operations, as well as our reputation, may be adversely affected.
Further, the software technology underlying our platform is inherently complex and may contain material defects or errors, particularly when new products are first introduced or when new features or capabilities are released. We have from time to time found defects or errors in our platform, and new defects or errors in our existing platform or new products may be detected in the future by us or our users. We cannot assure you that our existing platform and new products will not contain defects. Any real or perceived errors, failures, vulnerabilities, or bugs in our platform could result in negative publicity or lead to data security, access, retention or other performance issues, all of which could harm our business. The costs incurred in correcting such defects or errors may be substantial and could harm our business. Moreover, the harm to our reputation and legal liability related to such defects or errors may be substantial and could similarly harm our business.
The markets in which we participate are competitive, and if we do not compete effectively, our business, financial condition and results of operations could be harmed.

`
The markets that we serve are highly competitive and rapidly evolving. With the introduction of new technologies and innovations, we expect the competitive environment to remain intense. We compete primarily with large, diversified technology companies that focus on large enterprise customers and provide cloud computing as just a portion of the services and products that they offer. The primary vendors in this category include Amazon (AWS), Microsoft (Azure), Google (GCP), IBM and Oracle. We also compete with smaller, niche cloud service providers that typically target individuals and smaller businesses, simple use cases or narrower geographic markets. Some examples in this category include OVH, Vultr, Heroku, and Linode.
Our competitors vary in size and in the breadth and scope of the products offered. Many of our competitors and potential competitors, particularly our larger competitors, have substantial competitive advantages as compared to us, including greater name recognition and longer operating histories, larger sales and marketing and customer support budgets and resources, the ability to bundle products together, larger and more mature intellectual property portfolios, greater resources to make acquisitions and greater resources for technical assistance and customer support. Further, other potential competitors not currently offering competitive solutions may expand their product or service offerings to compete with our products and platform capabilities, or our current and potential competitors may establish cooperative relationships among themselves or with third parties that may further enhance their resources and product offerings in our addressable market. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, and customer requirements. An existing competitor or new entrant could introduce new technology that reduces demand for our products and platform capabilities.
In addition, some of our actual and potential competitors have been acquired by other larger enterprises and have made or may make acquisitions or may enter into partnerships or other strategic relationships that may provide more comprehensive offerings than they individually had offered or achieve greater economies of scale than us. In addition, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships or strategic relationships.
For all of these reasons, we may not be able to compete successfully against our current or future competitors, and this competition could result in the failure of our platform to continue to achieve or maintain market acceptance, any of which would harm our business, results of operations, and financial condition.
We do not have sufficient history with our pricing model to accurately predict the optimal pricing necessary to attract new customers and retain existing customers. Our pricing model subjects us to various challenges that could make it difficult for us to derive sufficient value from our customers.
We have limited experience determining the optimal prices for our products and, as a result, we have in the past and expect that we will need to change our pricing model from time to time in the future. As the market for our products matures, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers using the same pricing models as we have used historically. Pricing decisions may also impact the mix of adoption among our customers and negatively impact our overall revenue. Moreover, certain customers may demand substantial price concessions. As a result, in the future we may be required to reduce our prices or develop new pricing models, which could adversely affect our revenue, gross margin, profitability, financial position, and cash flow.
We generally charge our customers for their usage of our platform, and the add-on features and functionality they choose to enable. We do not know whether our current or potential customers or the market in general will continue to accept this pricing model going forward and, if it fails to gain acceptance, our business could be harmed.
If we fail to retain and motivate members of our management team or other key employees, or fail to attract additional qualified personnel to support our operations, our business and future growth prospects would be harmed.
Our success and future growth depend largely upon the continued services of our executive officers, particularly Yancey Spruill, our Chief Executive Officer. From time to time, there may be changes in our executive management team or other key employees resulting from the hiring or departure of these personnel. For example, a number of our executive officers have only recently joined us. If we do not successfully manage executive officer transitions, it could be viewed negatively by our customers, employees or investors and could have an adverse impact on our business. Our executive officers and other key employees are employed on an at-will basis, which means that these personnel could terminate their employment with us at any time. The loss of one or more of our executive officers, or the failure by our executive team to effectively work with our employees and lead our company, could harm our business.
In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers experienced in cloud computing and infrastructure solutions. From time to

`
time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, experiences significant volatility, or increases such that prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed.
Our corporate culture has contributed to our success and if we cannot maintain this culture as we grow, we could lose the innovation, creativity and entrepreneurial spirit we have worked hard to foster, which could harm our business.
We believe our corporate culture of rapid innovation, teamwork, and attention to customer support has been a key contributor to our success to date. We expect to continue to hire aggressively as we expand, and if we do not continue to maintain our corporate culture as we grow, we may be unable to foster the innovation, creativity and entrepreneurial spirit we believe we need to support our growth. Our substantial anticipated headcount growth may result in a change to our corporate culture, which could harm our business.
If we fail to maintain and enhance our brand, our ability to expand our customer base will be impaired and our business, financial condition and results of operations may suffer.
We believe that maintaining and enhancing the DigitalOcean brand is important to support the marketing and sale of our existing and future products to new customers and expand sales of our platform and products to existing customers. We also believe that the importance of brand recognition will increase as competition in our market increases. Successfully maintaining and enhancing our brand will depend largely on the effectiveness of our marketing efforts, our ability to provide reliable products that continue to meet the needs of our customers at competitive prices, our ability to maintain our customers’ trust, our ability to continue to develop new functionality and use cases, and our ability to successfully differentiate our products and platform capabilities from competitive products. Our brand promotion activities may not generate customer awareness or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, our business, financial condition and results of operations may suffer.
Our ability to maintain customer satisfaction depends in part on the quality of our customer support. Failure to maintain high-quality customer support could have an adverse effect on our business, results of operation, and financial condition.
We believe that the successful use of our platform and products requires a high level of support and engagement for many of our customers, particularly our business customers. In order to deliver appropriate customer support and engagement, we must successfully assist our customers in deploying and continuing to use our platform and products, resolving performance issues, addressing interoperability challenges with the customers’ existing IT infrastructure, and responding to security threats and cyber-attacks and performance and reliability problems that may arise from time to time. Because our platform and products are designed to be highly configurable and to rapidly implement customers’ reconfigurations, customer errors in configuring our platform and products can result in significant disruption to our customers. Our support organization faces additional challenges associated with our international operations, including those associated with delivering support, training, and documentation in languages other than English. Increased demand for customer support, without corresponding increases in revenue, could increase our costs and adversely affect our business, results of operations, and financial condition.
In addition, we rely on our user community to serve as a resource for questions on any part of our platform. Members of our user community are not obligated to participate in discussions with other users, and to the extent they do not, our customers’ ability to find answers to questions about our platform of services may suffer. If we are unable to develop self-service support resources that are easy to use and that our customers utilize to resolve their technical issues, or if our customers choose not to take advantage of these self-service support services, our customers’ experience with our platform may be negatively impacted.
There can be no assurance that we will be able to hire sufficient support personnel as and when needed, particularly if our sales exceed our internal forecasts. To the extent that we are unsuccessful in hiring, training, and retaining adequate support resources, our ability to provide high-quality and timely support to our customers will be negatively impacted, and our customers’ satisfaction and their usage of our platform could be adversely affected.

`
Unfavorable conditions in our industry or the global economy, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our results of operations.
Our results of operations may vary based on the impact of unfavorable changes in our industry or the global economy on us or our customers and potential customers. Unfavorable conditions in the economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth in the United States or abroad, financial and credit market fluctuations, international trade relations, political turmoil, natural catastrophes, outbreaks of contagious diseases (such as the recent COVID-19 pandemic), warfare and terrorist attacks on the United States, Europe or elsewhere, could cause a decrease in business investments, including spending on information technology, disrupt the timing and cadence of key industry events, and negatively affect the growth of our business and our results of operations. For example, any reductions in information technology spending may fall disproportionately on outsourced and cloud-based solutions like ours. In addition, impacts of the COVID-19 pandemic may be exacerbated by the disproportionate impact it is having on the individual developers, early stage start-ups and small-to-medium size businesses that make a large portion of our customer base, many of which may be forced to shut down or limit operations for an indefinite period of time. Economic weakness, customer financial difficulties and constrained spending on information technology operations could adversely affect our customers’ ability or willingness to subscribe to our service offerings, delay purchasing decisions and lengthen our sales cycles, reduce the usage of our products and services, or increase churn, all of which could have an adverse effect on our sales and operating results. In addition, our competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers and may be less dependent on key industry events to generate sales for their products. Further, the increased pace of consolidation in certain industries may result in reduced overall spending on our products and solutions. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or how any such event may impact our business.
Our current operations are international in scope, and we plan further geographic expansion, creating a variety of operational challenges.
A component of our growth strategy involves the further expansion of our operations and customer base internationally. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish and maintain such relationships, we may be unable to execute on our expansion plans. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.
Our current and future international business and operations involve a variety of risks, including:
•slower than anticipated availability and adoption of cloud-based infrastructures and platforms by international businesses;
•the need to adapt and localize our products for specific countries;
•greater difficulty collecting accounts receivable and longer payment cycles;
•potential changes in trade relations, regulations, or laws;
•more stringent regulations relating to privacy and data security and the unauthorized use of, or access to, commercial and personal information, particularly in Europe;
•challenges inherent in efficiently managing, and the increased costs associated with, an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits, and compliance programs that are specific to each jurisdiction;
•payment issues and other foreign currency risks, including fluctuations in exchange rates;
•laws and business practices favoring local competitors or general market preferences for local vendors;
•political instability or terrorist activities;
•any legal, political and economic uncertainty surrounding the exit of the United Kingdom from the European Union;

`
•an outbreak of a contagious disease, including COVID-19, which may cause us or our third-party providers and/or customers to temporarily suspend our or their respective operations in the affected city or country; and
•adverse tax burdens and foreign exchange restrictions that could make it difficult to repatriate earnings and cash.
If we invest substantial time and resources to further expand our international operations and are unable to do so successfully and in a timely manner, our business and results of operations will suffer.
We are exposed to fluctuations in currency exchange rates and interest rates, which could negatively affect our results of operations and our ability to invest and hold our cash.
Our sales are denominated in U.S. dollars, and therefore, our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our platform to our customers outside of the United States, which could adversely affect our results of operations. Our operating expenses incurred outside the United States are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with currency fluctuations, our results of operations could be adversely affected. In addition, we are exposed to fluctuations in interest rates, which has resulted in a negative interest rate environment, in which interest rates drop below zero. In this zero interest rate environment, any cash that we may hold with financial institutions, including cash proceeds received from our IPO, will continue to yield a storage charge instead of earning interest income, and encourages us to spend our cash or make high-risk investments, all of which could adversely affect our financial position, results of operations, and cash flows.
Our international operations may subject us to potential adverse tax consequences.
We are expanding our international operations to better support our growth into international markets. The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of the various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.
Our tax provision could also be impacted by changes in accounting principles, changes in U.S. federal, state, or international tax laws applicable to corporate multinationals such as legislation enacted in the United States, other fundamental law changes currently being considered by many countries, and changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions. For example, on December 22, 2017, tax reform legislation referred to as the Tax Cuts and Jobs Act, or the Tax Act, was enacted in the United States The Tax Act makes broad and complex changes to the U.S. tax code including, among other things, changes to U.S. federal tax rates, additional limitations on the deductibility of interest, both positive and negative changes to the utilization of future net operating loss, or NOL, carryforwards, allowing the expensing of certain capital expenditures, and the migration from a “worldwide” system of taxation to a territorial system. We are unable to predict whether any future changes will occur and, if so, the impact of such changes, including on the U.S. federal income tax considerations relating to the purchase, ownership and disposition of our common stock.
We could be required to collect additional taxes or be subject to other tax liabilities that may increase the costs our clients would have to pay for our products and adversely affect our results of operations.
An increasing number of states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state companies. Additionally, the Supreme Court of the United States recently ruled in South Dakota v. Wayfair, Inc. et al, or Wayfair, that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. In response to Wayfair, or otherwise, states or local governments may adopt, or begin to enforce, laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. A successful assertion by one or more states requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments or local governments of tax collection obligations on out-of-state sellers could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose

`
similar obligations on our competitors, and decrease our future sales, which could have a material adverse effect on our business and results of operations.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
As of December 31, 2020, we had NOL carryforwards for federal and state income tax purposes of approximately $103.2 million and $128.1 million, respectively, which may be available to offset taxable income in the future, and which expire in various years beginning in 2032 for federal purposes and 2021 for state purposes if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We may experience a future ownership change under Section 382 of the Code that could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.
Changes in our effective tax rate or tax liability may have an adverse effect on our results of operations.
Our effective tax rate could increase due to several factors, including:
•changes in the relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;
•changes in tax laws, tax treaties, and regulations or the interpretation of them, including the Tax Act;
•changes to our assessment about our ability to realize our deferred tax assets that are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies, and the economic and political environments in which we do business;
•the outcome of current and future tax audits, examinations, or administrative appeals; and
•limitations or adverse findings regarding our ability to do business in some jurisdictions.
Any of these developments could adversely affect our results of operations.
Our leverage could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry, divert our cash flow from operations for debt payments and prevent us from meeting our debt obligations.
During the three months ended March 31, 2021, we repaid all of our outstanding indebtedness from the net proceeds of our IPO. However, we still have borrowing capacity available under our credit facility with KeyBank National Association, as administrative agent, and the other lenders party thereto, which matures in 2025. We may not be able to refinance our existing indebtedness because of our amount of debt, debt incurrence restrictions under our debt agreements or adverse conditions in credit markets generally. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would result in an adverse effect on our financial condition and results of operations.
Furthermore, we may incur significant additional indebtedness in the future. Although our credit agreement contains restrictions on the incurrence of additional indebtedness and entering into certain types of other transactions, these restrictions are subject to a number of qualifications and exceptions. Additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also do not prevent us from incurring obligations, such as trade payables.
Any outstanding indebtedness could have a material adverse effect on our business and financial condition, including:

`
•requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness;
•exposing us to increased interest expense;
•making it more difficult for us to satisfy our obligations with respect to our indebtedness;
•restricting us from making strategic acquisitions;
•limiting our ability to obtain additional financing for working capital, capital expenditures, product development, satisfaction of debt service requirements, acquisitions and general corporate or other purposes;
•increasing our vulnerability to adverse economic, industry or competitive developments; and
•limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who may be better positioned to take advantage of opportunities that our leverage prevents us from exploiting.
Our credit agreement imposes significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities.
The credit agreement that governs our credit facility imposes significant operating and financial restrictions on us. These restrictions limit the ability of our subsidiaries, and effectively limit our ability to, among other things:
•incur or guarantee additional debt or issue disqualified equity interests;
•pay dividends and make other distributions on, or redeem or repurchase, capital stock;
•make certain investments;
•incur certain liens;
•enter into transactions with affiliates;
•merge or consolidate;
•enter into agreements that restrict the ability of restricted subsidiaries to make certain intercompany dividends, distributions, payments or transfers; and
•transfer or sell assets.
As a result of the restrictions described above, we will be limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders or amend the covenants.
Our failure to comply with the restrictive covenants described above as well as other terms of our indebtedness or the terms of any future indebtedness from time to time could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms or are unable to refinance these borrowings, our results of operations and financial condition could be adversely affected.
Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States. If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
U.S. generally accepted accounting principles, or GAAP, are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions already completed before the announcement of a change.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled

`
“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates, judgments, and assumptions used in our financial statements include, but are not limited to, those related to revenue recognition, accounts receivable and related reserves, useful lives and realizability of long lived assets, capitalized internal-use software development costs, assumptions used in the valuation of warrants, accounting for stock-based compensation, and valuation allowances against deferred tax assets. These estimates are periodically reviewed for any changes in circumstances, facts, and experience. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
We may require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all.
We have funded our operations since inception primarily through equity and debt financings and sales of our products. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests. Our inability to obtain adequate financing on terms satisfactory to us, when we require it, could significantly limit our ability to continue to support our business growth, respond to business challenges, expand our operations or otherwise capitalize on our business opportunities due to lack of sufficient capital. Even if we are able to raise such capital, we cannot assure you that it will enable us to achieve better operating results or grow our business.
Acquisitions, strategic investments, partnerships, or alliances could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our business, financial condition and results of operations.
We have in the past and may in the future seek to acquire or invest in businesses, joint ventures, products and platform capabilities, or technologies that we believe could complement or expand our services and platform capabilities, enhance our technical capabilities, or otherwise offer growth opportunities. Further, following the receipt of proceeds from our IPO, there is an increased likelihood that we will devote resources to exploring larger and more complex acquisitions and investments than we have previously attempted. Any such acquisition or investment may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products and platform capabilities, personnel or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, their infrastructure is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise.
We could also face risks related to liability for activities of the acquired company before the acquisition, including intellectual property infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities, and litigation or other claims in connection with the acquired company, including claims from terminated employees, users, former stockholders or other third parties, and our efforts to limit such liabilities could be unsuccessful. These transactions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing business. Any such transactions that we are able to complete may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. In addition, we may not be able to find and identify desirable acquisition targets or business opportunities or be successful in entering into an agreement with any particular strategic partner. These transactions could also result in dilutive issuances of equity securities or the incurrence of debt, contingent liabilities,

`
amortization expenses, incremental operating expenses or the impairment of goodwill, any of which could adversely affect our results of operations.
The recent COVID-19 pandemic and any related economic downturn could negatively impact our business, financial condition and results of operations.
The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments. COVID-19 could adversely affect workforces, economies and financial markets globally, potentially leading to an economic downturn and a reduction in customer spending on our solutions or an inability for our customers, partners, suppliers or vendors or other parties with whom we do business to meet their contractual obligations. While it is not possible at this time to predict the duration and extent of the impact that COVID-19 could have on worldwide economic activity and our business in particular, the continued spread of COVID-19 and the measures taken by governments, businesses and other organizations in response to COVID-19 could adversely impact our business, financial condition and results of operations. For example, impacts of the COVID-19 pandemic may be exacerbated by the disproportionate impact it is having on the individual developers, early stage start-ups and small-to-medium size businesses that make a large portion of our customer base, many of which may be forced to shut down or limit operations for an indefinite period of time. Economic weakness, customer financial difficulties and constrained spending on IT operations could adversely affect our customers’ ability or willingness to subscribe to our service offerings, delay purchasing decisions and lengthen our sales cycles, reduce the value of their contracts, or increase churn, all of which could have an adverse effect on our sales and operating results.
Moreover, to the extent the COVID-19 pandemic adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including but not limited to, those related to our ability expand within our existing customer base, acquire new customers, develop and expand our sales and marketing capabilities and expand internationally.
Our business could be disrupted by catastrophic occurrences and similar events.
Our platform and the public cloud infrastructure on which our platform relies are vulnerable to damage or interruption from catastrophic occurrences, such as earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, criminal acts, sabotage, other intentional acts of vandalism and misconduct, geopolitical events, disease, such as the COVID-19 pandemic, and similar events. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our facilities or the facilities of our public cloud providers could result in disruptions, outages, and other performance and quality problems. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster and to execute successfully on those plans in the event of a disaster or emergency, our business would be seriously harmed.
Risks Related to Our Regulatory Environment
Activities of our customers or the content on their websites could subject us to liability.
We provide products and services that enable our customers and users to exchange information and engage in various online activities, and our products and services include substantial user-generated content. For instance, customers and users include content on their Droplets, post or generate content on our website’s community section, and offer applications and integrations through our marketplace. Customer or user content or activity may be infringing, illegal, hostile, offensive, unethical, or inappropriate, may violate our terms of service or a customer’s own policies, or may be intended to, or inadvertently, circumvent or threaten the confidentiality, integrity, security or availability of information or network services of other products, services, or systems, including, for example, by launching various attacks. We are not currently subject to lawsuits arising from the conduct of our customers or users, or subject to other regulatory enforcement actions relating to their content or actions, but we may be subject to such suits or measures in the future. Even if claims against us are ultimately unsuccessful, defending against such claims will increase our legal expenses and divert management’s attention from the operation of our business, which could adversely impact our business and results of operations, and our brand, reputation, and financial results may be harmed.
We (like other intermediary online service providers) rely primarily on two sets of laws in the U.S. to shield us from legal liability with respect to user activity. The Digital Millennium Copyright Act, or DMCA, provides service providers a safe harbor from monetary damages for copyright infringement claims, provided that service providers comply with various requirements designed to stop or discourage infringement on their platforms by their users. Section 230 of the Communications Decency Act, or CDA, protects providers of an interactive computer service from liability with respect to most types of content provided over their service by others, including users. Both the DMCA safe harbor and Section 230

`
of the CDA face regular and current, calls for revision. In particular, a recent executive order by President Trump required, among other things, that the Federal Communications Commission, or FCC, consider whether to conduct a rulemaking proceeding that might reinterpret and narrow the protections of Section 230 of the CDA. The FCC announced in October 2020 that it is commencing that rulemaking proceeding, although further action may be less likely under the Biden administration. In addition, a variety of bills have recently been introduced in the U.S. Congress that would seek to make changes to the scope of Section 230 of the CDA, including legislation in the U.S. Congress that, if enacted, would narrow the protections of Section 230 of the CDA. Enactment of this legislation or an unfavorable outcome of the FCC rulemaking could limit our ability to rely on the protections of Section 230 of the CDA. Furthermore, recent litigation has created uncertainty with respect to the applicability of DMCA protections to companies that host substantial amounts of user content. For these reasons and others, now or in the future, the DMCA, CDA, and similar provisions may be interpreted as not applying to us or may provide us with incomplete or insufficient protection from claims.
We do not typically monitor the content, activities, or Droplets of our customers or users, so inappropriate content may be posted or activities executed before we are able to take protective action, which could subject us to legal liability. Even if we comply with legal obligations to remove or disable content, we may continue to allow use of our products or services by individuals or entities who others find hostile, offensive, or inappropriate. The activities or content of our customers or users may lead us to experience adverse political, business and reputational consequences, especially if such use is high profile. Conversely, actions we take in response to the activities of our customers or users, up to and including banning them from using our products, services, or websites, may harm our brand and reputation.
In addition to liability based on our activities in the U.S., we may also be deemed subject to laws in other countries that may not have the same protections or that may impose more onerous obligations on us, which may impose additional liability or expense on us, including additional theories of intermediary liability. For example, in 2019, the EU approved a copyright directive that will impose additional obligations on online platforms, and failure to comply could give rise to significant liability. Other recent laws in Germany (extremist content), Australia (violent content), India (intermediary liability) and Singapore (online falsehoods), as well as other new similar laws, may also expose cloud-computing companies like us to significant liability. We may incur additional costs to comply with these new laws, which may have an adverse effect on our business, results of operations, and financial condition. Potential litigation could expose us to claims for damages and affect our business, financial condition and results of operations.
Our business could be affected by the enactment of new governmental regulations regarding the internet or the application of additional or different existing governmental regulation to our business, products, or services.
The legal and regulatory environment pertaining to the internet and products and services such as ours, both in the U.S. and internationally, is uncertain and may change. New laws may be passed, existing but previously inapplicable or unenforced laws may be deemed to apply, legal safe harbors may be narrowed, and courts may issue decisions affecting existing regulations or leading to new ones. Furthermore, legal and regulatory authorities, both in the U.S. and internationally, may characterize or recharacterize us and our business, products, or services in ways that would apply additional or different regulations to us. These changes could affect, among other things, areas related to our business such as the following:
•the liability of online service providers for actions by customers or users, including fraud, illegal content, spam, phishing, libel and defamation, hate speech, infringement of third-party intellectual property and other abusive conduct;
•other claims based on the nature and content of internet materials;
•user data privacy and security issues;
•consumer protection risks;
•digital marketing aspects;
•characteristics and quality of services, including changes to networking relationships and anti- circumvention technologies;
•the contractual terms within our terms of service and other agreements with customers;
•cross-border e-commerce issues; and
•ease of access by our users to our platform.

`
New laws or regulations, or new applications or interpretations of existing laws or regulations, could hinder growth and decrease acceptance, both of the internet and online services, or of our specific products or services, both generally or with respect to certain uses or industries. Such legal changes could increase our costs of doing business, subject our business to increased liability for non-compliance, or prevent us from marketing or delivering our services over the internet or in specific jurisdictions, thereby materially harming our business and results of operations.
The success of our business depends on our customers’ continued and unimpeded access to our platform on the internet and, as a result, also depends on internet providers and the related regulatory environment.
Our customers must have internet access in order to use our platform. Some internet providers may take measures that affect their customers’ ability to use our platform, such as degrading the quality of the content we transmit over their lines, giving that content lower priority, giving other content higher priority than ours, blocking our content entirely, or attempting to charge their customers more for using our platform.
In December 2010, the FCC adopted net neutrality rules barring internet providers from blocking or slowing down access to online content, thereby protecting services like ours from such interference. The FCC has repealed the net neutrality rules. However, changes in the composition of commissioners at the FCC may lead to the re-imposition of net neutrality rules, just as a Democratic majority in Congress may create at least the possibility that Congress may enact federal legislation on net neutrality, though the prospects for such legislation are uncertain. To the extent network operators attempt to interfere with our platform, extract fees from us to deliver our platform or from customers for the use of our platform, or otherwise engage in discriminatory practices, our business could be adversely impacted. Within such a regulatory environment, we could experience discriminatory or anti-competitive practices that could impede our domestic and international growth, cause us to incur additional expense, or otherwise harm our business. The adoption of any new laws or regulations, or the application or interpretation of existing laws or regulations to the internet, could impact our customers’ continued and unimpeded access to our platform on the internet.
We are subject to stringent and changing privacy laws, regulations and standards, information security policies and contractual obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could harm our business.
We have legal obligations regarding protection and appropriate use of personally identifiable and other proprietary information. We are subject to a variety of enacted and proposed federal, state, local and international laws, directives and regulations relating to the collection, use, security, transfer and other processing of personally identifiable information. The regulatory framework for privacy and security issues worldwide is rapidly evolving and as a result implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We publicly post information about our privacy practices but we may be alleged to have failed to do so, which could subject us to potential regulatory or private party actions if they are found to be noncompliant, deceptive, unfair, or misrepresentative. In the United States, these include enforcement actions by federal agencies and state attorneys general. In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards with which we must legally comply or that contractually apply to us. If we fail to follow these security standards even if no customer or user information is compromised, we may incur significant fines or experience a significant increase in costs or reputational harm.
Laws in all states require businesses to provide notice to customers and users whose personally identifiable information has been disclosed as a result of a data breach and compliance can be costly. Further, California enacted the California Consumer Privacy Act, or CCPA, which became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and adversely affect our business. Further, California voters approved a new privacy law, the California Privacy Rights Act, or CPRA, in the November 3, 2020 election. Effective starting on January 1, 2023, the CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. New legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts.

`
Most jurisdictions in which we operate have established legal frameworks for privacy and security with which we or our customers must comply, including the European Union, or EU. The EU has adopted the General Data Protection Regulation, or GDPR, which contains more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies. The GDPR also introduced greater control for data subjects (including, for example, the “right to be forgotten”), increased data portability for EU consumers, data breach notification requirements and increased fines of up to 20 million euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater. Such penalties are in addition to any civil litigation claims by customers and data subjects. In addition to the foregoing, a breach of the GDPR could result in regulatory investigations, reputational damage, orders to cease/ change our processing of our data, enforcement notices, and/ or assessment notices (for a compulsory audit).
We will also be subject to evolving European Union laws on data export, where data is transferred outside the European Union to us or third parties only when a suitable data transfer solution exists to safeguard personal data. On July 16, 2020, the Court of Justice of the European Union, or the CJEU, issued a decision called Schrems II that (a) calls into question certain data transfer mechanisms (such as the Standard Contractual Clauses) and (b) invalidates the EU-U.S. Privacy Shield on which many companies had relied as an acceptable mechanism for transferring such data from the EU to the U.S. Use of the Standard Contractual Clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country. We continue to investigate and implement contractual, organizational, and technical changes in response to Schrems II, but we cannot guarantee that any such changes will be sufficient under applicable laws and regulations or by our customers, governments, or the public. To the extent that we transfer personal data outside the European Union, there is risk that any of our data transfers will be halted, limited, or challenged by third parties.
Further, the United Kingdom’s decision to leave the European Union, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. Under the post-Brexit Trade and Cooperation Agreement between the EU and the UK, the UK and EU have agreed that transfers of personal data to the UK from EEA member states will not be treated as ‘restricted transfers’ to a non-EEA country for a period of up to four months from January 1, 2021, plus a potential further two months extension (the “Extended Adequacy Assessment Period”). Although the current maximum duration of the Extended Adequacy Assessment Period is six months, it may end sooner, for example, in the event that the European Commission adopts an adequacy decision in respect of the UK, or the UK amends the UK GDPR and/or makes certain changes regarding data transfers under the UK GDPR/Data Protection Act 2018 without the consent of the EU (unless those amendments or decisions are made simply to keep relevant UK laws aligned with the EU’s data protection regime). If the European Commission does not adopt an ‘adequacy decision’ in respect of the UK prior to the expiry of the Extended Adequacy Assessment Period, from that point onwards the UK will be an ‘inadequate third country’ under the GDPR and transfers of personal data from the EEA to the UK will require a ‘transfer mechanism’ such as the Standard Contractual Clauses.
Where we transfer personal data outside the European Economic Area, or the EEA, or the United Kingdom to third parties, we do so in compliance with relevant data export requirements. There is no assurance that these contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party processing, storage and transmission of such information. Any violation of data or security laws by our third-party processors could have a material adverse effect on our business and result in the fines and penalties outlined below.
In addition to the GDPR, the European Commission has another draft regulation, known as the Regulation on Privacy and Electronic Communications, or ePrivacy Regulation, that would replace the current ePrivacy Directive. New rules related to the ePrivacy Regulation are likely to include enhanced consent requirements in order to use communications content and metadata, which may negatively impact our platform and products and our relationships with our customers.
Complying with the GDPR and the ePrivacy Regulation, if and when the latter becomes effective, may cause us to incur substantial operational costs or require us to change our business practices. We may not be successful in our efforts to achieve compliance and may also experience difficulty retaining or obtaining new European or multi-national customers or significantly increased liability with respect to these customers pursuant to the terms set forth in our engagements with them. While we utilize data centers in the EEA to maintain certain customer and user data (which may include personal data) originating from the EU in the EEA, we may find it necessary to establish additional systems and processes to maintain such data in the EEA, which may involve substantial expense and distraction from other aspects of our business. Additionally, data localization requirements in other jurisdictions may cause us to incur potentially significant costs for establishing and maintaining facilities for storing and processing such data.

`
Privacy and data protection laws and industry standards around the world may be interpreted and applied in a manner that is inconsistent with our existing practices or product and platform capabilities. If so, in addition to the possibility of fines, lawsuits, regulatory actions and penalties, costs for remediation, and damage to our reputation, we could be required to fundamentally change our practices or modify our products and platform capabilities, any of which could have an adverse effect on our business. Furthermore, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our products. Privacy and data security concerns, whether valid or not valid, may inhibit market adoption of our products, particularly in certain industries and foreign countries, including, for example, India, where new legislation is expected in the near term.
We are subject to anti-corruption, anti-bribery, anti-money laundering, and similar laws, and non-compliance with such laws can subject us to criminal or civil liability and harm our business, financial condition and results of operations.
We are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, U.S. domestic bribery laws, the UK Bribery Act, and other anti-corruption and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees and their third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. As we increase our international sales and business, we may engage with business partners and third party intermediaries to market our products and to obtain necessary permits, licenses, and other regulatory approvals, and may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize such activities.
We cannot assure you that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase.
Detecting, investigating, and resolving actual or alleged violations of anti-corruption laws, and responding to any action, can require a significant diversion of time, resources, and attention from senior management and significant defense costs and other professional fees. In addition, noncompliance with anti-corruption, anti- bribery, or anti-money laundering laws could subject us to whistleblower complaints, investigations, various penalties or debarment from contracting with certain persons, and other collateral consequences. If any subpoenas or investigations are launched, or sanctions are imposed, or if we do not prevail in any possible proceeding, our business, financial condition and results of operations could be harmed. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources.
We are subject to governmental export and import controls and economic sanctions laws that could impair our ability to compete in international markets or subject us to liability if we are not in full compliance with applicable laws.
Our business activities are subject to various restrictions under United States export and similar laws and regulations, including the United States Department of Commerce’s Export Administration Regulations and various economic and trade sanctions regulations administered by the United States Treasury Department’s Office of Foreign Assets Controls. The United States export control laws and United States economic sanctions laws include restrictions or prohibitions on the sale or supply of certain products and services to United States embargoed or sanctioned countries, governments, persons and entities. In addition, various countries regulate the import of certain technology and have enacted or could enact laws that could limit our ability to provide our customers access to our platform or could limit our customers’ ability to access or use our platform in those countries.
Furthermore, we incorporate encryption technology into certain of our products. U.S. export control laws require authorization for the export of encryption items. In addition, various countries regulate the import of certain encryption technology, including through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products and services or could limit our customers’ ability to implement our products and services in those countries. Obtaining the necessary authorizations, including any required license, for a particular transaction may be time-consuming, is not guaranteed, and may result in the delay or loss of sales opportunities.
Although we take precautions to prevent our platform from being provided in violation of such laws, our platform may have in the past, and could in the future be, provided inadvertently in violation of such laws, despite the precautions we take. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to civil or criminal penalties, including the possible loss of export privileges and fines. We may also be adversely affected through penalties, reputational harm, loss of access to certain markets, or otherwise. In addition, various countries regulate the

`
import and export of certain encryption and other technology, including import and export permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our platform or could limit our users’ ability to access our platform in those countries.
Changes in our platform, or future changes in export and import regulations may prevent our users with international operations from utilizing our platform globally or, in some cases, prevent the export or import of our platform to certain countries, governments, or persons altogether. Any change in export or import regulations, economic sanctions, or related legislation, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our platform by, or in our decreased ability to export or sell subscriptions to our platform to, existing or potential users with international operations. Any decreased use of our platform or limitation on our ability to export or sell our platform would likely adversely affect our business, results of operations, and financial results.
Risks Related to Our Intellectual Property
Any failure to obtain, maintain, protect or enforce our intellectual property and proprietary rights could impair our ability to protect our proprietary technology and brand.
Our success depends to a significant degree on our ability to obtain, maintain, protect and enforce our intellectual property rights. We rely on a combination of trademarks, service marks, trade secrets, patents, copyrights, contractual restrictions, and confidentiality procedures to establish and protect our intellectual and proprietary rights, including in our technology, know-how, and brand. Legal standards relating to intellectual property rights are uncertain, in both the United States and other jurisdictions in which we operate, and protecting, monitoring, and defending our intellectual property rights might entail significant expense. Intellectual property rights that we have or may obtain may be challenged, circumvented, invalidated or held unenforceable. Furthermore, even though we attempt to enter into contractual provisions with third parties to control access to, or the distribution, use, misuse, misappropriation, reverse engineering or disclosure of, our intellectual property or technology, no assurance can be given that these agreements will be sufficient or effective in protecting our intellectual property rights.
Moreover, intellectual property laws, standards, and enforcement mechanisms in foreign countries may be uncertain, may not be as protective of intellectual property rights as those in the United States, or may not be available to us. As we expand our international activities, our exposure to unauthorized copying and use of our products, services, and other intellectual property will likely increase.
Despite our efforts, we may be unable to adequately obtain, maintain, protect, and enforce our intellectual property rights or prevent third parties from infringing upon, misappropriating or otherwise violating our intellectual property rights. If we fail to protect our intellectual property rights adequately, our competitors may gain access to, or be able to replicate, our proprietary technology, products, or services, and our business, financial condition, results of operations or prospects may be harmed. Our attempt to enforce our intellectual property rights, even if successful, could result in costly litigation or diversion of our management’s attention and resources, and, as a result, delay sales or the implementation or introduction of our products and platform capabilities, or injure our reputation.
We may become subject to intellectual property claims from third parties, which may subject us to significant liability, increased costs, and impede our ability to operate our business.
Our success depends, in part, on our ability to develop and commercialize our products and services without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. However, we may not be aware that our products, services, or intellectual property are infringing, misappropriating, or violating third party intellectual property rights. Additionally, the technology industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets, and other intellectual and proprietary rights. Companies in the industry are often required to defend against litigation claims based on allegations of infringement, misappropriation or other violations of intellectual property rights, and third parties may bring such claims against us. In addition, we may become subject to intellectual property disputes or otherwise subjected to liability for customer content on our platform. In the past, we have been involved in intellectual property disputes regarding our customer’s alleged infringement of third party intellectual property. We expect that the occurrence of infringement claims is likely to grow as the market for our platform and products grows.
Lawsuits are time-consuming and expensive to resolve, and they divert management’s time and attention, and our technologies or intellectual property may not be able to withstand third party claims against their use. Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:

`
•cease selling or using products or services that incorporate the intellectual property rights that we allegedly infringe, misappropriate or violate;
•make substantial payments for legal fees, settlement payments or other costs or damages;
•obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology; or
•redesign the allegedly infringing products to avoid infringement, misappropriation or violation, which could be costly, time-consuming or impossible.
We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition or results of operations. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results. Moreover, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and, if securities analysts or investors perceive these results to be negative, it could have an adverse effect on the price of our common stock.
We use open source software in our products, which could negatively affect our ability to sell our services or subject us to litigation or other actions.
We use open source software in connection with developing, operating, and offering our products, services, and technology, and we expect to continue to incorporate open source software in our products, services, and technology in the future.
Some open source projects have known vulnerabilities and architectural instabilities and are provided on an “as-is” basis which, if not properly addressed, could negatively affect the performance of our product. Few of the licenses applicable to open source software have been interpreted by courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. For example, some open source licenses may, depending on the nature of our use and the terms of the applicable license, include terms requiring us to offer certain of our solutions for no cost, make our source code available, or license our modifications or derivative works under the terms of applicable open source licenses. From time to time, there have also been claims challenging the ownership rights in open source software against companies that incorporate it into their products, and the licensors of such open source software provide no warranties or indemnities with respect to such claims.
Moreover, we cannot ensure that we have incorporated open source software in our products, services, and technology in a manner that is consistent with the terms of the applicable license or our current policies and procedures. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we or our customers could be subject to lawsuits, and we could incur significant legal expenses defending against such allegations, be subject to significant damages resulting from the suits, enjoined from the sale of our products that contained the open source software, and required to comply with onerous conditions or restrictions on these products, which could disrupt the distribution and sale of these products. Such litigation could be costly for us to defend, have a negative effect on our business, financial condition and results of operations, or require us to devote additional research and development resources to change or reengineer our products or take other remedial actions.
Indemnity provisions in various agreements to which we are party potentially expose us to substantial liability for infringement or misappropriation of intellectual property rights, failure to comply with data protection requirements and other losses.
Our agreements with our customers and other third parties may include indemnification provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred, including as a result of intellectual property infringement or misappropriation claims or for failure to comply with data protection requirements. Large indemnity payments could harm our business, financial condition and results of operations. Although we attempt to contractually limit our liability with respect to such indemnity obligations, we are not always successful and may still incur substantial liability related to them, and we may be required to cease use of certain functions of our platform or products as a result of any such claims. Any dispute with a customer or other third party with respect to such obligations could have adverse effects on our relationship with such customer or other third party and other existing or prospective customers, reduce demand for our products and services and adversely affect our business, financial conditions and results of operations. In addition, although we carry general liability insurance, our insurance may not be adequate to indemnify us

`
for all liability that may be imposed or otherwise protect us from liabilities or damages with respect to claims alleging compromises of customer data, and any such coverage may not continue to be available to us on acceptable terms or at all.
Risks Related to Ownership of Our Common Stock
Our stock price may be volatile, and the value of our common stock may decline.
The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including:
•actual or anticipated fluctuations in our financial condition or results of operations;
•variance in our financial performance from expectations of securities analysts;
•changes in the pricing of our products and platform;
•changes in our projected operating and financial results;
•changes in laws or regulations applicable to our platform and products;
•announcements by us or our competitors of significant business developments, acquisitions, or new offerings;
•significant data breaches, disruptions to or other incidents involving our software;
•our involvement in litigation;
•future sales of our common stock by us or our stockholders, as well as the anticipation of lock-up releases;
•changes in senior management or key personnel;
•the trading volume of our common stock;
•changes in the anticipated future size and growth rate of our market; and
•general economic and market conditions.
Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions including those related to the recent COVID-19 pandemic, may also negatively impact the market price of our common stock. The full impact of the COVID-19 pandemic is unknown at this time, but could result in material adverse changes in our results of operations for an unknown period of time as the virus and its related political, social and economic impacts spread. In addition, technology stocks have historically experienced high levels of volatility. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial expenses and divert our management’s attention.
An active public trading market for our common stock may not develop or be sustained.
Prior to the closing of our IPO in March 2021, no public market for our common stock existed. An active public trading market for our common stock may not develop or, if developed, it may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.
Our directors, executive officers and principal stockholders exercise significant control over our company, which will limit your ability to influence corporate matters.
As of March 31, 2021, our executive officers, directors and principal stockholders beneficially own a majority of our common stock. As a result, these stockholders, if they act together, will be able to control our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some future transactions more difficult or impossible without the support of these stockholders. The interests of these stockholders may not coincide with our interests or the interests of other stockholders.
Future sales of our common stock in the public market could cause the market price of our common stock to decline.

`
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Many of our existing equityholders have substantial unrecognized gains on the value of the equity they hold based upon the price at which shares were sold in our IPO, and therefore they may take steps to sell their shares or otherwise secure the unrecognized gains on those shares. We are unable to predict the timing of or the effect that such sales may have on the prevailing market price of our common stock.
All of our directors and officers and the holders of substantially all of our capital stock and securities convertible into our capital stock are subject to lock-up agreements that restrict their ability to transfer shares of our capital stock until the opening of trading on the third trading day immediately following our release of earnings for the quarter ended June 30, 2021, subject to certain exceptions; provided that:
•up to 20% of the shares, equaling an estimated 2,544,228 shares of common stock (calculating by including shares issuable upon exercise of vested and unvested options or RSUs and common stock) held by current employees and consultants immediately prior to our IPO (but excluding current executive officers and directors) may be sold beginning at the commencement of trading on the later of (x) the first trading day following the 60th day after the date of the Final Prospectus for our IPO dated as of March 23, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on March 24, 2021 and (y) the third trading day immediately following our release of earnings for the quarter ended March 31, 2021; and
•up to 20% of the shares, equaling an estimated 19,042,501 shares of common stock (calculating by including shares issuable upon exercise of vested and unvested options or RSUs and common stock) held by any other stockholders immediately prior to our IPO may be sold if, at any time beginning at the commencement of trading on the later of (x) the first trading day following the 60th day after the date of the Final Prospectus for our IPO dated as of March 23, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on March 24, 2021 and (y) the third trading day immediately following our release of earnings for the quarter ended March 31, 2021, the last reported closing price of our common stock is at least 33% greater than the initial public offering price of our common stock for 5 out of any 10 consecutive trading days, ending on or after the 60th day after the date of the Final Prospectus for our IPO dated as of March 23, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on March 24, 2021.
Morgan Stanley & Co. LLC and either of Goldman Sachs & Co. LLC or J.P. Morgan Securities LLC may, in their sole discretion, permit our stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements, subject to applicable notice requirements. If not earlier released, all of the shares of common stock subject to the lock-up agreements will become eligible for sale upon the opening of trading on the third trading day immediately following our release of earnings for the quarter ended June 30, 2021, subject to certain exceptions for any shares held by our affiliates as defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act.
As of March 31, 2021, there were 17,775,457 shares of our common stock issuable upon the exercise of outstanding stock options or upon the settlement of outstanding RSUs. We have registered all of the shares of common stock issuable upon the exercise of outstanding options, the settlement of outstanding RSUs or other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised or such RSUs are settled, subject to the lock-up agreements described above and compliance with applicable securities laws.
Further, based on shares outstanding as of March 31, 2021, holders of 71,334,137 shares, or approximately 67.1% of our capital stock outstanding as of such date, will have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
Our issuance of additional capital stock in connection with financings, acquisitions, investments, our equity incentive plans or otherwise will dilute all other stockholders.
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors and consultants under our equity incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

`
If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, the market price and trading volume of our common stock could decline.
The market price and trading volume of our common stock may be heavily influenced by the way analysts interpret our financial information and other disclosures. We do not have control over these analysts. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, our stock price would be negatively affected. If securities or industry analysts do not publish research or reports about our business, downgrade our common stock, or publish negative reports about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our stock price to decline and could decrease the trading volume of our common stock.
We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.
We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, you may need to rely on sales of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on your investment.
We are an “emerging growth company,” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, or Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our condensed consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.
We will remain an emerging growth company until the earliest of: (1) the last day of the fiscal year following the fifth anniversary of our IPO; (2) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more; (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and (4) the last day of the fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of June 30 of such fiscal year.
We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. For example, if we do not adopt a new or revised accounting standard, our future results of operations may not be as comparable to the results of operations of certain other companies in our industry that adopted such standards. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.
We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company, which we expect to further increase after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.

`
As a result of being a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.
We will be required, pursuant to Section 404 to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting for the fiscal year ending December 31, 2022. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal controls over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company.” We have recently commenced the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion once initiated. Our compliance with Section 404 will require that we incur substantial expenses and expend significant management efforts. We will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.
During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal controls over financial reporting, we will be unable to certify that our internal controls over financial reporting is effective. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
We cannot assure you that the measures we have taken to date, and actions we may take in the future, will prevent or avoid potential future material weaknesses in our internal controls over financial reporting in the future. Any failure to maintain internal controls over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal controls over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal controls over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal controls over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:
•authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights, and preferences determined by our board of directors that may be senior to our common stock;
•require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
•specify that special meetings of our stockholders can be called only by our board of directors, the chairperson of our board of directors, or our chief executive officer;
•establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
•establish that our board of directors is divided into three classes, with each class serving three-year staggered terms;
•prohibit cumulative voting in the election of directors;
•provide that our directors may be removed for cause only upon the vote of at least 66 2/3% of our outstanding shares of voting stock;

`
•provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and
•require the approval of our board of directors or the holders of at least 66 2/3% of our outstanding shares of voting stock to amend our bylaws and certain provisions of our certificate of incorporation.
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally, subject to certain exceptions, prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that you would receive a premium for your shares of our common stock in an acquisition.
Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States of America as the exclusive forums for substantially all disputes between us and our stockholders, which restricts our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: any derivative action or proceeding brought on our behalf; any action asserting a breach of a fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. The provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act. In addition, our amended and restated certificate of incorporation provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, subject to and contingent upon a final adjudication in the State of Delaware of the enforceability of such exclusive forum provision.
These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees. If a court were to find either choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions. For example, the Court of Chancery of the State of Delaware recently determined that the exclusive forum provision of federal district courts of the United States of America for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable. However, this decision may be reviewed and ultimately overturned by the Delaware Supreme Court. If this ultimate adjudication were to occur, we would enforce the federal district court exclusive forum provision in our amended and restated certificate of incorporation.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Equity Securities
During the three months ended March 31, 2021, we issued to certain directors, officers, employees and consultants an aggregate of 1,033,806 shares of our common stock upon the exercise of options under the 2013 Stock Plan at exercise prices ranging from $0.10125 to $19.47 per share.
During the three months ended March 31, 2021, we granted to certain directors, officers, employees and consultants restricted stock units for an aggregate of 1,654,338 shares of our common stock under the 2013 Stock Plan.
None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. The offers, sales and issuances of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and Regulation D or Regulation S promulgated thereunder) or Rule 701 promulgated under Section 39b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed on

`
the share certificates issued in these transactions. All of the recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.
(b) Use of Proceeds
On March 26, 2021, the Company completed its initial public offering (“IPO”), in which the Company issued and sold 16,500,000 shares of its common stock at a public offering price of $47.00 per share which resulted in gross proceeds of $775.5 million. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-253483), which was declared effective by the SEC on March 23, 2021. Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, BofA Securities, Inc., Barclays Capital Inc., KeyBanc Capital Markets Inc., Canaccord Genuity LLC, JMP Securities LLC, and Stifel, Nicolaus & Company, Incorporated acted as underwriters for the offering. The offering commenced on March 24, 2021 and, following the sale of all the shares upon the closing of the IPO, the offer terminated.
The net proceeds to us after deducting underwriting discounts and commissions of $46.5 million and net offering expenses of $5.8 million were $723.1 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. The Company used the proceeds from our IPO to repay $259.7 million of outstanding debt as of March 31, 2021. With the exception of the debt repayment, there has been no other material change in the planned use of proceeds from our IPO from those disclosed in the Final Prospectus for our IPO dated as of March 23, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on March 24, 2021.
At March 31, 2021, $1.7 million of expenses incurred in connection with our IPO had not yet been paid.
(c) Issuer Purchases of Equity Securities
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

`
ITEM 6. EXHIBITS

	Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of DigitalOcean Holdings, Inc.	8-K	001-40252	3.1	March 31, 2021
3.2	Amended and Restated Bylaws of DigitalOcean Holdings, Inc.	8-K	001-40252	3.2	March 31, 2021
10.1	2013 Stock Plan, as amended to date, and terms of agreements thereunder.	S-1	333-253483	10.2	February 25, 2021
10.2	2021 Equity Incentive Plan, and terms of agreements thereunder.	S-1/A	333-253483	10.3	March 15, 2021
10.3	2021 Employee Stock Purchase Plan.	S-1/A	333-253483	10.4	March 15, 2021
10.4	Non-Employee Director Compensation Policy.	S-1	333-253483	10.5	February 25, 2021
10.5	Employment Agreement between DigitalOcean Holdings, Inc. and Yancey Spruill, dated March 8, 2021.	S-1/A	333-253483	10.7	March 15, 2021
10.6	Employment Agreement between DigitalOcean Holdings, Inc. and Carly Brantz, dated March 8, 2021.	S-1/A	333-253483	10.8	March 15, 2021
10.7	Employment Agreement between DigitalOcean Holdings, Inc. and Jeffrey Guy, dated March 8, 2021.	S-1/A	333-253483	10.9	March 15, 2021
31.1	Certification of Yancey Spruill, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of William Sorenson, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*
Certifications of Yancey Spruill, Chief Executive Officer, and William Sorenson, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
						X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extensions Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)					X

`
___________________
*    This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

`
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 7, 2021	By:	/s/ Yancey Spruill
Yancey Spruill
Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2021	By:	/s/ William Sorenson
William Sorenson
Chief Financial Officer
(Principal Financial and Accounting Officer)