Form 10-Q
period 2021-06-30
DigitalOcean Holdings, Inc.
filed 2021-08-06
CIK 1582961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2021
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 28, 2021, there were 107,340,145 shares of the registrant’s common stock, with a par value of $0.000025 per share, outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020	1
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2021 and 2020	2
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2021 and 2020	3
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit) for the Three and Six Months Ended June 30, 2021 and 2020	4
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2021 and 2020	6
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31
Item 4.	Controls and Procedures	31

	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 1a.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61
Item 3.	Defaults Upon Senior Securities	62
Item 4.	Mine Safety Disclosures	62
Item 5.	Other Information	62
Item 6.	Exhibits	63
	Signatures	64

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$577,218	$100,311
Accounts receivable, less allowance for doubtful accounts of $3,086 and $3,104, respectively	33,919	28,098
Prepaid expenses and other current assets	17,980	19,544
Total current assets	629,117	147,953

Property and equipment, net	243,050	238,956
Restricted cash	2,226	2,226
Goodwill	2,674	2,674
Intangible assets	34,497	34,649
Deferred tax assets	84	82
Other assets	3,782	3,712
Total assets	$915,430	$430,252

Accounts payable	16,187	12,433
Accrued other expenses	21,976	27,025
Deferred revenue	5,030	4,873
Current portion of long-term debt	—	17,468
Other current liabilities	12,194	22,986
Total current liabilities	$55,387	$84,785

Deferred tax liabilities	205	211
Long-term debt	—	242,215
Other long-term liabilities	1,754	2,061
Total liabilities	$57,346	$329,272
Commitments and Contingencies (Note 6)

Convertible preferred stock	$—	$173,074

Preferred stock ($0.000025 par value per share; 10,000,000 and 0 shares authorized; 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively)	$—	$—
Common stock ($0.000025 par value per share; 750,000,000 and 111,400,000 shares authorized; 109,213,693 and 45,299,339 issued; and 107,245,465 and 43,331,111 outstanding as of June 30, 2021 and December 31, 2020, respectively)	2	1
Treasury stock, at cost (1,968,228 shares at June 30, 2021 and December 31, 2020)	(4,598)	(4,598)
Additional paid-in capital	1,035,514	99,783
Accumulated other comprehensive loss	(273)	(245)
Accumulated deficit	(172,561)	(167,035)
Total stockholders’ equity (deficit)	$858,084	$(72,094)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$915,430	$430,252
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	$103,810	$76,911	$197,471	$149,703
Cost of revenue	43,145	35,205	82,689	69,888
Gross profit	60,665	41,706	114,782	79,815
Operating expenses:
Research and development	27,121	15,130	49,523	34,607
Sales and marketing	11,812	6,957	22,233	16,411
General and administrative	24,362	17,841	42,402	39,506
Total operating expenses	63,295	39,928	114,158	90,524

(Loss) income from operations	(2,630)	1,778	624	(10,709)

Other (income) expense:
Interest expense	233	3,779	2,489	7,295
Loss on extinguishment of debt	—	—	3,435	259
Other (income) expense, net	(203)	318	(297)	241
Other (income) expense	30	4,097	5,627	7,795

Loss before income taxes	(2,660)	(2,319)	(5,003)	(18,504)
Income tax (benefit) expense	(473)	251	523	999
Net loss attributable to common stockholders	$(2,187)	$(2,570)	$(5,526)	$(19,503)
Net loss per share attributable to common stockholders, basic and diluted	$(0.02)	$(0.06)	$(0.07)	$(0.48)
Weighted-average shares used to compute net loss per share, basic and diluted	106,765	41,420	78,257	40,683
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss attributable to common stockholders	$(2,187)	$(2,570)	$(5,526)	$(19,503)
Other comprehensive loss:
Foreign currency translation adjustments, net of taxes	(40)	(3)	(28)	(179)
Comprehensive loss	$(2,227)	$(2,573)	$(5,554)	$(19,682)
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehen-sive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2021	—	$—	108,305,374	$2	(1,968,228)	$(4,598)	$1,020,313	$(233)	$(170,374)	$845,110
Issuance of common stock under equity incentive plan, net of taxes withheld	—	—	843,991	—	—	—	2,740	—	—	2,740
Exercise of common stock warrants	—	—	64,328	—	—	—	—	—		—
Stock-based compensation	—	—	—	—	—	—	12,461	—	—	12,461
Other comprehensive loss	—	—	—	—	—	—	—	(40)	—	(40)
Net loss	—	—	—	—	—	—	—	—	(2,187)	(2,187)
Balance at June 30, 2021	—	$—	109,213,693	$2	(1,968,228)	$(4,598)	$1,035,514	$(273)	$(172,561)	$858,084

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehen-sive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2020	40,750,324	$123,264	42,831,591	$1	(1,968,228)	$(4,598)	$71,382	$(288)	$(140,400)	$(73,903)
Issuance of common stock under equity incentive plan, net of taxes withheld	—	—	1,061,726	—	—	—	3,423	—	—	3,423
Issuance of convertible preferred stock	4,721,905	49,810								—
Stock-based compensation	—	—	—	—	—	—	2,922	—	—	2,922
Other comprehensive loss	—	—	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	—	—	(2,570)	(2,570)
Balance at June 30, 2020	45,472,229	$173,074	43,893,317	$1	(1,968,228)	$(4,598)	$77,727	$(291)	$(142,970)	$(70,131)

See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehen-sive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	45,472,229	$173,074	45,299,339	$1	(1,968,228)	$(4,598)	$99,783	$(245)	$(167,035)	$(72,094)
Issuance of common stock under equity incentive plan, net of taxes withheld	—	—	1,877,797	—	—	—	6,480	$—	—	6,480
Exercise of common stock warrants	—	—	64,328	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	19,146	—	—	19,146
Issuance of common stock in connection with initial public offering, net of underwriting discounts and issuance costs	—	—	16,500,000	1	—	—	723,125	—	—	723,126
Conversion of convertible preferred stock to common stock in connection with initial public offering	(45,472,229)	(173,074)	45,472,229	—	—	—	173,074	—	—	173,074
Conversion of redeemable preferred stock warrants to common stock warrants	—	—	—	—	—	—	13,906	—	—	13,906
Other comprehensive loss	—	—	—	—	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	—	—	—	—	(5,526)	(5,526)
Balance at June 30, 2021	—	$—	109,213,693	$2	(1,968,228)	$(4,598)	$1,035,514	$(273)	$(172,561)	$858,084

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehen-sive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	40,750,324	$123,264	41,095,849	$1	(1,968,228)	$(4,598)	$55,896	$(112)	$(123,467)	$(72,280)
Issuance of common stock under equity incentive plan, net of taxes withheld	—	—	2,797,468	—	—	—	9,393	—	—	9,393
Issuance of convertible preferred stock	4,721,905	49,810	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	12,438	—	—	12,438
Other comprehensive loss	—	—	—	—	—	—	—	(179)	—	(179)
Net loss	—	—	—	—	—	—	—	—	(19,503)	(19,503)
Balance at June 30, 2020	45,472,229	$173,074	43,893,317	$1	(1,968,228)	$(4,598)	$77,727	$(291)	$(142,970)	$(70,131)
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(5,526)	$(19,503)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	42,541	35,722
Loss on impairment	—	686
Stock-based compensation	18,825	12,139
Non-cash interest expense	296	909
Loss on extinguishment of debt	3,435	259
Revaluation of warrants	(556)	287
Bad debt expense	3,467	6,891
Other	(41)	(130)
Changes in operating assets and liabilities:
Accounts receivable	(9,287)	(9,295)
Prepaid expenses and other current assets	1,563	(8,129)
Accounts payable and accrued expenses	3,767	(2,021)
Deferred revenue	157	(126)
Other assets and liabilities	1,556	(794)
Net cash provided by operating activities	60,197	16,895

Investing activities
Capital expenditures - property and equipment	(47,036)	(48,045)
Capital expenditures - internal-use software development	(2,713)	(7,350)
Purchase of intangible assets	—	(3,630)
Proceeds from sale of equipment	81	—
Net cash used in investing activities	(49,668)	(59,025)

Financing activities
Repayment of capital leases	—	(463)
Repayment of notes payable	(33,214)	(5,520)
Proceeds from third-party secured financings	—	7,795
Repayment of term loan	(166,813)	(71,375)
Proceeds from issuance of term loan	—	170,000
Repayment of borrowings under revolving credit facility	(63,200)	(84,500)
Proceeds from borrowings under revolving credit facility	—	63,200
Payment of debt issuance costs	—	(3,274)
Proceeds related to the issuance of common stock under equity incentive plan, net of taxes withheld	6,480	9,393
Proceeds from the issuance of convertible preferred stock, net of issuance costs	—	49,810
Payment of initial public offering costs	—	(184)
Proceeds from initial public offering, net of underwriting discounts and commissions and other offering costs	723,125	—
Net cash provided by financing activities	466,378	134,882

Increase in cash, cash equivalents and restricted cash	476,907	92,752
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

Cash, cash equivalents and restricted cash - beginning of period	102,537	35,886
Cash, cash equivalents and restricted cash - end of period	$579,444	$128,638

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,152	$6,278
Cash paid for taxes (net of refunds)	633	451
Non-cash investing and financing activities:
Capitalized stock-based compensation	$321	$299
Property and equipment received but not yet paid	14,407	15,867
Seller financed equipment purchases	—	3,927
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
Prior to the IPO, deferred offering costs, which consist of direct incremental legal, accounting, and consulting fees relating to the IPO, were capitalized in Prepaid expenses and other current assets in the condensed consolidated balance sheets. Upon the consummation of the IPO, $1,403 of net deferred offering costs were reclassified into stockholders’ equity as an offset against the IPO proceeds.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”), the same basis as the audited consolidated financial statements included in the Company’s final prospectus for its IPO dated as of March 23, 2021 and filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on March 24, 2021 (“Final Prospectus”). In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of June 30, 2021, results of operations for the three and six months ended June 30, 2021 and 2020, cash flows for the six months ended June 30, 2021 and 2020, and stockholders' equity for the three and six months ended June 30, 2021 and 2020.
The condensed consolidated financial statements include the accounts of DigitalOcean Holdings, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
Certain prior year amounts have been reclassified and revised to conform to the current year presentation.
Use of Estimates
The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make, on an ongoing basis, estimates, judgments and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Such estimates include, but are not limited to, those related to revenue recognition, accounts receivable and related reserves, useful lives and realizability of long lived assets, capitalized internal-use software development costs, accounting for stock-based compensation, and valuation allowances against deferred tax assets. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments in money market funds, commercial paper and certificates of deposit, with original maturities from the date of purchase of three months or less. The carrying amounts of cash and cash equivalents approximate fair value because of the short-term maturity and highly liquid nature of these

`
instruments. In June 2021, the Company purchased $120,000 in commercial paper and $30,000 in certificates of deposit, maturing monthly for the next three months, with interest rates ranging from 0.02% to 0.10%.
Restricted Cash
Restricted cash includes deposits in financial institutions related to letters of credit used to secure lease agreements. The following table reconciles cash, cash equivalents and restricted cash per the Condensed Consolidated Statements of Cash Flows:

	June 30,
	2021	2020
Cash and cash equivalents	$577,218	$126,223
Restricted cash	2,226	2,415
Total cash, cash equivalents and restricted cash	$579,444	$128,638
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
The following table presents the changes in our allowance for doubtful accounts for the period presented:

Amount
Balance as of December 31, 2020	$3,104
Bad debt expense, net of recoveries	3,467
Write-offs	(3,485)
Balance as of June 30, 2021	$3,086
Deferred Revenue
Deferred revenue was $5,030 and $4,873 as of June 30, 2021 and December 31, 2020, respectively. Revenue recognized during the three months ended June 30, 2021 and 2020 was $1,821 and $1,471, respectively, and $3,546 and $2,915 during the six months ended June 30, 2021 and 2020, respectively, which was included in each deferred revenue balance at the beginning of each respective period.
Segment Information
The Company’s chief operating decision maker, the chief executive officer, reviews discrete financial information presented on a consolidated basis for purposes of regularly making operating decisions, allocation of resources, and assessing financial performance. Accordingly, the Company has one operating and reporting segment.

`
Geographical Information
Revenue, as determined based on the billing address of the Company’s customers, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
North America	38%	39%	38%	38%
Europe	29	28	29	28
Asia	23	24	23	25
Other	10	9	10	9
Total	100%	100%	100%	100%
Revenue derived from customers in the U.S. was approximately 31% of total revenue for each of the periods presented on the condensed consolidated statements of operations.
No country outside of the U.S. had net revenue greater than 10% of total consolidated revenue in any period presented.
Property and equipment located in the U.S. was approximately 48% as of June 30, 2021 and December 31, 2020 with the remainder of net assets residing in international locations, primarily in the Netherlands, Singapore and Germany.
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
The Company’s customer base consists of a significant number of geographically dispersed customers. No customer represented 10% or more of accounts receivable, net as of June 30, 2021 and December 31, 2020. Additionally, no customer accounted for 10% or more of total revenue during the three and six months ended June 30, 2021 and 2020, respectively.
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
Note 3. Balance Sheet Details
Property and equipment, net
Property and equipment, net consisted of the following:

	June 30, 2021	December 31, 2020
Computers and equipment	$480,368	$442,778
Furniture and fixtures	1,511	1,511
Leasehold improvements	6,820	6,820
Internal-use software	64,674	61,640
Property and equipment, gross	$553,373	$512,749

Less: accumulated amortization	$(43,185)	$(36,186)
Less: accumulated depreciation	(267,138)	(237,607)
Property and equipment, net	$243,050	$238,956
Depreciation expense on property and equipment for the three months ended June 30, 2021 and 2020 was $18,171 and $14,872, respectively, and $35,390 and $29,348 for the six months ended June 30, 2021 and 2020, respectively.
The Company capitalizes costs related to the development of computer software for internal use of $3,034 and $7,649 for the six months ended June 30, 2021 and 2020, respectively, which is included in internal-use software costs within Property and equipment, net. Amortization expense related to internal-use software for the three months ended June 30, 2021 and 2020 was $3,343 and $3,381, respectively, and $7,000 and $6,223 for the six months ended June 30, 2021 and 2020, respectively.
During the three and six months ended June 30, 2020, the Company recorded an impairment loss of $148 and $686, respectively, related to software that is no longer being used. No impairment loss was recorded for the three or six months ended June 30, 2021.
Accrued other expenses
Accrued other expenses consisted of the following:

	June 30, 2021	December 31, 2020
Accrued bonuses	$8,942	$12,512
Accrued capital expenditures	4,032	8,478
Other accrued expenses	9,002	6,035
Total accrued other expenses	$21,976	$27,025

`
Other current liabilities
Other current liabilities consisted of the following:

	June 30, 2021	December 31, 2020
Accrued taxes	$9,316	$7,758
Warrant liability	—	14,463
ESPP withholding	2,126	—
Other	752	765
Total other current liabilities	$12,194	$22,986

Note 4. Debt
Debt consisted of the following:

	June 30, 2021	December 31, 2020
Credit Facility
Term Loan(1)	$—	$165,051
Revolving Credit Facility	—	63,200
Notes payable	—	31,432
Total debt	$—	$259,683
Less: current portion
Credit Facility	$—	$(7,438)
Notes payable	—	(10,030)
Current portion of long-term debt	—	(17,468)
Total long-term debt	$—	$242,215
___________________
(1)Amount is net of unamortized discount and debt issuance costs of $1,761 as of December 31, 2020.
Credit Facility
As of March 31, 2021, the Company paid the remaining obligations on the outstanding Credit Facility, which includes the Term Loan and Revolving Credit Facility. At June 30, 2021, the Company had available borrowing capacity of $150,000 on the Revolving Credit Facility. The Company recognized a loss on extinguishment of debt of $1,652 for the unamortized discount and debt issuance costs related to the Term Loan in the first quarter of 2021. The write-off of the unamortized discount and debt issuance costs represent a non-cash adjustment to reconcile net income to net cash provided by operating activities within the Condensed Consolidated Statements of Cash Flows.
The Company incurred commitment fees on the unused balance of the Revolving Credit Facility of $103 and $88 for the three months ended June 30, 2021 and 2020, respectively, and $170 and $155 for the six months ended June 30, 2021 and 2020, respectively.
Interest and amortization of deferred financing fees for the three months ended June 30, 2021 and 2020 was $90 and $3,051, respectively, and $2,063 and $5,411 for the six months ended June 30, 2021 and 2020, respectively.
Notes Payable
During the three months ended March 31, 2021, the Company paid the remaining obligations on all outstanding notes payable.
Total interest expense for the three months ended June 30, 2021 and 2020 was $38 and $643, respectively, and $254 and $1,166 for the six months ended June 30, 2021 and 2020, respectively. The Company recognized a loss on extinguishment of debt of $1,783 for unaccrued interest paid in conjunction with the payoff of the remaining debt obligation during the six months ended June 30, 2021.

`
Note 5. Operating Leases
The Company leases data center facilities and office space under generally non-cancelable operating lease agreements, which expire at various dates through 2025. Facility leases generally include renewal options and may include escalating rental payment provisions. Additionally, the leases may require us to pay a portion of the related operating expenses. Rent expense related to these operating leases for the three months ended June 30, 2021 and 2020 was $988 and $1,125, respectively, and $2,022 and $2,239 for the six months ended June 30, 2021 and 2020, respectively.
As of June 30, 2021, future minimum rental payments under operating lease agreements were as follows:

2021 (six months remaining)	$20,993
2022	28,928
2023	22,789
2024	21,339
2025	3,975
Thereafter	—
Total minimum operating lease payments	$98,024
Note 6. Commitments and Contingencies
Purchase Commitments
As of June 30, 2021, the Company had long-term commitments for bandwidth usage with various networks and internet service providers and entered into purchase orders with various vendors. The Company’s purchase commitments have not materially changed since December 31, 2020.
Letters of Credit
In conjunction with the execution of certain office space operating leases, letters of credit in the aggregate amount of $2,226 were issued and outstanding as of June 30, 2021 and December 31, 2020, respectively. No draws have been made under such letters of credit. These funds are included as Restricted cash on the Condensed Consolidated Balance Sheets as they are related to long-term operating leases and are included in beginning and ending Cash, cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows. Certain of the letters of credit can be reduced on an annual basis until 2022, at which point the deposit required will similarly reduce to meet minimum threshold requirements.
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

`
Note 7. Stockholders’ Equity (Deficit)
Common Stock
The Company’s amended and restated certificate of incorporation authorizes the issuance of common and preferred stock. Holders of common stock are entitled to one vote per share.
As of June 30, 2021 and December 31, 2020, the Company was authorized to issue 750,000,000 and 111,400,000 shares of common stock, respectively, with a par value of $0.000025 per share.
Common Stock Reserved for Future Issuance
The Company is authorized to reserve shares of common stock for potential conversion as follows:

	June 30, 2021	December 31, 2020
Series Seed preferred stock	—	12,517,832
Series A-1 preferred stock(1)	—	18,304,108
Series B preferred stock	—	10,237,032
Series C preferred stock	—	4,721,905
Common stock warrants	241,964	—
2021 Equity Incentive Plan	30,930,000	34,821,642
Employee Stock Purchase Plan	2,200,000	—
Total number of shares for common stock reserved	33,371,964	80,602,519
___________________
(1)Amount includes 308,632 shares of common stock held in reserve for the redeemable convertible preferred stock warrants which were converted to common stock warrants upon the completion of the IPO.
Preferred Stock
In connection with the IPO, the Company's amended and restated certificate of incorporation became effective, which authorized the issuance of 10,000,000 shares of preferred stock with a par value of $0.000025 per share with rights and preferences, including voting rights, designated from time to time by the Company's Board of Directors. No shares of preferred stock were issued and outstanding as of June 30, 2021.
Redeemable Convertible Preferred Stock
Upon completion of the IPO, all shares of Series Seed, Series A, Series B, and Series C redeemable convertible preferred stock then outstanding, totaling 45,472,229 shares, were automatically converted into an equivalent number of shares of common stock. The carrying value of $173,074 was reclassified into Stockholders' equity (deficit). As of June 30, 2021, there were no shares of redeemable convertible preferred stock authorized, issued and outstanding.
Common Stock Warrants
During 2015 and 2014, the Company issued warrants to third parties as partial consideration for property and equipment primarily used in our co-location centers. These warrants allowed the holder to purchase 66,668 shares of common stock at $1.50 per share, and 241,964 shares of common stock at $2.0663 per share. The warrants, which are equity classified, are immediately exercisable, had a term of ten years and various expiration dates through 2025.
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
During April 2021, a warrant holder net exercised its warrant for 64,328 shares of common stock. During July 2021, a warrant holder net exercised its warrants for 232,520 shares of common stock. No warrants remain outstanding as of July 31, 2021.

`
Treasury Stock
The Company records treasury stock at the cost to acquire shares and is included as a component of Stockholders’ equity (deficit). At June 30, 2021 and December 31, 2020, the Company had 1,968,228 shares of treasury stock which were carried at its cost basis of $4,598 on the Condensed Consolidated Balance Sheets.
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
Stock Options
Stock options granted have a maximum term of ten years from the grant date, are exercisable upon vesting and vest over a period of four years. Stock option activity for the six months ended June 30, 2021 was as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Life in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2021	16,933,494	$6.73	8.44	$596,767
Exercised	(1,836,221)	4.08
Forfeited or cancelled	(601,894)	7.39
Outstanding at June 30, 2021	14,495,379	7.04	8.01	$703,769
Vested and exercisable at June 30, 2021	6,164,388	5.13	7.36	311,067
Vested and unvested expected to vest at June 30, 2021	11,813,527	$6.57	7.87	$579,118
The aggregate intrinsic value represents the difference between the fair value of common stock and the exercise price of outstanding in-the-money options. The aggregate intrinsic value of exercised options for the six months ended June 30, 2021 and 2020 was $48,516 and $8,382, respectively.
The weighted-average grant date fair value of options granted to participants during the six months ended June 30, 2020 was $3.25 per share. No options were granted during the six months ended June 30, 2021. The aggregate estimated fair value of stock options granted to participants that vested during the six months ended June 30, 2021 and 2020 was $9,275 and $3,151, respectively.
As of June 30, 2021, there was $33,393 of unrecognized stock-based compensation expense related to outstanding stock options granted that is expected to be recognized over a weighted-average period of 2.89 years.
RSUs
RSUs granted vest over four years. RSU activity for the six months ended June 30, 2021 was as follows:

	Shares	Weighted-Average Fair Value
Unvested balance at January 1, 2021	413,750	$13.69
Granted	2,502,560	42.25
Vested	(77,150)	11.69
Forfeited or cancelled	(69,437)	41.94
Unvested balance at June 30, 2021	2,769,723	38.85
Vested and expected to vest at June 30, 2021	1,505,263	$38.89

`
As of June 30, 2021, there was $52,713 of unrecognized stock-based compensation expense related to outstanding RSUs granted that is expected to be recognized over a weighted-average period of 3.62 years.
PRSUs
On June 10, 2021, the Company granted PRSUs to certain executives of the Company (“2021 PRSUs”). A percentage of the PRSUs ranging from 0% to 200% will become eligible to vest based on the Company’s financial performance level for fiscal year 2021 (the “Performance Period”). The financial performance level is determined as the percentage equal to the sum of the revenue growth percentage (percentage increase in revenue from fiscal year 2020 to fiscal year 2021) and profitability percentage (adjusted EBITDA margin minus capital expenditures as a percentage of revenue). Capital expenditures includes purchases of intangible assets, seller financed equipment purchases and acquisition of property and equipment from capital leases.
Assuming the minimum performance target is achieved, one-third of the aggregate number of 2021 PRSUs shall vest in 2022 on the later of (i) March 1, 2022 or (ii) two trading days following the public release of the Company’s 2021 financial results, and the remainder shall vest in eight equal quarterly installments subject, in each case, to the individual’s continuous service through the applicable vesting date.
During the Performance Period, the Company will adjust compensation expense for the 2021 PRSUs based on its best estimate of attainment of the specified annual performance metrics. The cumulative effect on current and prior periods of a change in the estimated number of 2021 PRSUs that are expected to be earned during the Performance Period will be recognized as an adjustment to earnings in the period of the revision.

	Shares	Weighted-Average Fair Value
Unvested balance at January 1, 2021	—	$—
Granted	318,754	41.24
Unvested balance at June 30, 2021	318,754	41.24
Compensation cost in connection with the probable number of shares that will vest will be recognized using the accelerated attribtuion method through March 1, 2024. As of June 30, 2021, the Company determined that it was probable that the 2021 PRSUs would vest and there was $12,501 of unrecognized stock-based compensation expense related to outstanding 2021 PRSUs granted that is expected to be recognized over a weighted-average period of 1.5 years.
Employee Stock Purchase Plan
In March 2021, the Company’s board of directors adopted, and the stockholders approved, the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on the date of the Final Prospectus. The ESPP initially reserved and authorized the issuance of up to a total of 2,200,000 shares of common stock to participating employees. As of June 30, 2021, 2,200,000 shares of common stock remain available for issuance under the ESPP. The initial enrollment period began on the date of the IPO and ended on April 3, 2021. On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (1) the $47.00 initial public offering price of the Company’s common stock or (2) the fair market value of the Company’s common stock on the purchase date, as defined in the ESPP.
The initial offering and purchase period under the ESPP commenced on the IPO date with the first purchase date to be November 19, 2021. During the three months ended June 30, 2021, the Company recorded $1,922 of stock based compensation related to the ESPP. As of June 30, 2021, $2,126 has been withheld on behalf of employees and there were no purchases related to the ESPP.

`
Stock-Based Compensation
Stock-based compensation was included in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$405	$68	$601	$92
Research and development	5,059	812	7,695	3,033
Sales and marketing	1,902	453	3,039	679
General and administrative	4,835	1,424	7,490	8,335
Total	$12,201	$2,757	$18,825	$12,139
Stock-based compensation related to secondary sales of common stock by certain current and former employees for the three and six months ended June 30, 2020 was $529 and $8,140, respectively. There were no such expenses recorded for the three and six months ended June 30, 2021.
Note 9. Net Loss per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders	$(2,187)	$(2,570)	$(5,526)	$(19,503)
Denominator:
Weighted average shares, in thousands, used to compute net loss per share, basic and diluted	106,765	41,420	78,257	40,683
Net loss per share attributable to common stockholders, basic and diluted	$(0.02)	$(0.06)	$(0.07)	$(0.48)
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	June 30,
	2021	2020
Series Seed	—	12,517,832
Series A-1	—	17,995,460
Series B	—	10,237,032
Series C	—	4,721,905
Warrants	244,304	308,632
Stock Options	14,495,379	16,335,808
RSUs	2,769,723	220,000
PRSUs	318,754	—
Total	17,828,160	62,336,669
Note 10. Income Taxes
The computation of the provision for or benefit from income taxes for interim periods is determined by applying the estimated annual effective tax rate to year-to-date income (loss) before tax and adjusting for discrete tax items recorded in the period, if any.
For the three and six months ended June 30, 2021, the Company recorded a tax benefit of $(473) and a tax provision of $523, respectively. The effective tax rate for the three and six months ended June 30, 2021 was 17.8% and

`
(10.5)%, respectively. The effective tax rate differs from the statutory rate primarily as a result of not recognizing deferred tax assets for U.S. losses due to a full valuation allowance against the U.S. deferred tax assets, and excess tax benefits from stock-based compensation.
For the three and six months ended June 30, 2020, the Company recorded a tax provision of $251 and $999, respectively. The effective tax rate for the three and six months ended June 30, 2020 was (10.8)% and (5.4)%, respectively. The effective tax rate differs from the statutory rate primarily as a result of not recognizing deferred tax assets for U.S. losses due to a full valuation allowance against the U.S. deferred tax assets, and excess tax benefits from stock-based compensation.
The provision for income taxes consists primarily of income taxes related to international jurisdictions in which the Company conducts business. Based on the available supporting evidence, including the amount and timing of future taxable income, the Company has concluded that it is more likely than not that a significant portion of the deferred tax assets will not be realized. As such, the Company maintains a full valuation allowance on its U.S. deferred tax assets.
For the three and six months ended June 30, 2021, uncertain tax positions recorded by the Company resulted in an expense of $66 and $134, respectively. For the three and six months ended June 30, 2020, uncertain tax positions recorded by the Company resulted in an expense of $54 and $387, respectively. To the extent the remaining uncertain tax positions are ultimately recognized, the Company’s effective tax rate may be impacted in future periods. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.
Note 11. Related Party Transactions
During the three and six months ended June 30, 2020, the Company recorded $529 and 8,140, respectively, of stock-based compensation associated with secondary sales transactions. There were no such expenses recorded for the three and six months ended June 30, 2021. The secondary sales transactions were executed primarily between holders of economic interest in the Company and the Company’s employees and former employees at prices in excess of the fair value of such shares. Accordingly, the Company recognized such excess value as stock-based compensation. The Company did not sell any shares or receive any proceeds from the transactions.
Note 12. Subsequent Events
On July 27, 2021, the board of directors of the Company granted a RSU award to the Company’s Chief Executive Officer, Yancey Spruill (the “CEO Performance Award”).
The CEO Performance Award consists of an RSU award under the Company’s 2021 Equity Incentive Plan for 3,000,000 shares of the Company’s common stock and will vest upon the satisfaction of certain service conditions and the achievement of certain Company stock price goals, as described below.
The CEO Performance Award will be earned based on the Company’s stock price performance over a seven-year period beginning on the date of grant. The CEO Performance Award, which is estimated to have a grant date fair value of approximately $85 million, is divided into five tranches that will be earned based on the achievement of stock price goals, measured based on the average of the Company’s closing stock price over a consecutive ninety (90) trading day period during the performance period as set forth in the table below.

Tranche	Company Stock Price Target	Number of Eligible RSUs
1	$93.50	475,000
2	$140.00	575,000
3	$187.00	650,000
4	$233.50	650,000
5	$280.50	650,000
If the average stock price over a consecutive ninety (90) trading day period fails to reach $93.50 during the performance period, no portion of the CEO Performance Award will be earned.
To the extent earned based on the stock price targets set forth above, the CEO Performance Award will vest over a seven-year period beginning on the date of grant in annual amounts equal to 14%, 14%, 14%, 14%, 14%, 15% and 15%, respectively, on each anniversary of the date of grant.

`
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Final Prospectus for our IPO dated as of March 23, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on March 24, 2021, or Final Prospectus. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy, plans and objectives of management for future operations and the potential impact that the ongoing COVID-19 pandemic may have on our business, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
Overview
DigitalOcean is a leading cloud computing platform offering on-demand infrastructure and platform tools for developers, start-ups and small and medium-sized businesses, or SMBs. We were founded with the guiding principle that the transformative benefits of the cloud should be easy to leverage, broadly accessible, reliable and affordable. Our platform simplifies cloud computing, enabling our customers to rapidly accelerate innovation and increase their productivity and agility. Approximately 602,000 individual and business customers currently use our platform to build, deploy and scale software applications. Our users include software engineers, researchers, data scientists, system administrators, students and hobbyists. Our customers use our platform across numerous industry verticals and for a wide range of use cases, such as web and mobile applications, website hosting, e-commerce, media and gaming, personal web projects, and managed services, among many others. We believe that our focus on simplicity, community, open source and customer support are the four key differentiators of our business, driving a broad range of customers around the world to build their applications on our platform.
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
We generate revenue from the usage of our cloud computing platform by our customers, including but not limited to compute, storage and networking services. We recognize revenue based on the customer utilization of these resources. Our pricing is consumption-based and billed monthly in arrears, making it easy for our customers to track usage on an ongoing basis and optimize their deployments. The pricing for each of our products is available on our website. For example, the standard price for a Droplet is $5.00 per month, and our Managed Database product is available starting at $15.00 per month.
We have historically generated almost all of our revenue from our efficient self-service marketing model, which enables customers to get started on our platform very quickly and without the need for assistance. We focus heavily on enabling a self-service, low-friction model that makes it easy for users to try, adopt and use our products. For the three months ended June 30, 2021 and 2020, our sales and marketing expense was approximately 11% and 9%, respectively. The efficiency of our go-to-market model and our focus on the needs of the individual and SMB markets have enabled us to drive organic growth and establish a truly global customer base across a broad range of industries.
We had approximately 602,000 customers as of June 30, 2021, up from approximately 554,000 as of June 30, 2020. Our customers are spread across approximately 185 countries, and around two-thirds of our revenue has historically come from customers located outside the United States. For the three months ended June 30, 2021, 38% of our revenue was generated from North America, 29% from Europe, 23% from Asia and 10% from the rest of the world. We have a growing number of customers with higher spending levels, and our existing customers are continuing to expand their business with us. Our average revenue per customer, or ARPU, has increased significantly, from $46.44 in the quarter ended June 30,

`
2020 to $58.07 in the quarter ended June 30, 2021. We had no material customer concentration for the three months ended June 30, 2021 as our top 25 customers made up approximately 10% of our revenue.
We have experienced strong and predictable growth in recent periods. Our annual run-rate revenue, or ARR, as of June 30, 2021 was $426 million, up from $313 million as of June 30, 2020. ARR as of the end of each month represents total revenue for that month multiplied by 12.
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
Increasing Usage by Our Existing Customers
Our customer base of approximately 602,000 customers represents a significant opportunity for further consumption of our services. There are substantial opportunities to expand revenue within our large customer base through increased usage of our platform as our customers grow their businesses, adoption of additional product offerings and targeted sales initiatives focused on our larger customers. Our consumption-based pricing model makes it frictionless for customers to increase their usage of our platform as they require more compute and storage as they grow and scale. We have also expanded the breadth of our platform offerings and will continue to do so as we have experienced strong adoption of recently developed products. To accelerate this growth across our larger customers, we have recently complemented our self-service marketing model with internal go-to-market teams that are specifically focused on expanding our business with our larger customers. Our ability to increase the usage of our platform by existing customers will depend on a number of factors, including our customers’ satisfaction with our platform and product offerings, competition, pricing and overall changes in our customers’ spending levels.
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

`
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

	Three Months Ended June 30,
	2021	2020
Customers	601,714	554,236
ARPU	$58.07	$46.44
ARR (in millions)	$426	$313
Net dollar retention rate	113%	102%
Capital expenditures as a percentage of revenue	25%	40%
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
Net Dollar Retention Rate
Our ability to maintain long-term revenue growth and achieve profitability is dependent on our ability to retain and grow revenue from our existing customers. We have a history of retaining customers for multiple years and in many cases increasing their spend with us over time. To help us measure our performance in this area, we monitor our net dollar retention rate. We calculate net dollar retention rate monthly by starting with the revenue from the cohort of all customers during the corresponding month 12 months prior, or the Prior Period Revenue. We then calculate the revenue from these same customers as of the current month, or the Current Period Revenue, including any expansion and net of any contraction or attrition from these customers over the last 12 months. The calculation also includes revenue from customers that generated revenue before, but not in, the corresponding month 12 months prior, but subsequently generated revenue in the current month and are therefore reflected in the Current Period Revenue. We include this group of re-engaged customers in this calculation because our customers frequently use our platform for projects that stop and start over time. We then divide the total Current Period Revenue by the total Prior Period Revenue to arrive at the net dollar retention rate for the relevant month. For a quarterly or annual period, the net dollar retention rate is determined as the average monthly net dollar retention rates over such three or 12-month period. Our net dollar retention rate for the three months ended June 30, 2021 includes approximately 3% from re-engaged customers.
Capital Expenditures as a Percentage of Revenue

`
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
The following table presents a reconciliation of gross profit, the most directly comparable financial measure stated in accordance with GAAP, to adjusted gross profit, for each of the periods presented:

`

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Gross profit	$60,665	$41,706	$114,782	$79,815
Adjustments:
Depreciation and amortization	20,042	16,864	39,266	32,912
Stock-based compensation	405	68	601	92
Adjusted gross profit	$81,112	$58,638	$154,649	$112,819
Gross margin	58%	54%	58%	53%
Adjusted gross margin	78%	76%	78%	75%
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
The following table presents a reconciliation of net loss attributable to common stockholders, the most directly comparable financial measure stated in accordance with GAAP, to adjusted EBITDA for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Net loss attributable to common stockholders	$(2,187)	$(2,570)	$(5,526)	$(19,503)

Adjustments:
Depreciation and amortization	$21,589	$18,328	$42,541	$35,722
Stock-based compensation(1)	12,201	2,757	18,825	12,139
Interest expense	233	3,779	2,489	7,295
Income tax (benefit) expense	(473)	251	523	999
Loss on extinguishment of debt	—	—	3,435	259
Restructuring and severance(2)	—	630	—	3,922
Asset impairment(3)	—	148	—	686
Revaluation of warrants	—	284	(556)	287
Other(4)	—	335	315	578
Adjusted EBITDA	$31,363	$23,942	$62,046	$42,384
Revenue	$103,810	$76,911	$197,471	$149,703
Adjusted EBITDA margin	30%	31%	31%	28%
___________________

`
(1)Consists of stock-based compensation for the three and six months ended June 30, 2020 and includes compensation of $0.5 million and $8.1 million, respectively, related to secondary sales of common stock by certain current and former employees. There were no such expenses recorded for the three and six months ended June 30, 2021.
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

`
General and Administrative Expenses
General and administrative expenses consist primarily of personnel costs of our human resources, legal, finance, and other administrative functions including salaries, bonuses, benefits and stock-based compensation. General and administrative expenses also include bad debt expense, software, payment processing fees, depreciation and amortization expenses, rent and facilities costs, and other administrative costs. We expect to incur significant additional legal, accounting and other expenses to support our operations as a public company, including costs associated with our compliance with the Sarbanes-Oxley Act. We also expect general and administrative expenses to increase in absolute dollars as we continue to grow our business.
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

`
Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)
Revenue	$103,810	$76,911	$197,471	$149,703
Cost of revenue(1)	43,145	35,205	82,689	69,888
Gross profit	60,665	41,706	114,782	79,815
Operating expenses:
Research and development(1)	27,121	15,130	49,523	34,607
Sales and marketing(1)	11,812	6,957	22,233	16,411
General and administrative(1)	24,362	17,841	42,402	39,506
Total operating expenses	63,295	39,928	114,158	90,524

(Loss) income from operations	(2,630)	1,778	624	(10,709)
Other (income) expense	30	4,097	5,627	7,795
Loss before income taxes	(2,660)	(2,319)	(5,003)	(18,504)
Income tax (benefit) expense	(473)	251	523	999
Net loss attributable to common stockholders	$(2,187)	$(2,570)	$(5,526)	$(19,503)
___________________
(1)    Includes stock-based compensation as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue	$405	$68	$601	$92
Research and development	5,059	812	7,695	3,033
Sales and marketing	1,902	453	3,039	679
General and administrative	4,835	1,424	7,490	8,335
Total	$12,201	$2,757	$18,825	$12,139
Stock-based compensation for the three and six months ended June 30, 2020 included compensation of $0.5 million and $8.1 million, respectively, related to secondary sales of common stock by certain current and former employees, which is primarily included in General and administrative. There were no such expenses recorded for the three and six months ended June 30, 2021. See “Comparison of the Three Months Ended June 30, 2021 and 2020—Operating Expenses” and “Comparison of the Six Months Ended June 30, 2021 and 2020—Operating Expenses” below.

`
The following table sets forth our results of operations as a percentage of revenue for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	100%	100%	100%	100%
Cost of revenue	42	46	42	47
Gross profit	58	54	58	53
Operating expenses:
Research and development	26	20	25	23
Sales and marketing	11	9	11	11
General and administrative	23	23	21	26
Total operating expenses	60	52	57	60

(Loss) income from operations	(2)	2	1	(7)
Other (income) expense	—	5	3	5
Loss before income taxes	(2)	(3)	(2)	(12)
Income tax (benefit) expense	—	—	—	1
Net loss attributable to common stockholders	(2)%	(3)%	(2)%	(13)%
Comparison of the Three Months Ended June 30, 2021 and 2020
Revenue

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(in thousands)
Revenue	$103,810	$76,911	$26,899	35%
Revenue increased $26.9 million, or 35%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to a 25% increase in ARPU to $58.07 from $46.44 and an increase of approximately 47,000 customers to approximately 602,000. The increase in ARPU was primarily driven by continued adoption of our products by our customers leading to higher average usage on our platform.
Cost of Revenue

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(in thousands)
Cost of revenue	$43,145	$35,205	$7,940	23%
Cost of revenue increased $7.9 million, or 23%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to higher co-location costs, bandwidth expenses and depreciation of our network equipment to support the growth in our business.

`
Operating Expenses

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(in thousands)
Research and development	$27,121	$15,130	$11,991	79%
Sales and marketing	11,812	6,957	4,855	70
General and administrative	24,362	17,841	6,521	37
Total operating expenses	$63,295	$39,928	$23,367	59%

Research and development expenses increased $12.0 million, or 79%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to higher personnel costs and stock-based compensation.
Sales and marketing expenses increased $4.9 million, or 70%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to an increase in advertising costs, stock-based compensation, and personnel costs.
General and administrative expenses increased $6.5 million, or 37%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to higher stock-based compensation and personnel costs, and increases in payment processing fees, insurance and VAT reserve, partially offset by a decrease in bad debt expense.
Other (Income) Expense

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(in thousands)
Other (income) expense	$30	$4,097	$(4,067)	(99)%
Other (income) expense decreased $4.1 million, or 99%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to the payoff of the term loan and notes payable in the first quarter of 2021.
Income Tax Expense

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(in thousands)
Income tax (benefit) expense	$(473)	$251	$(724)	(288)%
Income tax expense decreased $0.7 million, or 288%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to income taxes related to international jurisdictions in which we conduct business.
Comparison of the Six Months Ended June 30, 2021 and 2020
Revenue

	Six Months Ended June 30, 2021
	2021	2020	$ Change	% Change
	(in thousands)
Revenue	$197,471	$149,703	$47,768	32%
Revenue increased $47.8 million, or 32%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to a 23% increase in ARPU to $55.90 from $45.57 and an increase of approximately 47,000 customers to approximately 602,000. The increase in ARPU was primarily driven by continued adoption of our products by our customers leading to higher average usage on our platform.

`
Cost of Revenue

	Six Months Ended June 30, 2021
	2021	2020	$ Change	% Change
	(in thousands)
Cost of revenue	$82,689	$69,888	$12,801	18%
Cost of revenue increased $12.8 million, or 18%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to higher co-location costs, bandwidth expenses and depreciation of our network equipment to support the growth in our business, as well as an increase in revenue share in our Managed Database product.
Operating Expenses

	Six Months Ended June 30, 2021
	2021	2020	$ Change	% Change
	(in thousands)
Research and development	$49,523	$34,607	$14,916	43%
Sales and marketing	22,233	16,411	5,822	35
General and administrative	42,402	39,506	2,896	7
Total operating expenses	$114,158	$90,524	$23,634	26%
Research and development expenses increased $14.9 million, or 43%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to higher personnel costs and stock-based compensation, partially offset by a decrease in restructuring costs.
Sales and marketing expenses increased $5.8 million, or 35%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to an increase in advertising costs, stock-based compensation and personnel costs, partially offset by lower restructuring and severance costs.
General and administrative expenses increased $2.9 million, or 7%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to higher personnel costs, and increases in payment processing fees, insurance, professional services and VAT reserve, partially offset by a decrease in bad debt expense and stock-based compensation.
Other (Income) Expense

	Six Months Ended June 30, 2021
	2021	2020	$ Change	% Change
	(in thousands)
Other (income) expense	$5,627	$7,795	$(2,168)	(28)%
Other (income) expense decreased $2.2 million, or 28%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to our payoff of the term loan and notes payable in the first quarter of 2021.
Income Tax Expense

	Six Months Ended June 30, 2021
	2021	2020	$ Change	% Change
	(in thousands)
Income tax expense	$523	$999	$(476)	(48)%
Income tax expense decreased $0.5 million, or (48)%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to income taxes related to international jurisdictions in which we conduct business.

`
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
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(In thousands)	2021	2020
Net cash provided by operating activities	$60,197	$16,895
Net cash used in investing activities	(49,668)	(59,025)
Net cash provided by financing activities	466,378	134,882
Net increase in cash and cash equivalent	476,907	92,752
Operating Activities
Our largest source of operating cash is cash collections from sales to our customers. Our primary uses of cash from operating activities are for personnel costs, data center co-location expenses, marketing expenses, payment processing fees, bandwidth and connectivity, server maintenance and software licensing fees. For the six months ended June 30, 2021, we generated positive cash flows through our public offering of securities. For the six months ended June 30, 2020, we generated positive cash flows through net proceeds from borrowings under our Credit Facility and our Series C preferred stock offering.
Net cash provided by operating activities was $60.2 million and $16.9 million for the six months ended June 30, 2021 and 2020, respectively, primarily driven by an increase in cash collections from higher revenues offset by an increase in cash expenses from personnel related costs.
Investing Activities
Net cash used in investing activities decreased from $59.0 million for the six months ended June 30, 2020 to $49.7 million for the six months ended June 30, 2021 primarily as a result of decreases in capitalization of internal-use software development costs and acquired intangibles related to our IP addresses.
Financing Activities
Net cash provided by financing activities of $466.4 million for the six months ended June 30, 2021 was primarily due to net proceeds from our IPO of $723.1 million, partially offset by repayments on the Credit Facility and notes payable of $259.7 million.
Net cash provided by financing activities of $134.9 million for the six months ended June 30, 2020 was primarily due to $77.3 million in net additional borrowings under the Term Loan and Credit Facility, $49.8 million from our Series C preferred stock offering and $7.8 million of proceeds from third-party equipment financings, partially offset by $5.5 million in repayment of notes payable associated with financed equipment purchases.
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

`
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Inherent Limitations on Effectiveness of Controls

`
Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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
•If we or our third-party service providers experience a security breach or unauthorized parties otherwise obtain access to our platform or our customers’ data or our sensitive or proprietary data, we may incur significant liabilities and our reputation and business may be harmed.
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
Our revenue was $103.8 million and $76.9 million for the three months ended June 30, 2021 and 2020, respectively, and $197.5 million and $149.7 million, respectively, for the six months ended June 30, 2021 and 2020. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, our revenue growth rate may decline in the future as a result of a variety of

`
factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
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
We have incurred significant losses since inception. We generated net loss attributable to common stockholders of $2.2 million and $2.6 million for the three months ended June 30, 2021 and 2020, respectively, and $5.5 million and $19.5 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $172.6 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses will increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.
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
We were founded in 2012 and, as a result of our limited operating history, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including slowing

`
demand for our products, increasing competition, changes to technology, a decrease in the growth of our overall market, our failure to attract more small and medium sized business customers, or our failure, for any reason, to continue to take advantage of growth opportunities. We have also encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, including the other risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.
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
In order to grow our business, we must continue to attract new customers in a cost-effective manner and enable these customers to realize the benefits associated with our products and services. Our business is usage-based and it is important for our business and financial results that our paying customers maintain or increase their usage of our platform and purchase additional products from us. Historically, we have relied on our self-service customer acquisition model for a significant majority of our revenue. While we are expanding our direct sales efforts and personnel, we expect a significant majority of our revenue to come from our self-service customer acquisition model in the coming years. If our self-service customer acquisition model is not as effective as we anticipate, our future growth will be impacted.
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
If we or our third-party service providers experience a security breach or unauthorized parties otherwise obtain access to our platform or our customers’ data or our sensitive or proprietary data, we may incur significant liabilities and our reputation and business may be harmed.
Our platform and products involve the storage and transmission of data, including personally identifiable information, and security breaches or unauthorized access to our platform and products could result in the loss of our or our customers’ or users’ data, litigation, indemnity obligations, fines, penalties, disputes, investigations and other liabilities. We have been in the past and may continue to be in the future impacted by and the target of cyber-attacks by third parties seeking unauthorized access to our or our customers’ or users’ sensitive or proprietary data or to disrupt our ability to provide our services. While we have taken steps to protect the confidential and personal information that we have access to, our security measures or those of our third-party service providers that store or otherwise process certain of our and our customers’ or users’ data on our behalf could be breached or we could suffer a loss of our or our customers’ or users’ data. Our ability to monitor our third-party service providers’ data security is limited. Cyber-attacks, computer malware, viruses, supply chain attacks, social engineering (including spear phishing and ransomware attacks), and general hacking have become more prevalent in our industry, particularly against cloud services. In addition, errors due to the action or inaction of our employees, contractors, or others with authorized access to our network could lead to a variety of security incidents. Further, we do not directly control content that our customers or users store, use, or access in our products. If our customers or users use our products for the transmission or storage of personally identifiable information and our security measures

`
are or are believed to have been breached as a result of third party action, employee error, malfeasance or otherwise, our reputation could be damaged, our business may suffer, and we could incur significant liability. In addition, our remediation efforts may not be successful.
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
In addition, our customers require and expect that we and/or our service providers maintain industry-related compliance certifications, such as SOC 1, SOC 2, SOC 3, PCI-DSS, NIST 800-53, and others. There are significant costs associated with maintaining existing and implementing any newly-adopted industry-related compliance certifications, including costs associated with retroactively building security controls into services which may involve re-engineering technology, processes and staffing. The inability to maintain applicable compliance certifications could result in monetary fines, disruptive participation in forensic audits due to a breach, security-related control failures, customer contract breaches, customer churn and brand and reputational harm.
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

`
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

`
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

`
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

`
employment with us at any time. The loss of one or more of our executive officers, or the failure by our executive team to effectively work with our employees and lead our company, could harm our business.
In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers experienced in cloud computing and infrastructure solutions. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, experiences significant volatility, or increases such that prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed.
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

`
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

`
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
Our tax provision could also be impacted by changes in accounting principles, changes in U.S. federal, state, or international tax laws applicable to corporate multinationals such as legislation enacted in the United States, other fundamental law changes currently being considered by many countries, and changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions. For example, on December 22, 2017, tax reform legislation referred to as the Tax Cuts and Jobs Act, or the Tax Act, was enacted in the United States. The Tax Act, as modified by the CARES Act, makes broad and complex changes to the U.S. tax code including, among other things, changes to U.S. federal tax rates, additional limitations on the deductibility of interest, both positive and negative changes to the utilization of future net operating loss, or NOL, carryforwards, allowing the expensing of certain capital expenditures, and the migration from a “worldwide” system of taxation to a territorial system. We are unable to predict whether any future changes will occur and, if so, the impact of such changes, including on the U.S. federal income tax considerations relating to the purchase, ownership and disposition of our common stock.
We could be required to collect additional taxes or be subject to other tax liabilities that may increase the costs our clients would have to pay for our products and adversely affect our results of operations.
An increasing number of states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state companies. Additionally, the Supreme Court of the United States recently ruled in South Dakota v. Wayfair, Inc. et al, or Wayfair, that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. In response to Wayfair, or otherwise, states or local governments may adopt, or begin to enforce, laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. A successful assertion by one or more states requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments or local governments of tax collection obligations on out-of-state sellers

`
could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors, and decrease our future sales, which could have a material adverse effect on our business and results of operations.
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

`
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes

`
appearing elsewhere in this Quarterly Report on Form 10-Q. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates, judgments, and assumptions used in our financial statements include, but are not limited to, those related to revenue recognition, accounts receivable and related reserves, useful lives and realizability of long lived assets, capitalized internal-use software development costs, assumptions used in the valuation of warrants, accounting for stock-based compensation, and valuation allowances against deferred tax assets. These estimates are periodically reviewed for any changes in circumstances, facts, and experience. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
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
We could also face risks related to liability for activities of the acquired company before the acquisition, including intellectual property infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities, and litigation or other claims in connection with the acquired company, including claims from terminated employees, users, former stockholders or other third parties, and our efforts to limit such liabilities could be unsuccessful. These transactions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing business. Any such transactions that we are able to complete may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. In addition, we may not be able to find and identify desirable acquisition

`
targets or business opportunities or be successful in entering into an agreement with any particular strategic partner. These transactions could also result in dilutive issuances of equity securities or the incurrence of debt, contingent liabilities, amortization expenses, incremental operating expenses or the impairment of goodwill, any of which could adversely affect our results of operations.
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
We provide products and services that enable our customers and users to exchange information and engage in various online activities, and our products and services include substantial user-generated content. For instance, customers and users include content on their Droplets, post or generate content on our website’s community section, and offer applications and integrations through our marketplace. Customer or user content or activity may be infringing, illegal, hostile, offensive, unethical, or inappropriate, may violate our terms of service or a customer’s own policies, or may be intended to, or inadvertently, circumvent or threaten the confidentiality, integrity, security or availability of information or network services of other products, services, or systems, including, for example, by launching various attacks. We are currently subject to a lawsuit arising from the conduct of one of our customers and may in the future be subject to additional lawsuits or regulatory enforcement actions relating to the content or actions by our customers or users. Even if claims against us are ultimately unsuccessful, defending against such claims will increase our legal expenses and divert management’s attention from the operation of our business, which could adversely impact our business and results of operations, and our brand, reputation, and financial results may be harmed.
We (like other intermediary online service providers) rely primarily on two sets of laws in the U.S. to shield us from legal liability with respect to user activity. The Digital Millennium Copyright Act, or DMCA, provides service providers a safe harbor from monetary damages for copyright infringement claims, provided that service providers comply with various requirements designed to stop or discourage infringement on their platforms by their users. Section 230 of the

`
Communications Decency Act, or CDA, protects providers of an interactive computer service from liability with respect to most types of content provided over their service by others, including users. Both the DMCA safe harbor and Section 230 of the CDA face regular and current, calls for revision. In particular, a recent executive order by President Trump required, among other things, that the Federal Communications Commission, or FCC, consider whether to conduct a rulemaking proceeding that might reinterpret and narrow the protections of Section 230 of the CDA. The FCC announced in October 2020 that it is commencing that rulemaking proceeding, although further action may be less likely under the Biden administration. In addition, a variety of bills have recently been introduced in the U.S. Congress that would seek to make changes to the scope of Section 230 of the CDA, including legislation in the U.S. Congress that, if enacted, would narrow the protections of Section 230 of the CDA. Enactment of this legislation or an unfavorable outcome of the FCC rulemaking could limit our ability to rely on the protections of Section 230 of the CDA. Furthermore, recent litigation has created uncertainty with respect to the applicability of DMCA protections to companies that host substantial amounts of user content. For these reasons and others, now or in the future, the DMCA, CDA, and similar provisions may be interpreted as not applying to us or may provide us with incomplete or insufficient protection from claims.
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
•user data privacy and security issues;
•consumer protection risks;
•digital marketing aspects;
•characteristics and quality of services, including changes to networking relationships and anti-circumvention technologies;
•the contractual terms within our terms of service and other agreements with customers;
•cross-border e-commerce issues; and

`
•ease of access by our users to our platform.
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
Laws in all states require businesses to provide notice to customers and users whose personally identifiable information has been disclosed as a result of a data breach and compliance can be costly. Further, California enacted the California Consumer Privacy Act, or CCPA, which became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and adversely affect our business. Further, California voters approved a new privacy law, the California Privacy Rights Act, or CPRA, in the November 3, 2020 election. Effective starting on January 1, 2023, the CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. New legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally. In addition to California, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, which becomes effective on January 1, 2023, and, on June 8, 2021, Colorado enacted the Colorado Privacy Act, or CPA, which takes effect on July 1, 2023. The CPA and CDPA are

`
similar to the CCPA and CPRA but aspects of these state privacy statutes remain unclear, resulting in further legal uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. Other state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts.
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
We will also be subject to evolving EU laws on data export, where data is transferred outside the EU to us or third parties only when a suitable data transfer solution exists to safeguard personal data. On July 16, 2020, the Court of Justice of the European Union, or the CJEU, issued a decision called Schrems II that (a) calls into question certain data transfer mechanisms (such as the Standard Contractual Clauses) and (b) invalidates the EU-U.S. Privacy Shield on which many companies had relied as an acceptable mechanism for transferring such data from the EU to the U.S. Use of the Standard Contractual Clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country. We continue to investigate and implement contractual, organizational, and technical changes in response to Schrems II, but we cannot guarantee that any such changes will be sufficient under applicable laws and regulations or by our customers, governments, or the public. For example, on June 4, 2021, the European Commission adopted new standard contractual clauses under the GDPR for personal data transfers outside the European Economic Area, or the EEA, which may require us to expend significant resources to update our contractual arrangements and to comply with such obligations. To the extent that we transfer personal data outside the EU, there is risk that any of our data transfers will be halted, limited, or challenged by third parties.
Further, the United Kingdom’s decision to leave the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. Specifically, the UK exited the EU on January 1, 2020, subject to a transition period that ended December 31, 2020. The UK has implemented legislation similar to the GDPR (referred to as the “UK GDPR”), including the UK Data Protection Act, which provides for fines of up to the greater of 17.5 million British Pounds or 4% of a company’s worldwide turnover, whichever is higher. Additionally, the relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear following Brexit, including with respect to regulation of data transfers between EU member states and the UK. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the UK ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA to the UK. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. We cannot fully predict how the Data Protection Act, the UK GDPR, and other UK data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding how data transfers to and from the UK will be regulated.
Where we transfer personal data outside the EEA or the UK to third parties, we do so in compliance with relevant data export requirements. There is no assurance that these contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party processing, storage and transmission of such information. Any violation of data or security laws by our third-party processors could have a material adverse effect on our business and result in the fines and penalties outlined below.
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

`
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

`
in those countries. Obtaining the necessary authorizations, including any required license, for a particular transaction may be time-consuming, is not guaranteed, and may result in the delay or loss of sales opportunities.
Although we take precautions to prevent our platform from being provided in violation of such laws, our platform may have in the past, and could in the future be, provided inadvertently in violation of such laws, despite the precautions we take. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to civil or criminal penalties, including the possible loss of export privileges and fines. We may also be adversely affected through penalties, reputational harm, loss of access to certain markets, or otherwise. In addition, various countries regulate the import and export of certain encryption and other technology, including import and export permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our platform or could limit our users’ ability to access our platform in those countries.
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
Our success depends, in part, on our ability to develop and commercialize our products and services without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. However, we may not be aware that our products, services, or intellectual property are infringing, misappropriating, or violating third party intellectual property rights. Additionally, the technology industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets, and other intellectual and proprietary rights. Companies in the industry are often required to defend against litigation claims based on allegations of infringement, misappropriation or other violations of intellectual property rights, and third parties have brought such claims against us and may bring additional claims against us in the future. In addition, we may become subject to intellectual property disputes or otherwise subjected to

`
liability for customer content on our platform. In the past, we have been involved in intellectual property disputes regarding our customer’s alleged infringement of third party intellectual property. We expect that the occurrence of infringement claims is likely to grow as the market for our platform and products grows.
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
Our agreements with our customers and other third parties may include indemnification provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred, including as a result of intellectual

`
property infringement or misappropriation claims or for failure to comply with data protection requirements. Large indemnity payments could harm our business, financial condition and results of operations. Although we attempt to contractually limit our liability with respect to such indemnity obligations, we are not always successful and may still incur substantial liability related to them, and we may be required to cease use of certain functions of our platform or products as a result of any such claims. Any dispute with a customer or other third party with respect to such obligations could have adverse effects on our relationship with such customer or other third party and other existing or prospective customers, reduce demand for our products and services and adversely affect our business, financial conditions and results of operations. In addition, although we carry general liability insurance, our insurance may not be adequate to indemnify us for all liability that may be imposed or otherwise protect us from liabilities or damages with respect to claims alleging compromises of customer data, and any such coverage may not continue to be available to us on acceptable terms or at all.
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

`
As of June 30, 2021, our executive officers, directors and principal stockholders beneficially own a majority of our common stock. As a result, these stockholders, if they act together, will be able to control our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some future transactions more difficult or impossible without the support of these stockholders. The interests of these stockholders may not coincide with our interests or the interests of other stockholders.
Future sales of our common stock in the public market could cause the market price of our common stock to decline.
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Many of our existing equity holders have substantial unrecognized gains on the value of the equity they hold based upon the price at which shares were sold in our IPO, and therefore they may take steps to sell their shares or otherwise secure the unrecognized gains on those shares. We are unable to predict the timing of or the effect that such sales may have on the prevailing market price of our common stock.
All of our directors and officers and the holders of substantially all of our capital stock and securities convertible into our capital stock are subject to lock-up agreements that restrict their ability to transfer shares of our capital stock until August 9, 2021, subject to certain exceptions; provided that:
•up to 20% of the shares, equaling an estimated 2,544,228 shares of common stock (calculating by including shares issuable upon exercise of vested and unvested options or RSUs and common stock) held by current employees and consultants immediately prior to our IPO (but excluding current executive officers and directors) may be sold beginning at the commencement of trading on May 24, 2021; and
•up to 20% of the shares, equaling an estimated 19,042,501 shares of common stock (calculating by including shares issuable upon exercise of vested and unvested options or RSUs and common stock) held by any other stockholders immediately prior to our IPO may be sold if, at any time beginning at the commencement of trading on May 24, 2021, the last reported closing price of our common stock is at least 33% greater than the initial public offering price of our common stock for 5 out of any 10 consecutive trading days, ending on or after May 24, 2021.
Morgan Stanley & Co. LLC and either of Goldman Sachs & Co. LLC or J.P. Morgan Securities LLC may, in their sole discretion, permit our stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements, subject to applicable notice requirements. If not earlier released, all of the shares of common stock subject to the lock-up agreements will become eligible for sale on August 9, 2021, subject to certain exceptions for any shares held by our affiliates as defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act.
As of June 30, 2021, there were 17,664,051 shares of our common stock issuable upon the exercise of outstanding stock options or upon the settlement of outstanding RSUs. We have registered all of the shares of common stock issuable upon the exercise of outstanding options, the settlement of outstanding RSUs or other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised or such RSUs are settled, subject to the lock-up agreements described above and compliance with applicable securities laws.
Further, based on shares outstanding as of June 30, 2021, holders of 71,334,137 shares, or approximately 66.5% of our capital stock outstanding as of such date, will have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
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

`
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

`
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

`
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Equity Securities
During the period from April 1, 2021 through April 21, 2021 (the date of the filing of our registration statement on Form S-8 (File No. 333-255413)), we issued to certain directors and employees an aggregate of 132,156 shares of our common stock upon the exercise of options under the 2013 Stock Plan at exercise prices ranging from $0.8115 to $19.47 per share.
In April 2021, we issued 64,328 shares of our common stock upon the net exercise of a warrant to purchase 66,668 shares of our common stock.
None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. The offers, sales and issuances of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and Regulation D or Regulation S promulgated thereunder) or Rule 701 promulgated under Section 39b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed on the share certificates issued in these transactions. All of the recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

`
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
The net proceeds to us after deducting underwriting discounts and commissions of $46.5 million and net offering expenses of $5.8 million were $723.1 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. The Company used the proceeds from our IPO to repay $259.7 million of outstanding debt. With the exception of the debt repayment, there has been no other material change in the planned use of proceeds from our IPO from those disclosed in the Final Prospectus for our IPO dated as of March 23, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on March 24, 2021.
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

Date:	August 6, 2021	By:	/s/ Yancey Spruill
Yancey Spruill
Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2021	By:	/s/ William Sorenson
William Sorenson
Chief Financial Officer
(Principal Financial and Accounting Officer)