Form 10-Q
period 2021-09-30
DigitalOcean Holdings, Inc.
filed 2021-11-05
CIK 1582961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2021
OR
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
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 28, 2021, there were 109,166,409 shares of the registrant’s common stock, with a par value of $0.000025 per share, outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	1
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2020	2
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2021 and 2020	3
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit) for the Three and Nine Months Ended September 30, 2021 and 2020	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020	6
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32
Item 4.	Controls and Procedures	32

	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 1a.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	62
Item 3.	Defaults Upon Senior Securities	62
Item 4.	Mine Safety Disclosures	62
Item 5.	Other Information	62
Item 6.	Exhibits	63
	Signatures	64

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$589,750	$100,311
Accounts receivable, less allowance for doubtful accounts of $3,602 and $3,104, respectively	36,505	28,098
Prepaid expenses and other current assets	16,528	19,544
Total current assets	642,783	147,953

Property and equipment, net	241,083	238,956
Restricted cash	2,226	2,226
Goodwill	32,170	2,674
Intangible assets	43,266	34,649
Deferred tax assets	82	82
Other assets	4,215	3,712
Total assets	$965,825	$430,252

Accounts payable	12,689	12,433
Accrued other expenses	28,412	27,025
Deferred revenue	5,136	4,873
Current portion of long-term debt	—	17,468
Other current liabilities	11,340	22,986
Total current liabilities	$57,577	$84,785

Deferred tax liabilities	207	211
Long-term debt	—	242,215
Other long-term liabilities	1,608	2,061
Total liabilities	$59,392	$329,272
Commitments and Contingencies (Note 6)

Convertible preferred stock	$—	$173,074

Preferred stock ($0.000025 par value per share; 10,000,000 and 0 shares authorized; 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively)	$—	$—
Common stock ($0.000025 par value per share; 750,000,000 and 111,400,000 shares authorized; 110,990,479 and 45,299,339 issued; and 109,022,251 and 43,331,111 outstanding as of September 30, 2021 and December 31, 2020, respectively)	2	1
Treasury stock, at cost (1,968,228 shares at September 30, 2021 and December 31, 2020)	(4,598)	(4,598)
Additional paid-in capital	1,085,788	99,783
Accumulated other comprehensive loss	(346)	(245)
Accumulated deficit	(174,413)	(167,035)
Total stockholders’ equity (deficit)	$906,433	$(72,094)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$965,825	$430,252
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue	$111,428	$81,160	$308,899	$230,863
Cost of revenue	43,506	37,063	126,195	106,951
Gross profit	67,922	44,097	182,704	123,912
Operating expenses:
Research and development	29,927	19,706	79,450	54,313
Sales and marketing	13,312	7,700	35,545	24,111
General and administrative	26,354	23,411	68,756	62,917
Total operating expenses	69,593	50,817	183,751	141,341

Loss from operations	(1,671)	(6,720)	(1,047)	(17,429)

Other (income) expense:
Interest expense	186	3,190	2,675	10,485
Loss on extinguishment of debt	—	—	3,435	259
Other (income) expense, net	140	438	(157)	679
Other (income) expense	326	3,628	5,953	11,423

Loss before income taxes	(1,997)	(10,348)	(7,000)	(28,852)
Income tax (benefit) expense	(145)	(134)	378	865
Net loss attributable to common stockholders	$(1,852)	$(10,214)	$(7,378)	$(29,717)
Net loss per share attributable to common stockholders, basic and diluted	$(0.02)	$(0.24)	$(0.08)	$(0.72)
Weighted-average shares used to compute net loss per share, basic and diluted	107,955	42,215	88,265	41,197
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net loss attributable to common stockholders	$(1,852)	$(10,214)	$(7,378)	$(29,717)
Other comprehensive loss:
Foreign currency translation adjustments, net of taxes	(73)	32	(101)	(147)
Comprehensive loss	$(1,925)	$(10,182)	$(7,479)	$(29,864)
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehen-sive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2021	—	$—	109,213,693	$2	(1,968,228)	$(4,598)	$1,035,514	$(273)	$(172,561)	$858,084
Issuance of common stock under equity incentive plan, net of taxes withheld	—	—	907,272	—	—	—	3,888	—	—	3,888
Exercise of common stock warrants	—	—	232,520	—	—	—	—	—	—	—
Issuance of common stock for acquisition	—	—	636,994	—	—	—	27,566	—	—	27,566
Stock-based compensation	—	—	—	—	—	—	18,820	—	—	18,820
Other comprehensive loss	—	—	—	—	—	—	—	(73)		(73)
Net loss	—	—	—	—	—	—	—	—	(1,852)	(1,852)
Balance at September 30, 2021	—	$—	110,990,479	2	(1,968,228)	$(4,598)	$1,085,788	$(346)	$(174,413)	$906,433

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehen-sive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2020	45,472,229	$173,074	43,893,317	$1	(1,968,228)	$(4,598)	$77,727	$(291)	$(142,970)	$(70,131)
Issuance of common stock under equity incentive plan, net of taxes withheld	—	—	639,600	—	—	—	2,009	—	—	2,009
Stock-based compensation	—	—	—	—	—	—	12,861	—	—	12,861
Other comprehensive loss	—	—	—	—	—	—	—	32	—	32
Net loss	—	—	—	—	—	—	—	—	(10,214)	(10,214)
Balance at September 30, 2020	45,472,229	$173,074	44,532,917	$1	(1,968,228)	$(4,598)	$92,597	$(259)	$(153,184)	$(65,443)

See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehen-sive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	45,472,229	$173,074	45,299,339	$1	(1,968,228)	$(4,598)	$99,783	$(245)	$(167,035)	$(72,094)
Issuance of common stock under equity incentive plan, net of taxes withheld	—	—	2,785,069	—	—	—	10,368	—	—	10,368
Exercise of common stock warrants	—	—	296,848	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	37,966	—	—	37,966
Issuance of common stock for acquisition	—	—	636,994	—	—	—	27,566	—	—	27,566
Issuance of common stock in connection with initial public offering, net of underwriting discounts and issuance costs	—	—	16,500,000	1	—	—	723,125	—	—	723,126
Conversion of convertible preferred stock to common stock in connection with initial public offering	(45,472,229)	(173,074)	45,472,229	—	—	—	173,074	—	—	173,074
Conversion of redeemable preferred stock warrants to common stock warrants	—	—	—	—	—	—	13,906	—	—	13,906
Other comprehensive loss	—	—	—	—	—	—	—	(101)	—	(101)
Net loss	—	—	—	—	—	—	—	—	(7,378)	(7,378)
Balance at September 30, 2021	—	$—	110,990,479	$2	(1,968,228)	$(4,598)	$1,085,788	$(346)	$(174,413)	$906,433

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehen-sive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	40,750,324	$123,264	41,095,849	$1	(1,968,228)	$(4,598)	$55,896	$(112)	$(123,467)	$(72,280)
Issuance of common stock under equity incentive plan, net of taxes withheld	—	—	3,437,068	—	—	—	11,402	—	—	11,402
Issuance of convertible preferred stock	4,721,905	49,810	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	25,299	—	—	25,299
Other comprehensive loss	—	—	—	—	—	—	—	(147)	—	(147)
Net loss	—	—	—	—	—	—	—	—	(29,717)	(29,717)
Balance at September 30, 2020	45,472,229	$173,074	44,532,917	$1	(1,968,228)	$(4,598)	$92,597	$(259)	$(153,184)	$(65,443)
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss attributable to common stockholders	$(7,378)	$(29,717)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	64,922	55,203
Loss on impairment	212	1,222
Stock-based compensation	37,380	24,865
Non-cash interest expense	386	907
Loss on extinguishment of debt	3,435	259
Revaluation of warrants	(556)	452
Bad debt expense	6,055	9,386
Release of VAT reserve	3,188	—
Other	477	(139)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(14,462)	(13,045)
Prepaid expenses and other current assets	(134)	(8,934)
Accounts payable and accrued expenses	4,001	824
Deferred revenue	263	(267)
Other assets and liabilities	2,587	(869)
Net cash provided by operating activities	100,376	40,147

Investing activities
Capital expenditures - property and equipment	(66,480)	(69,807)
Capital expenditures - internal-use software development	(4,297)	(10,159)
Purchase of intangible assets	(5,636)	(5,118)
Cash paid for acquisition of businesses, net of cash acquired	(5,000)	—
Proceeds from sale of equipment	209	—
Net cash used in investing activities	(81,204)	(85,084)

Financing activities
Repayment of capital leases	—	(699)
Repayment of notes payable	(33,214)	(8,347)
Proceeds from third-party secured financings	—	7,795
Repayment of term loan	(166,813)	(72,438)
Proceeds from issuance of term loan	—	170,000
Repayment of borrowings under revolving credit facility	(63,200)	(84,500)
Proceeds from borrowings under revolving credit facility	—	63,200
Payment of debt issuance costs	—	(3,274)
Proceeds related to the issuance of common stock under equity incentive plan	12,138	11,402
Proceeds from the issuance of convertible preferred stock, net of issuance costs	—	49,810
Payment of initial public offering costs	—	(247)
Proceeds from initial public offering, net of underwriting discounts and commissions and other offering costs	723,126	—
Employee payroll taxes paid related to net settlement of restricted stock units	(1,770)	—
Net cash provided by financing activities	470,267	132,702
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

Increase in cash, cash equivalents and restricted cash	489,439	87,765
Cash, cash equivalents and restricted cash - beginning of period	102,537	35,886
Cash, cash equivalents and restricted cash - end of period	$591,976	$123,651

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,248	$9,479
Cash paid for taxes (net of refunds)	541	528
Non-cash investing and financing activities:
Capitalized stock-based compensation	$587	$435
Property and equipment received but not yet paid, included in Accounts payable and Accrued other expenses	14,291	18,280
Seller financed equipment purchases	—	3,927
Issuance of common stock for acquisition	27,566	—
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”), the same basis as the audited consolidated financial statements included in the Company’s final prospectus for its IPO dated as of March 23, 2021 and filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on March 24, 2021 (“Final Prospectus”). In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of September 30, 2021, results of operations for the three and nine months ended September 30, 2021 and 2020, cash flows for the nine months ended September 30, 2021 and 2020, and stockholders' equity for the three and nine months ended September 30, 2021 and 2020.
The condensed consolidated financial statements include the accounts of DigitalOcean Holdings, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
Certain prior year amounts have been reclassified and revised to conform to the current year presentation.
Use of Estimates
The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make, on an ongoing basis, estimates, judgments and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Such estimates include, but are not limited to, those related to revenue recognition, accounts receivable and related reserves, useful lives and realizability of long lived assets, capitalized internal-use software development costs, accounting for stock-based compensation, valuation allowances against deferred tax assets, and the fair value and useful lives of tangible and intangible assets acquired and liabilities assumed resulting from business combinations. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

`
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments in money market funds, commercial paper and certificates of deposit, with original maturities from the date of purchase of three months or less. The carrying amounts of cash and cash equivalents approximate fair value because of the short-term maturity and highly liquid nature of these instruments. As of September 30, 2021, the Company held $80,000 in commercial paper and $30,000 in certificates of deposit, maturing monthly for the next three months, with interest rates ranging from 0.06% to 0.10%.
Restricted Cash
Restricted cash includes deposits in financial institutions related to letters of credit used to secure lease agreements. The following table reconciles cash, cash equivalents and restricted cash per the Condensed Consolidated Statements of Cash Flows:

	September 30,
	2021	2020
Cash and cash equivalents	$589,750	$121,236
Restricted cash	2,226	2,415
Total cash, cash equivalents and restricted cash	$591,976	$123,651
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
The following table presents the changes in our allowance for doubtful accounts for the period presented:

Amount
Balance as of December 31, 2020	$3,104
Bad debt expense, net of recoveries	6,055
Write-offs	(5,557)
Balance as of September 30, 2021	$3,602
Deferred Revenue
Deferred revenue was $5,136 and $4,873 as of September 30, 2021 and December 31, 2020, respectively. Revenue recognized during the three months ended September 30, 2021 and 2020 was $259 and $383, respectively, and $2,618 and $2,338 during the nine months ended September 30, 2021 and 2020, respectively, which was included in each deferred revenue balance at the beginning of each respective period.
Segment Information
The Company’s chief operating decision maker, the chief executive officer, reviews discrete financial information presented on a consolidated basis for purposes of regularly making operating decisions, allocation of resources, and assessing financial performance. Accordingly, the Company has one operating and reporting segment.

`
Geographical Information
Revenue, as determined based on the billing address of the Company’s customers, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
North America	38%	39%	38%	38%
Europe	28	28	29	28
Asia	24	23	23	24
Other	10	10	10	10
Total	100%	100%	100%	100%
Revenue derived from customers in the U.S. was approximately 31% of total revenue for each of the periods presented on the condensed consolidated statements of operations.
No country outside of the U.S. had net revenue greater than 10% of total consolidated revenue in any period presented.
Property and equipment located in the U.S. was approximately 48% as of September 30, 2021 and December 31, 2020 with the remainder of net assets residing in international locations, primarily in the Netherlands, Singapore and Germany.
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
The Company’s customer base consists of a significant number of geographically dispersed customers. No customer represented 10% or more of accounts receivable, net as of September 30, 2021 and December 31, 2020. Additionally, no customer accounted for 10% or more of total revenue during the three and nine months ended September 30, 2021 and 2020, respectively.
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
Note 3. Business Acquisitions
On September 1, 2021, the Company consummated a business combination acquiring 100% of Nimbella Corp. (“Nimbella”) pursuant to an Agreement and Plan of Reorganization (the “Agreement”). Nimbella provides a serverless platform, built on open source technologies, that is designed to simplify the cloud programming experience and help developers and SMBs focus more on application development and business outcomes and less on managing the underlying infrastructure. This acquisition has been accounted for as a business combination. The total consideration transferred for this acquisition was $5,000 in cash and 636,994 shares of common stock, of which 200,204 shares of common stock will be treated as stock based compensation that will be expensed over 36 months. See Note 9. Stock-Based Compensation, Restricted Shares for more details.
The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations, and accordingly, the total fair value of the purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The majority of the preliminary purchase price was allocated to intangible assets and goodwill, which was $3,300 and $29,496, respectively. Goodwill resulted primarily from the expectation of enhancing the Company's product offerings. The resulting goodwill is not deductible for income tax purposes. Pro forma results of operations for this acquisition have not been presented because they were not material to the condensed consolidated results of operations. The results of operations of Nimbella, which are not material, have been included in the condensed consolidated financial statements from the date of purchase.
Note 4. Balance Sheet Details
Property and equipment, net
Property and equipment, net consisted of the following:

	September 30, 2021	December 31, 2020
Computers and equipment	$492,173	$442,778
Furniture and fixtures	1,511	1,511
Leasehold improvements	6,820	6,820
Internal-use software	66,032	61,640
Property and equipment, gross	$566,536	$512,749

Less: accumulated amortization	$(46,151)	$(36,186)
Less: accumulated depreciation	(279,302)	(237,607)
Property and equipment, net	$241,083	$238,956
Depreciation expense on property and equipment for the three months ended September 30, 2021 and 2020 was $18,969 and $16,020, respectively, and $54,359 and $45,368 for the nine months ended September 30, 2021 and 2020, respectively.
The Company capitalizes costs related to the development of computer software for internal use of $4,884 and $10,594 for the nine months ended September 30, 2021 and 2020, respectively, which is included in internal-use software costs within Property and equipment, net. Amortization expense related to internal-use software for the three months ended September 30, 2021 and 2020 was $3,245 and $3,385, respectively, and $10,245 and $9,608 for the nine months ended September 30, 2021 and 2020, respectively.
During the three and nine months ended September 30, 2020, the Company recorded an impairment loss of $536 and $1,222, respectively, and during the three and nine months ended September 30, 2021, the Company recorded an impairment loss of $212 related to software that is no longer being used.

`
Prepaid expenses and other currents assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2021	December 31, 2020
Prepaid expenses	$9,751	$6,968
VAT receivable	6,123	9,295
Other current expenses	654	3,281
Total prepaid expenses and other current assets	$16,528	$19,544
Other current liabilities
Other current liabilities consisted of the following:

	September 30, 2021	December 31, 2020
Accrued taxes	$6,577	$7,758
Warrant liability	—	14,463
ESPP withholding	4,025	—
Other	738	765
Total other current liabilities	$11,340	$22,986
Note 5. Debt
Debt consisted of the following:

	September 30, 2021	December 31, 2020
Credit Facility
Term Loan(1)	$—	$165,051
Revolving Credit Facility	—	63,200
Notes payable	—	31,432
Total debt	$—	$259,683
Less: current portion
Credit Facility	$—	$(7,438)
Notes payable	—	(10,030)
Current portion of long-term debt	—	(17,468)
Total long-term debt	$—	$242,215
___________________
(1)Amount is net of unamortized discount and debt issuance costs of $1,761 as of December 31, 2020.
Credit Facility
As of March 31, 2021, the Company paid the remaining obligations on the outstanding Credit Facility, which includes the Term Loan and Revolving Credit Facility. At September 30, 2021, the Company had available borrowing capacity of $150,000 on the Revolving Credit Facility. The Company recognized a loss on extinguishment of debt of $1,652 for the unamortized discount and debt issuance costs related to the Term Loan in the first quarter of 2021. The write-off of the unamortized discount and debt issuance costs represent a non-cash adjustment to reconcile net income to net cash provided by operating activities within the Condensed Consolidated Statements of Cash Flows.
The Company incurred commitment fees on the unused balance of the Revolving Credit Facility of $96 and $82 for the three months ended September 30, 2021 and 2020, respectively, and $266 and $237 for the nine months ended September 30, 2021 and 2020, respectively.

`
Interest and amortization of deferred financing fees for the three months ended September 30, 2021 and 2020 was $90 and $2,511, respectively, and $2,153 and $7,922 for the nine months ended September 30, 2021 and 2020, respectively.
Notes Payable
During the three months ended March 31, 2021, the Company paid the remaining obligations on all outstanding notes payable.
Total interest expense for the nine months ended September 30, 2021 was $254. There was no interest expense for the three months ended September 30, 2021. Total interest expense for the three and nine months ended September 30, 2020 was $594 and $1,760, respectively. The Company recognized a loss on extinguishment of debt of $1,783 for unaccrued interest paid in conjunction with the payoff of the remaining debt obligation during the nine months ended September 30, 2021.
Note 6. Operating Leases
The Company leases data center facilities and office space under generally non-cancelable operating lease agreements, which expire at various dates through 2025. Facility leases generally include renewal options and may include escalating rental payment provisions. Additionally, the leases may require us to pay a portion of the related operating expenses. Rent expense related to these operating leases for the three months ended September 30, 2021 and 2020 was $1,010 and $1,090, respectively, and $3,032 and $3,329 for the nine months ended September 30, 2021 and 2020, respectively.
As of September 30, 2021, future minimum rental payments under operating lease agreements were as follows:

2021 (three months remaining)	$11,138
2022	30,954
2023	24,017
2024	22,316
2025	3,933
Thereafter	—
Total minimum operating lease payments	$92,358
Note 7. Commitments and Contingencies
Purchase Commitments
As of September 30, 2021, the Company had long-term commitments for bandwidth usage with various networks and internet service providers and entered into purchase orders with various vendors. The Company’s purchase commitments have not materially changed since December 31, 2020.
Letters of Credit
In conjunction with the execution of certain office space operating leases, letters of credit in the aggregate amount of $2,226 were issued and outstanding as of September 30, 2021 and December 31, 2020, respectively. No draws have been made under such letters of credit. These funds are included as Restricted cash on the Condensed Consolidated Balance Sheets as they are related to long-term operating leases and are included in beginning and ending Cash, cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows. Certain of the letters of credit can be reduced on an annual basis until 2022, at which point the deposit required will similarly reduce to meet minimum threshold requirements.
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
Note 8. Stockholders’ Equity (Deficit)
Common Stock
The Company’s amended and restated certificate of incorporation authorizes the issuance of common and preferred stock. Holders of common stock are entitled to one vote per share.
As of September 30, 2021 and December 31, 2020, the Company was authorized to issue 750,000,000 and 111,400,000 shares of common stock, respectively, with a par value of $0.000025 per share.
Common Stock Reserved for Future Issuance
The Company is authorized to reserve shares of common stock for potential conversion as follows:

	September 30, 2021	December 31, 2020
Series Seed preferred stock	—	12,517,832
Series A-1 preferred stock(1)	—	18,304,108
Series B preferred stock	—	10,237,032
Series C preferred stock	—	4,721,905
2021 Equity Incentive Plan	30,930,000	34,821,642
Employee Stock Purchase Plan	2,200,000	—
Total number of shares for common stock reserved	33,130,000	80,602,519
___________________
(1)Amount includes 308,632 shares of common stock held in reserve for the redeemable convertible preferred stock warrants which were converted to common stock warrants upon the completion of the IPO.
Preferred Stock
In connection with the IPO, the Company's amended and restated certificate of incorporation became effective, which authorized the issuance of 10,000,000 shares of preferred stock with a par value of $0.000025 per share with rights and preferences, including voting rights, designated from time to time by the Company's board of directors. No shares of preferred stock were issued and outstanding as of September 30, 2021.
Redeemable Convertible Preferred Stock
Upon completion of the IPO, all shares of Series Seed, Series A, Series B, and Series C redeemable convertible preferred stock then outstanding, totaling 45,472,229 shares, were automatically converted into an equivalent number of shares of common stock. The carrying value of $173,074 was reclassified into Stockholders' equity (deficit). As of September 30, 2021, there were no shares of redeemable convertible preferred stock authorized, issued and outstanding.
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
During April 2021, a warrant holder net exercised its warrant for 64,328 shares of common stock. During July 2021, a warrant holder net exercised its warrants for 232,520 shares of common stock. No warrants remain outstanding as of July 31, 2021 and no further warrants have been issued.

`
Treasury Stock
The Company records treasury stock at the cost to acquire shares and is included as a component of Stockholders’ equity (deficit). At September 30, 2021 and December 31, 2020, the Company had 1,968,228 shares of treasury stock which were carried at its cost basis of $4,598 on the Condensed Consolidated Balance Sheets.
Note 9. Stock-Based Compensation
Equity Incentive Plan
In March 2021, the Company’s board of directors adopted, and the stockholders approved, the 2021 Equity Incentive Plan. The 2021 Equity Incentive Plan is a successor to and continuation of the 2013 Stock Plan. The 2021 Equity Incentive Plan became effective on the date of the IPO with no further grants being made under the 2013 Stock Plan, however, awards outstanding under our 2013 Stock Plan will continue to be governed by their existing terms. The 2021 Equity Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units awards (“RSUs”), performance awards, and other awards to employees, directors, and consultants up to an aggregate of 30,930,000 shares of common stock. Shares issued pursuant to the exercise of these awards are transferable by the holder. Amounts paid by economic interest holders in excess of fair value are recorded as stock-based compensation (see Note 12).
Stock Options
Stock options granted have a maximum term of ten years from the grant date, are exercisable upon vesting and vest over a period of four years. Stock option activity for the nine months ended September 30, 2021 was as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Life in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2021	16,933,494	$6.73	8.44	$596,767
Exercised	(2,712,070)	4.48
Forfeited or cancelled	(770,247)	7.90
Outstanding at September 30, 2021	13,451,177	7.12	7.85	948,468
Vested and exercisable at September 30, 2021	6,276,930	5.51	7.36	452,710
Vested and unvested expected to vest at September 30, 2021	11,285,444	$6.71	7.74	$800,370
The aggregate intrinsic value represents the difference between the fair value of common stock and the exercise price of outstanding in-the-money options. The aggregate intrinsic value of exercised options for the nine months ended September 30, 2021 and 2020 was $98,724 and $10,970, respectively.
The weighted-average grant date fair value of options granted to participants during the nine months ended September 30, 2020 was $3.28 per share. No options were granted during the nine months ended September 30, 2021. The aggregate estimated fair value of stock options granted to participants that vested during the nine months ended September 30, 2021 and 2020 was $15,402 and $7,161, respectively.
As of September 30, 2021, there was $30,659 of unrecognized stock-based compensation expense related to outstanding stock options granted that is expected to be recognized over a weighted-average period of 2.66 years.
RSUs
RSUs granted vest over four years. RSU activity for the nine months ended September 30, 2021 was as follows:

	Shares	Weighted-Average Fair Value
Unvested balance at January 1, 2021	413,750	$13.69
Granted	2,952,505	44.72
Vested	(117,480)	18.37
Forfeited or cancelled	(144,408)	42.31
Unvested balance at September 30, 2021	3,104,367	41.70
Vested and expected to vest at September 30, 2021	1,862,476	$42.30

`
As of September 30, 2021, there was $67,283 of unrecognized stock-based compensation expense related to outstanding RSUs granted that is expected to be recognized over a weighted-average period of 3.36 years.
PRSUs
The Company issued performance-based restricted stock units (“PRSUs”) which will vest based on the achievement of each award’s established performance targets.

	Shares	Weighted-Average Fair Value
Unvested balance at January 1, 2021	—	$—
Granted	578,949	48.04
Unvested balance at September 30, 2021	578,949	$48.04
At the end of each reporting period, the Company will adjust compensation expense for the PRSUs based on its best estimate of attainment of the below specified performance metrics. The cumulative effect on current and prior periods of a change in the estimated number of PRSUs that are expected to be earned during the performance period will be recognized as an adjustment to earnings in the period of the revision.
Compensation cost in connection with the probable number of shares that will vest will be recognized using the accelerated attribution method. As of September 30, 2021, the Company determined that it was probable that the LTIP PRSUs (defined below) and the other PRSU awards would vest, resulting in $12,414 of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 1.1 years.
LTIP PRSUs
On June 10, 2021, the Company granted PRSUs to certain executives of the Company (“LTIP PRSUs”). A percentage of the PRSUs will become eligible to vest based on the Company’s financial performance level for fiscal year 2021 (the “Performance Period”). The financial performance level is determined as the percentage equal to the sum of the revenue growth percentage (percentage increase in revenue from fiscal year 2020 to fiscal year 2021) and profitability percentage (adjusted EBITDA margin minus capital expenditures as a percentage of revenue). Capital expenditures includes purchases of intangible assets, seller financed equipment purchases and acquisition of property and equipment from capital leases.
Assuming the minimum performance target is achieved, one-third of the aggregate number of LTIP PRSUs shall vest in 2022 on the later of (i) March 1, 2022 or (ii) two trading days following the public release of the Company’s 2021 financial results, and the remainder shall vest in eight equal quarterly installments subject, in each case, to the individual’s continuous service through the applicable vesting date.
Other PRSUs
In addition to the above awards, certain other PRSUs have been awarded subject to other various performance measures including the achievement of revenue targets and product launches.
MRSUs
On July 27, 2021, the board of directors of the Company granted a market-based restricted stock unit (“MRSU”) award to the Company’s Chief Executive Officer, Yancey Spruill (the “CEO Performance Award”).
The CEO Performance Award consists of an MRSU award under the Company’s 2021 Equity Incentive Plan for 3,000,000 shares of the Company’s common stock and will vest upon the satisfaction of certain service conditions and the achievement of certain Company stock price goals, as described below.
The CEO Performance Award will be earned based on the Company’s stock price performance over a seven-year period beginning on the date of grant. The CEO Performance Award, which is estimated to have a grant date fair value of approximately $75.3 million derived by using a discrete model based on multiple stock price-paths developed through the use of a Monte Carlo simulation, is divided into five tranches that will be earned based on the achievement of stock price goals, measured based on the average of the Company’s closing stock price over a consecutive ninety (90) trading day period during the performance period as set forth in the table below.

`

Tranche	Company Stock Price Target	Number of Eligible MRSUs
1	$93.50	475,000
2	$140.00	575,000
3	$187.00	650,000
4	$233.50	650,000
5	$280.50	650,000
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
As of September 30, 2021, there was $72,215 of unrecognized stock-based compensation expense related to the MRSUs granted that is expected to be recognized over a weighted-average period of 4.61 years.
Employee Stock Purchase Plan
In March 2021, the Company’s board of directors adopted, and the stockholders approved, the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on the date of the Final Prospectus. The ESPP initially reserved and authorized the issuance of up to a total of 2,200,000 shares of common stock to participating employees. The initial offering and purchase period under the ESPP commenced on the IPO date with the first purchase date to be November 19, 2021. As of September 30, 2021, 2,200,000 shares of common stock remain available for issuance under the ESPP. The initial enrollment period began on the date of the IPO and ended on April 3, 2021. On the November 19, 2021 purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (1) the $47.00 initial public offering price of the Company’s common stock or (2) the fair market value of the Company’s common stock on the purchase date.
During the three and nine months ended September 30, 2021, the Company recorded $186 and $2,108, respectively, of stock based compensation related to the ESPP. As of September 30, 2021, $4,025 has been withheld on behalf of employees and there were no purchases related to the ESPP.
Restricted Shares
In connection with our acquisition of Nimbella, we issued 200,204 shares of restricted stock for $63.11 per share for a total value of $12,635 to the founders of Nimbella. These shares vest equally on March 1, 2023 and September 1, 2024 and are expensed on a straight line basis over 36 months. The restricted stock is subject to forfeiture and dependent upon each founder’s continuous service on the vesting date. As of September 30, 2021, there was $12,289 of unrecognized stock-based compensation expense related to outstanding restricted shares granted that is expected to be recognized over a weighted-average period of 2.96 years.
Stock-Based Compensation
Stock-based compensation was included in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$196	$302	$797	$394
Research and development	6,099	2,950	13,794	5,983
Sales and marketing	2,582	470	5,621	1,149
General and administrative	9,678	9,004	17,168	17,339
Total	$18,555	$12,726	$37,380	$24,865
Stock-based compensation related to secondary sales of common stock by certain current and former employees for the three and nine months ended September 30, 2020 was $10,203 and $18,343, respectively. There were no such expenses recorded for the three and nine months ended September 30, 2021.

`
Note 10. Net Loss per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders	$(1,852)	$(10,214)	$(7,378)	$(29,717)
Denominator:
Weighted average shares, in thousands, used to compute net loss per share, basic and diluted	107,955	42,215	88,265	41,197
Net loss per share attributable to common stockholders, basic and diluted	$(0.02)	$(0.24)	$(0.08)	$(0.72)
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	September 30,
	2021	2020
Series Seed	—	12,517,832
Series A-1	—	17,995,460
Series B	—	10,237,032
Series C	—	4,721,905
Warrants	—	308,632
Stock Options	13,451,177	16,027,256
RSUs	3,104,367	320,000
PRSUs	578,949	—
MRSU	3,000,000	—
ESPP	253,768	—
Total	20,388,261	62,128,117
Note 11. Income Taxes
The computation of the provision for or benefit from income taxes for interim periods is determined by applying the estimated annual effective tax rate to year-to-date income (loss) before tax and adjusting for discrete tax items recorded in the period, if any.
For the three and nine months ended September 30, 2021, the Company recorded a tax benefit of $(145) and a tax expense of $378, respectively. The effective tax rate for the three and nine months ended September 30, 2021 was 7.3% and (5.4)%, respectively. The effective tax rate differs from the statutory rate primarily as a result of not recognizing deferred tax assets for U.S. losses due to a full valuation allowance against the U.S. deferred tax assets, and excess tax benefits from stock-based compensation.
For the three and nine months ended September 30, 2020, the Company recorded a tax benefit of $(134) and a tax expense of $865, respectively. The effective tax rate for the three and nine months ended September 30, 2020 was 1.3% and (3.0)%, respectively. The effective tax rate differs from the statutory rate primarily as a result of not recognizing deferred tax assets for U.S. losses due to a full valuation allowance against the U.S. deferred tax assets, and excess tax benefits from stock-based compensation.
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

`
For the three and nine months ended September 30, 2021, uncertain tax positions recorded by the Company resulted in an expense of $206 and $340, respectively. For the three and nine months ended September 30, 2020, uncertain tax positions recorded by the Company resulted in an expense of $10 and $397, respectively. To the extent the remaining uncertain tax positions are ultimately recognized, the Company’s effective tax rate may be impacted in future periods. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.
Note 12. Related Party Transactions
During the three and nine months ended September 30, 2020, the Company recorded $10,203 and 18,343, respectively, of stock-based compensation associated with secondary sales transactions. There were no such expenses recorded for the three and nine months ended September 30, 2021. The secondary sales transactions were executed primarily between holders of economic interest in the Company and the Company’s employees and former employees at prices in excess of the fair value of such shares. Accordingly, the Company recognized such excess value as stock-based compensation. The Company did not sell any shares or receive any proceeds from the transactions.
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
Overview
DigitalOcean is a leading cloud computing platform offering on-demand infrastructure and platform tools for developers, start-ups and small and medium-sized businesses, or SMBs. We were founded with the guiding principle that the transformative benefits of the cloud should be easy to leverage, broadly accessible, reliable and affordable. Our platform simplifies cloud computing, enabling our customers to rapidly accelerate innovation and increase their productivity and agility. Approximately 598,000 individual and business customers currently use our platform to build, deploy and scale software applications. Our users include software engineers, researchers, data scientists, system administrators, students and hobbyists. Our customers use our platform across numerous industry verticals and for a wide range of use cases, such as web and mobile applications, website hosting, e-commerce, media and gaming, personal web projects, and managed services, among many others. We believe that our focus on simplicity, community, open source and customer support are the four key differentiators of our business, driving a broad range of customers around the world to build their applications on our platform.
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

`
example, the standard price for a Droplet is $5.00 per month, and our Managed Database product is available starting at $15.00 per month.
We have historically generated almost all of our revenue from our efficient self-service marketing model, which enables customers to get started on our platform very quickly and without the need for assistance. We focus heavily on enabling a self-service, low-friction model that makes it easy for users to try, adopt and use our products. For the three months ended September 30, 2021 and 2020, our sales and marketing expense was approximately 12% and 9%, respectively. The efficiency of our go-to-market model and our focus on the needs of the individual and SMB markets have enabled us to drive organic growth and establish a truly global customer base across a broad range of industries.
We had approximately 598,000 customers as of September 30, 2021, up from approximately 559,000 as of September 30, 2020. Our customers are spread across approximately 185 countries, and around two-thirds of our revenue has historically come from customers located outside the United States. For the three months ended September 30, 2021, 38% of our revenue was generated from North America, 28% from Europe, 24% from Asia and 10% from the rest of the world. We have a growing number of customers with higher spending levels, and our existing customers are continuing to expand their business with us. Our average revenue per customer, or ARPU, has increased significantly, from $48.58 in the quarter ended September 30, 2020 to $61.97 in the quarter ended September 30, 2021. We had no material customer concentration for the three months ended September 30, 2021 as our top 25 customers made up approximately 10% of our revenue.
We have experienced strong and predictable growth in recent periods. Our annual run-rate revenue, or ARR, as of September 30, 2021 was $455 million, up from $335 million as of September 30, 2020. ARR as of the end of each month represents total revenue for that month multiplied by 12.
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

`
Increasing Usage by Our Existing Customers
Our customer base of approximately 598,000 customers represents a significant opportunity for further consumption of our services. There are substantial opportunities to expand revenue within our large customer base through increased usage of our platform as our customers grow their businesses, adoption of additional product offerings and targeted sales initiatives focused on our larger customers. Our consumption-based pricing model makes it frictionless for customers to increase their usage of our platform as they require more compute and storage as they grow and scale. We have also expanded the breadth of our platform offerings and will continue to do so as we have experienced strong adoption of recently developed products. To accelerate this growth across our larger customers, we have recently complemented our self-service marketing model with internal go-to-market teams that are specifically focused on expanding our business with our larger customers. Our ability to increase the usage of our platform by existing customers will depend on a number of factors, including our customers’ satisfaction with our platform and product offerings, competition, pricing and overall changes in our customers’ spending levels.
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

	Three Months Ended September 30,
	2021	2020
Customers	597,978	559,310
ARPU	$61.97	$48.58
ARR (in millions)	$455	$335
Net dollar retention rate	116%	104%
Capital expenditures as a percentage of revenue	24%	32%
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
Net Dollar Retention Rate
Our ability to maintain long-term revenue growth and achieve profitability is dependent on our ability to retain and grow revenue from our existing customers. We have a history of retaining customers for multiple years and in many cases increasing their spend with us over time. To help us measure our performance in this area, we monitor our net dollar retention rate. We calculate net dollar retention rate monthly by starting with the revenue from the cohort of all customers during the corresponding month 12 months prior, or the Prior Period Revenue. We then calculate the revenue from these same customers as of the current month, or the Current Period Revenue, including any expansion and net of any contraction or attrition from these customers over the last 12 months. The calculation also includes revenue from customers that generated revenue before, but not in, the corresponding month 12 months prior, but subsequently generated revenue in the current month and are therefore reflected in the Current Period Revenue. We include this group of re-engaged customers in this calculation because our customers frequently use our platform for projects that stop and start over time. We then divide the total Current Period Revenue by the total Prior Period Revenue to arrive at the net dollar retention rate for the relevant month. For a quarterly or annual period, the net dollar retention rate is determined as the average monthly net dollar retention rates over such three or 12-month period. Our net dollar retention rate for the three months ended September 30, 2021 includes approximately 3% from re-engaged customers.
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
Non‑GAAP Financial Measures
To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States, or GAAP, we provide investors with non-GAAP financial measures including: (i) adjusted gross profit and adjusted gross margin; (ii) adjusted EBITDA and adjusted EBITDA margin; and (iii) non-GAAP net income (loss) and non-GAAP diluted net income (loss) per share. These measures are presented for supplemental informational purposes only, have limitations as analytical tools and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. Our calculations of each of these measures may differ from the calculations of measures with the same or similar titles by other companies and therefore comparability may be limited. Because of these limitations, when evaluating our performance, you should consider each of these non-GAAP financial measures alongside other financial performance measures, including the most directly comparable financial measure calculated in accordance with GAAP and our other GAAP results. A reconciliation of each of our non-GAAP financial measures to the most directly comparable financial measure calculated in accordance with GAAP is set forth below.
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

`
The following table presents a reconciliation of gross profit, the most directly comparable financial measure stated in accordance with GAAP, to adjusted gross profit, for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Gross profit	$67,922	$44,097	$182,704	$123,912
Adjustments:
Depreciation and amortization	20,838	17,934	60,105	50,846
Stock-based compensation	196	302	797	394
Adjusted gross profit	$88,956	$62,333	$243,606	$175,152
Gross margin	61%	54%	59%	54%
Adjusted gross margin	80%	77%	79%	76%
Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as net loss attributable to common stockholders, adjusted to exclude depreciation and amortization, stock-based compensation, interest expense, income tax expense, loss on extinguishment of debt, restructuring and severance expense, asset impairment, revaluation of warrants, acquisition related costs, a release of a VAT reserve and other charges. We believe that adjusted EBITDA, when taken together with our GAAP financial results, provides meaningful supplemental information regarding our operating performance and facilitates internal comparisons of our historical operating performance on a more consistent basis by excluding certain items that may not be indicative of our business, results of operations or outlook. In particular, we believe that the use of adjusted EBITDA is helpful to our investors as it is a measure used by management in assessing the health of our business, determining incentive compensation, evaluating our operating performance, and for internal planning and forecasting purposes.
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

`
The following table presents a reconciliation of net loss attributable to common stockholders, the most directly comparable financial measure stated in accordance with GAAP, to adjusted EBITDA for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Net loss attributable to common stockholders	$(1,852)	$(10,214)	$(7,378)	$(29,717)

Adjustments:
Depreciation and amortization	$22,382	$19,481	$64,922	$55,203
Stock-based compensation(1)	18,555	12,726	37,380	24,865
Interest expense	186	3,190	2,675	10,485
Income tax (benefit) expense	(145)	(134)	378	865
Loss on extinguishment of debt	—	—	3,435	259
Restructuring and severance(2)	—	254	—	4,176
Asset impairment(3)	212	536	212	1,222
Revaluation of warrants	—	165	(556)	452
Acquisition related costs	280	—	280	—
Release of VAT reserve(4)	(3,188)	—	(3,188)	—
Other(5)	—	416	315	994
Adjusted EBITDA	$36,430	$26,420	$98,475	$68,804
Revenue	$111,428	$81,160	$308,899	$230,863
Adjusted EBITDA margin	33%	33%	32%	30%
___________________
(1)Stock-based compensation for the three and nine months ended September 30, 2020 includes compensation of $10.2 million and $18.3 million, respectively, related to secondary sales of common stock by certain current and former employees. There were no such expenses recorded for the three and nine months ended September 30, 2021.
(2)Consists primarily of expenses related to changes in our senior leadership, sales and infrastructure teams.
(3)Consists of internal-use software impairment charges related to software that is no longer being used.
(4)Resolution of certain tax matters in certain jurisdictions with relevant authorities.
(5)Consists primarily of third-party consulting costs to enhance our finance function.
Non-GAAP net income (loss) and Non-GAAP diluted net income (loss) per share
We define non-GAAP net income (loss) as GAAP net loss, excluding stock-based compensation, amortization of acquired intangibles, acquisition related costs, and a release of a VAT reserve. We define non-GAAP diluted net income (loss) per share as non-GAAP net income (loss) divided by the weighted-average shares including the dilutive effects of our convertible preferred stock, warrants, stock options, RSUs and PRSUs.
We believe non-GAAP net income (loss) per share provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this metric generally eliminates the effects of unusual or non-recurring items from period to period for reasons unrelated to overall operating performance.

`

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
GAAP Net loss attributable to common stockholders	$(1,852)	$(10,214)	$(7,378)	$(29,717)
Stock-based compensation(1)	18,555	12,726	37,380	24,865
Amortization of acquired intangibles	168	76	320	228
Acquisition related costs	280	—	280	—
Release of VAT reserve(2)	(3,188)	—	(3,188)	—
Income tax effects of non-GAAP adjustments(3)	197	37	89	12
Non-GAAP Net income (loss)(4)	$14,160	$2,625	$27,503	$(4,612)
Non-GAAP Diluted net income (loss) per share(4)(5)	$0.12	$0.03	$0.24	$(0.11)
Weighted-average shares used to compute Non-GAAP diluted net income (loss) per share(5)	120,854	90,746	114,815	41,197
___________________
(1)Stock-based compensation for the three and nine months ended September 30, 2020 includes compensation of $10.2 million and $18.3 million, respectively, related to secondary sales of common stock by certain current and former employees. There were no such expenses recorded for the three and nine months ended September 30, 2021.
(2)Resolution of certain tax matters in certain jurisdictions with relevant authorities.
(3)The income tax effects of non-GAAP adjustments are calculated based on the applicable statutory tax rate for the relevant jurisdiction, except for those items which are non-taxable or subject to valuation allowances for which the tax expense (benefit) was calculated at 0%. The tax benefit for amortization is calculated in a similar manner as the tax effects of the non-GAAP adjustments.
(4)Amounts are attributable for both the common and preferred stockholders, treated as one class of stock.
(5)Basic weighted-average shares was used to compute both basic and diluted non-GAAP net loss attributable to common stockholders per share for the nine months ended September 30, 2020.
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

`
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
Income Tax (Benefit) Expense
Income tax (benefit) expense consists primarily of income taxes in certain foreign and state jurisdictions in which we conduct business. We maintain a full valuation allowance on our U.S. federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred assets will not be realized.

`
Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)
Revenue	$111,428	$81,160	$308,899	$230,863
Cost of revenue(1)	43,506	37,063	126,195	106,951
Gross profit	67,922	44,097	182,704	123,912
Operating expenses:
Research and development(1)	29,927	19,706	79,450	54,313
Sales and marketing(1)	13,312	7,700	35,545	24,111
General and administrative(1)	26,354	23,411	68,756	62,917
Total operating expenses	69,593	50,817	183,751	141,341

Loss from operations	(1,671)	(6,720)	(1,047)	(17,429)
Other (income) expense	326	3,628	5,953	11,423
Loss before income taxes	(1,997)	(10,348)	(7,000)	(28,852)
Income tax (benefit) expense	(145)	(134)	378	865
Net loss attributable to common stockholders	$(1,852)	$(10,214)	$(7,378)	$(29,717)
___________________
(1)    Includes stock-based compensation as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue	$196	$302	$797	$394
Research and development	6,099	2,950	13,794	5,983
Sales and marketing	2,582	470	5,621	1,149
General and administrative	9,678	9,004	17,168	17,339
Total	$18,555	$12,726	$37,380	$24,865
Stock-based compensation for the three and nine months ended September 30, 2020 included compensation of $10.2 million and $18.3 million, respectively, related to secondary sales of common stock by certain current and former employees, which is primarily included in General and administrative. There were no such expenses recorded for the three and nine months ended September 30, 2021. See “Comparison of the Three Months Ended September 30, 2021 and 2020—Operating Expenses” and “Comparison of the Nine Months Ended September 30, 2021 and 2020—Operating Expenses” below.

`
The following table sets forth our results of operations as a percentage of revenue for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue	100%	100%	100%	100%
Cost of revenue	39	46	41	46
Gross profit	61	54	59	54
Operating expenses:
Research and development	27	24	26	24
Sales and marketing	12	9	12	10
General and administrative	24	29	22	27
Total operating expenses	63	62	60	61

Loss from operations	(2)	(8)	(1)	(7)
Other (income) expense	—	4	2	5
Loss before income taxes	(2)	(12)	(3)	(12)
Income tax (benefit) expense	—	—	—	—
Net loss attributable to common stockholders	(2)%	(12)%	(3)%	(12)%
Comparison of the Three Months Ended September 30, 2021 and 2020
Revenue

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands)
Revenue	$111,428	$81,160	$30,268	37%
Revenue increased $30.3 million, or 37%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to a 28% increase in ARPU to $61.97 from $48.58 and an increase of approximately 39,000 customers to approximately 598,000. The increase in ARPU was primarily driven by continued adoption of our products by our customers leading to higher average usage on our platform.
Cost of Revenue

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands)
Cost of revenue	$43,506	$37,063	$6,443	17%
Cost of revenue increased $6.4 million, or 17%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to higher co-location costs and depreciation of our network equipment to support the growth in our business.

`
Operating Expenses

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands)
Research and development	$29,927	$19,706	$10,221	52%
Sales and marketing	13,312	7,700	5,612	73
General and administrative	26,354	23,411	2,943	13
Total operating expenses	$69,593	$50,817	$18,776	37%
Research and development expenses increased $10.2 million, or 52%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to higher personnel costs, stock-based compensation and increases in professional service fees.
Sales and marketing expenses increased $5.6 million, or 73%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to an increase in advertising costs, stock-based compensation, personnel costs, and professional service fees.
General and administrative expenses increased $2.9 million, or 13%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to higher stock-based compensation and personnel costs, and increases in payment processing fees, insurance and acquisition related costs, partially offset by a release of a VAT reserve.
Other (Income) Expense

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands)
Other (income) expense	$326	$3,628	$(3,302)	(91)%
Other (income) expense decreased $3.3 million, or 91%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to lower interest expense due to the payoff of the term loan and notes payable in the first quarter of 2021.
Income Tax Benefit

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands)
Income tax benefit	$(145)	$(134)	$(11)	8%
Income tax benefit was flat for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.
Comparison of the Nine Months Ended September 30, 2021 and 2020
Revenue

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands)
Revenue	$308,899	$230,863	$78,036	34%
Revenue increased $78.0 million, or 34%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to a 24% increase in ARPU to $57.95 from $46.58 and an increase of approximately 39,000 customers to approximately 598,000. The increase in ARPU was primarily driven by continued adoption of our products by our customers leading to higher average usage on our platform.

`
Cost of Revenue

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands)
Cost of revenue	$126,195	$106,951	$19,244	18%
Cost of revenue increased $19.2 million, or 18%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to higher co-location costs and depreciation of our network equipment to support the growth in our business, as well as an increase in revenue share in our Managed Database product.
Operating Expenses

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands)
Research and development	$79,450	$54,313	$25,137	46%
Sales and marketing	35,545	24,111	11,434	47
General and administrative	68,756	62,917	5,839	9
Total operating expenses	$183,751	$141,341	$42,410	30%
Research and development expenses increased $25.1 million, or 46%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to higher personnel costs and stock-based compensation.
Sales and marketing expenses increased $11.4 million, or 47%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to an increase in advertising costs, stock-based compensation and personnel costs, partially offset by lower restructuring and severance costs.
General and administrative expenses increased $5.8 million, or 9%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to higher personnel costs, and increases in payment processing fees, insurance and acquisition related costs, partially offset by a decrease in bad debt expense.
Other (Income) Expense

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands)
Other (income) expense	$5,953	$11,423	$(5,470)	(48)%
Other (income) expense decreased $5.5 million, or 48%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to lower interest expense due to the payoff of the term loan and notes payable in the first quarter of 2021.
Income Tax Expense

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands)
Income tax expense	$378	$865	$(487)	(56)%
Income tax expense decreased $0.5 million, or (56)%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to income taxes related to international jurisdictions in which we conduct business.

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
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(In thousands)	2021	2020
Net cash provided by operating activities	$100,376	$40,147
Net cash used in investing activities	(81,204)	(85,084)
Net cash provided by financing activities	470,267	132,702
Net increase in cash and cash equivalent	489,439	87,765
Operating Activities
Our largest source of operating cash is cash collections from sales to our customers. Our primary uses of cash from operating activities are for personnel costs, data center co-location expenses, marketing expenses, payment processing fees, bandwidth and connectivity, server maintenance and software licensing fees. For the nine months ended September 30, 2021, we generated positive cash flows through our public offering of securities. For the nine months ended September 30, 2020, we generated positive cash flows through net proceeds from borrowings under our Credit Facility and our Series C preferred stock offering.
Net cash provided by operating activities was $100.4 million and $40.1 million for the nine months ended September 30, 2021 and 2020, respectively, primarily driven by an increase in cash collections from higher revenues offset by an increase in cash expenses from personnel related costs.
Investing Activities
Net cash used in investing activities decreased from $85.1 million for the nine months ended September 30, 2020 to $81.2 million for the nine months ended September 30, 2021 primarily as a result of decreases in capitalization of internal-use software development costs and capital expenditures for property and equipment, partially offset by cash paid for acquisition of businesses, net of cash acquired.
Financing Activities
Net cash provided by financing activities of $470.3 million for the nine months ended September 30, 2021 was primarily due to net proceeds from our IPO of $723.1 million, partially offset by repayments on the Credit Facility and notes payable of $259.7 million.
Net cash provided by financing activities of $132.7 million for the nine months ended September 30, 2020 was primarily due to $76.3 million in net additional borrowings under the Term Loan and Credit Facility, $49.8 million from our Series C preferred stock offering and $7.8 million of proceeds from third-party equipment financings, partially offset by $8.3 million in repayment of notes payable associated with financed equipment purchases.
Contractual Obligations and Commitments
During the three months ended March 31, 2021, we paid the remaining obligations on the Credit Facility and all outstanding notes payable. With the exception of the aforementioned debt repayment, there have been no material changes

`
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

`
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
Our revenue was $111.4 million and $81.2 million for the three months ended September 30, 2021 and 2020, respectively, and $308.9 million and $230.9 million, respectively, for the nine months ended September 30, 2021 and 2020. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, our revenue growth rate may decline in the future as a result of a

`
variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
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
We have incurred significant losses since inception. We generated net loss attributable to common stockholders of $1.9 million and $10.2 million for the three months ended September 30, 2021 and 2020, respectively, and $7.4 million and $29.7 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $174.4 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses will increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.
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
Our platform and products involve the storage and transmission of data, including personally identifiable information, and security breaches or unauthorized access to our platform and products could result in the loss of our or our customers’ or users’ data, litigation, indemnity obligations, fines, penalties, disputes, investigations and other liabilities. Our platform, systems, networks and physical facilities, and those of our vendors, have been in the past and may continue to be in the future breached, and sensitive and proprietary data may have been and could be otherwise compromised. We may also be impacted by and the target of cyber-attacks by third parties seeking unauthorized access to our or our customers’ or users’ sensitive or proprietary data or to disrupt our ability to provide our services. While we have taken steps to protect the confidential and personal information that we have access to, our security measures or those of our third-party service providers that store or otherwise process certain of our and our customers’ or users’ data on our behalf could be breached or we could suffer a loss of our or our customers’ or users’ data. Our ability to monitor our third-party service providers’ data security is limited. Cyber-attacks, computer malware, viruses, supply chain attacks, social engineering (including spear phishing and ransomware attacks), and general hacking have become more prevalent in our industry, particularly against cloud services. In addition, errors due to the action or inaction of our employees, contractors, or others with authorized access to our network could lead to a variety of security incidents. Further, we do not directly

`
control content that our customers or users store, use, or access in our products. If our customers or users use our products for the transmission or storage of personally identifiable information and our security measures are or are believed to have been breached as a result of third party action, employee error, malfeasance or otherwise, our reputation could be damaged, our business may suffer, and we could incur significant liability. In addition, our remediation efforts may not be successful.
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

`
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
We have registered all of the shares of common stock issuable upon the exercise of outstanding options, the settlement of outstanding RSUs, PRSUs, MRSUs or other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised or such RSUs, PRSUs, or MRSUs are settled, subject to compliance with applicable securities laws.
Further, as of September 30, 2021, holders of a substantial number of shares of our capital stock have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
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

`
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

`
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

`
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Equity Securities
In July 2021, we issued 232,520 shares of our common stock to an accredited investor upon the net exercise of warrants to purchase 241,964 shares of our common stock.
In September 2021, we issued an aggregate of 636,994 shares of common stock to 12 accredited investors in connection with the acquisition of a company pursuant to an agreement and plan of reorganization.
None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. The offers, sales and issuances of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and Regulation D or Regulation S promulgated thereunder). The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed on the share certificates issued in these transactions.
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
32.1*
Certifications of Yancey Spruill, Chief Executive Officer, and William Sorenson, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

Date:	November 5, 2021	By:	/s/ Yancey Spruill
Yancey Spruill
Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2021	By:	/s/ William Sorenson
William Sorenson
Chief Financial Officer
(Principal Financial and Accounting Officer)