Form 10-K
period 2021-12-31
DigitalOcean Holdings, Inc.
filed 2022-02-25
CIK 1582961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number: 001-40252
DigitalOcean Holdings, Inc.
(Exact name of registrant as specified in its charter)
        Delaware                            45-5207470
(    State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)
    101 6th Avenue, New York, New York    10013
(Address of principal executive offices)    (Zip Code)
Registrant’s telephone number, including area code: (646) 827-4366
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.000025 per share	DOCN	The New York Stock Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☒ No
The aggregate market value of the registrant’s common stock held by non-affiliates, based on the closing price of the registrant’s common stock on the New York Stock Exchange on June 30, 2021 (the last business day of the registrant’s second fiscal quarter), was approximately $2.82 billion.
As of February 15, 2022, the registrant had 107,613,252 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

GENERAL
Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “DigitalOcean,” the “company,” “we,” “our,” “us” or similar terms refer to DigitalOcean Holdings, Inc. and its consolidated subsidiaries.
TRADEMARKS
“DigitalOcean®”, “Droplet®” and our other registered and common law trade names, trademarks and service marks are the property of DigitalOcean. Other trade names, trademarks and service marks used in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, the trademarks and trade names contained herein may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert their rights thereto.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10-K. And while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.
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
MARKET, INDUSTRY AND OTHER DATA
This Annual Report on Form 10-K contains statistical data, estimates and forecasts, including related to our market opportunity, that are based on independent industry publications and other publicly available information, as well as other information based on our internal sources. This information involves many assumptions and limitations, and you are cautioned not to give undue weight to these estimates. We have not independently verified the accuracy or completeness of the data contained in these industry publications and other publicly available information. Further, while we believe our internal research is reliable, such research has not been verified by any third party. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements,” that could cause results to differ materially from those expressed in these publications and other publicly available information.
Certain information in the text of this Annual Report on Form 10-K is contained in independent industry publications. None of the industry publications referred to herein were prepared on our or on our affiliates’ behalf or at our expense. The source of these independent industry publications is provided below:
•IDC: Public Cloud Services Spending Guide (Jan. 2022)
•IDC: Understanding the Significance of the Worldwide Developer Forecast, 2020-2025 (March 2021)

PART I
ITEM 1. BUSINESS
Overview
Our mission is to simplify cloud computing so that developers and businesses can spend more time building software that changes the world.
DigitalOcean is a leading cloud computing platform offering on-demand infrastructure and platform tools for developers, start-ups and small and medium-sized businesses, or SMBs. We were founded with the guiding principle that the transformative benefits of the cloud should be easy to leverage, broadly accessible, reliable and affordable. Our platform simplifies cloud computing, enabling our customers to rapidly accelerate innovation and increase their productivity and agility. As of December 31, 2021, we had approximately 609,000 individual and business customers using our platform to build, deploy and scale software applications. Our users include software engineers, researchers, data scientists, system administrators, students and hobbyists. Our customers use our platform across numerous industry verticals and for a wide range of use cases, such as web and mobile applications, website hosting, e-commerce, media and gaming, personal web projects, and managed services, among many others. We believe that our focus on simplicity, community, open source and customer support are the four key differentiators of our business, driving a broad range of customers around the world to build their applications on our platform.
Cloud computing is revolutionizing how companies across the globe develop and deploy applications. The cloud offers lower upfront cost and superior flexibility, extensibility and scalability as compared to on-premise software development environments. These benefits are especially valuable for start-ups and SMBs, as they typically have more limited financial resources, operational expertise and IT personnel. As software and cloud-based technologies have become essential across industries and businesses of all sizes, the number of software developers and their strategic importance to organizations are both increasing significantly. According to IDC, the number of developers globally was 26.2 million in 2020 and is expected to grow to 43.2 million by 2025.
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
The global developer and open source communities are fundamental to our business, and a key source of ideas and innovations that support our sustained growth. Our developer-centric approach has helped us foster a large and loyal following. We attract approximately 6 million monthly unique visitors to our websites, host what we believe is the largest hackathon in the world, and offer a comprehensive library of high-quality technical tutorials and community-generated questions and answers. Developers and SMBs especially value open source technology as it allows them greater choice, affordability and flexibility, and our platform is designed to take advantage of open source technology to provide our customers with a much more efficient way to work. Our participation in and support of the open source community further enhance the attractiveness, depth and scalability of our offering.
Our customers depend on us for their critical business needs, and we are passionate about providing superior 24x7 customer support to all of our customers, regardless of size. We believe our customer support, coupled with our easy-to-use self-help resources and active developer community, has created tremendous brand loyalty amongst our growing customer base. Our customers become great advocates for DigitalOcean and are a common source of new customer referrals.
We have a highly efficient self-service customer acquisition model, which we complement with a targeted sales force focused on inside sales, outside sales and partnership opportunities to drive revenue growth. Our sales and marketing expense as a percentage of revenue was approximately 12%, 11% and 12% in 2021, 2020 and 2019, respectively. The efficiency of our go-to-market model and our focus on the needs of the individual and SMB markets have helped us build a global customer base that continues to grow. We had approximately 609,000 customers as of December 31, 2021, up from approximately 573,000 as of December 31, 2020 and 543,000 as of December 31, 2019. We have a growing number of customers with higher spending levels, and these larger customers are expanding their business with us at a faster rate than our overall customer base. We had approximately 99,000 customers paying more than $50 per month as of December 31, 2021, up from approximately 80,000 as of December 31, 2020 and 68,000 as of December 31, 2019. Our customers are spread across over 185 countries, and around two-thirds of our revenue has historically come from customers located outside the United States. Revenue from customers paying more than $50 per month as a percentage of total revenue grew from 74% in 2019 to 78% in 2020 to 82% in 2021. Our average revenue per customer (which we refer to as ARPU) has increased significantly, from $40.16 in 2019 to $47.78 in 2020 to $59.96 in 2021. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” for additional information.
Our Solution
DigitalOcean was founded with the guiding principle that the transformative benefits of the cloud should be easy to leverage, broadly accessible, reliable and affordable. We pioneered the developer cloud platform to simplify cloud computing, enabling developers and developer teams to quickly deploy and scale applications, collaborate efficiently and improve business performance. Empowered by an easy-to-use self-service model, intuitive control panel and highly predictable pricing, our customers are able to rapidly accelerate innovation and increase their productivity and agility.
•Simple and Intuitive. Our platform is engineered to take a user from inquiry to deployment within minutes, without any specialized training or heavy implementation. We abstract away the complexity that is generally found across legacy cloud providers to provide a compelling, intuitive interface with click-and-go options. Our platform provides users with a deployment interface that is comparable to interfaces provided by consumer internet leaders and is designed to minimize the number of steps to deployment.
•Designed by Developers for Developers. Our platform was built with a developer-first mentality and is designed for a wide range of use cases, such as web and mobile applications, website hosting, e-commerce, media and gaming, personal web projects, and managed services, among many others. Our innovative cloud platform is designed to eliminate the complexity and obstacles associated with deploying in and managing the cloud. Simplicity starts with our Droplets, which have revolutionized the way developers and teams deploy in the cloud. Droplets are our virtual machines that can be spun up in less than a minute, enabling developers to spend less time managing infrastructure and more time innovating.
•Built to Help Businesses Scale. Our highly-curated set of solutions, including compute, storage and networking offerings, managed databases and developer and management tools, are all designed to address the needs of start-ups and SMBs as they scale their businesses and require more cloud capabilities. Our managed services, including our Managed Database, Managed Kubernetes and App Platform services, are specifically focused on enabling our SMB customers—regardless of business type or geography—to scale their operations on our platform.
•Open Source. Our participation in and support of the open source software community enhances the attractiveness, depth and scalability of our offering. It increases the transparency of our technology and allows our customers to more efficiently write their own integrations. We give back to the community by sponsoring projects to create content and tools that help developers build great software and hosting events that are focused on driving the growth of open source, such as our Hacktoberfest, which we believe is the largest hackathon in the world.
•Differentiated Customer Support. We offer expert 24x7 technical support and customer service, with support staff spanning various time zones to ensure our customers quickly achieve their objectives and overcome challenges. Developers and engineers are a key part of our customer support team, and our technical support is—and always has been—available free of charge to all customers. Customers cite our attentive support as a key driver of their decision to start and grow their businesses on our platform.
•Broad-Based Community Ecosystem. We have built one of the world’s largest developer learning communities, with more than 6,000 high-quality developer tutorials and approximately 30,000 community-generated questions & answers. The strength and continued growth of our community ecosystem, which is managed by our internal developer relations and editorial teams, is predicated on differentiated content on our community education website, which attracts approximately 3.5 million monthly unique visitors. As our community grows and generates more valuable content for our platform, we are able to attract more users, which ultimately increases our customer base and reinforces our highly efficient self-service model.
•Transparent and Predictable Pricing. Our approach to billing and pricing is simple, intuitive and transparent. Our pricing is consumption-based and renewable monthly, making it easy for our customers to optimize their deployments. We provide detailed monthly invoices, irrespective of the customer’s size or number of products purchased, making it easy to track usage on an ongoing basis. We enable our customers to completely control their spending and ensure there are no hidden charges that appear at the end of the month. Like everything we do, we approach billing with a customer-first focus, enabling our customers to spend more time developing and deploying innovative applications rather than interpreting and navigating convoluted invoices.
•Security and Data Protection. Maintaining the security and integrity of our platform is a critical focus for us, as well as for our customers who rely on us for their critical business needs. We invest significantly in securing the computing infrastructure foundation upon which our customers build and scale their projects. We remove the complexity of securing infrastructure for our customers and make it simple for them to build the security layers required for their use cases. We are also committed to customer data privacy and utilize best-in-class access, encryption and data protection technologies and processes.
•Built for Collaboration. Our platform enables secure and efficient collaboration across developer teams to manage and scale infrastructure and applications. We support thousands of developer teams on our platform and provide them with easy-to-use tools to better manage their workflows.
Key Benefits to Our Customers
Our solution is designed to empower our target customers with best-in-class cloud technologies, while supporting them with superior customer service. This customer-centric focus underpins our mission of simplifying cloud computing so developers and businesses can spend more time building software that changes the world. For our customers, the key benefits of our solution include:
•Accelerating innovation by leveraging the full power of the cloud
•Making it simple to build, deploy and scale applications
•Achieving rapid time-to-value with a reliable, highly-performant and cost-effective platform
•Spending less time managing infrastructure and more time on higher value tasks that drive the growth and success of their businesses
•Superior customer support that is free to all customers
•A highly-reliable, scalable and secure platform
Our Market Opportunity
The Infrastructure-as-a-Service (IaaS) and Platform-as-a-Service (PaaS) markets are two of the largest and fastest growing markets across all industries. According to IDC, the worldwide IaaS and PaaS markets for individuals and companies with less than 500 employees are estimated to be approximately $72.0 billion in the aggregate in 2022. The 2022 IaaS market, which is comprised of compute, storage and networking, is estimated to be $47.0 billion. The 2022 PaaS market, which includes database management systems, application platforms and other platform services, is estimated to be $25.0 billion. According to IDC, these combined IaaS and PaaS markets are expected to grow to $144.6 billion in 2025, representing a 27% compound annual growth rate.
We believe the individual developer, start-up and SMB markets are underserved, and we expect our massive addressable market to continue to grow rapidly. The key drivers of this growth come from the increasing technological innovation which drives cloud adoption combined with the growing number of developers and SMBs worldwide. According to IDC, the global developer population is expected to grow from 26.2 million in 2020 to 43.2 million by 2025.
Our Growth Strategies
We are driving significant growth by executing on the following key strategies:
•Growing Our Customer Base. We believe there is a substantial opportunity to further expand our customer base. We have historically attracted customers by offering a low-friction, self-service cloud platform combined with a highly-efficient self-service marketing model. We are investing in strategies that we believe will continue to drive new customer adoption, especially among SMB customers, including new marketing initiatives that further optimize our self-service revenue funnel and targeted expansion of our sales teams, including in select international locations.

•Increasing Usage by Our Existing Customers. Our customer base of approximately 609,000 customers represents a significant opportunity for further sales expansion through increased usage of our platform and adoption of additional product offerings. Our ARPU, which in part reflects increased usage by our existing customers, has increased significantly in recent years, from $40.16 in 2019 to $47.78 in 2020 to $59.96 in 2021. We expect to continue to increase our ARPU through the introduction of new products tailored to our customer base and an expanded go-to-market initiative focused on larger customers and specific use cases, both of which will drive enhanced usage of our platform and product offerings by our existing customers.
•Investing in Our Platform and Product Offerings. We have a history of, and will continue to invest significantly in, delivering innovative products, features and functionality targeted at our core customer base. We believe the market opportunity for serving developers, start-ups and SMBs is very large and goes far beyond providing the core IaaS services of compute, storage and networking. We have successfully attracted new customers to our platform and driven expansion with existing customers through new product launches, such as our Managed Kubernetes offering in 2018, our Managed Database offering in 2019, our App Platform service in 2020 and our Premium Droplet offering in 2021.
•Augmenting Our Platform through Opportunistic Strategic Acquisitions. We believe that strategic partnerships and acquisitions will allow us to accelerate our key platform, product and marketing initiatives. For example, we acquired Nimbella in the third quarter of 2021, which added a serverless compute offering to our suite of products, and we believe that additional acquisition opportunities will supplement our organic growth strategy. Likewise, we believe that strategic opportunities provide an attractive avenue to expand our product portfolio and customer base. In 2021, we launched DigitalOcean Managed MongoDB, a new, fully-managed database as a service offering in partnership with MongoDB. We intend to actively pursue both strategic partnerships and acquisitions that we believe will be complementary to our business, accelerate customer acquisition, increase usage of our platform and/or expand our product offerings in our core markets.
•Growing and Engaging Our Community. Approximately 6 million unique visitors interact with our websites, including our developer community, each month to learn, share and educate others. We are committed to supporting and expanding this community of innovators and technologists through high-quality content and expanded developer-focused programs and events around the world. We had approximately 140,000 participants in our Hacktoberfest event in 2021. In April 2020, we established our Hollie’s Hub For Good initiative, to provide infrastructure credits to non-profit companies that need resources to pursue charitable and philanthropic ambitions. Supporting and educating the developer community is one of our core values, but it also drives brand loyalty, expands our customer base and drives increased adoption of our products.
Our Platform and Product Offerings
We have designed our global cloud platform to ensure a simple, reliable and affordable cloud computing experience for our customer base of individual developers, start-ups and SMBs. This entails maintaining a high-performance global infrastructure, offering a highly curated set of solutions and providing a superior customer experience. The combination of these three elements enables our customers to focus their time and attention on building and running their applications or businesses rather than managing the underlying infrastructure.

Our Global Infrastructure & Technology Network
Our global infrastructure and technology network, built on the foundation of open source scalable cloud-native technologies, allows us to deliver an exceptional developer experience and suite of infrastructure and software solutions to our approximately 609,000 customers spread across the globe. Our infrastructure is offered to our customers across 14 data centers worldwide that are connected by a high-speed private backbone, enabling our customers to deploy their solutions across eight different geographic regions. We lease data centers in the New York City and San Francisco metropolitan areas, as well as in India, Germany, the United Kingdom, Canada, the Netherlands and Singapore. These site locations were selected for their close proximity to key customer markets and allow access to global internet exchange points to provide consistent low-latency connectivity to large end-user networks. This allows our customers to choose where best to deploy the solution to optimize performance and minimize latency for their users. We lease data center space from leading providers to provide us the flexibility to quickly enter new markets and align our global footprint with our go-to-market strategy.
We work closely with hardware manufacturers when designing our server platforms to continue to reduce acquisitions costs while at the same time optimizing reliability and performance for our customers. Our hardware engineering team works closely with CPU manufacturers to align our long-term server strategy to future technology advancements. We staff our data center operations team to ensure that we can provide the physical security, reliability and availability necessary for our customers—and that team additionally manages the physical server capacity to ensure that we are able to meet our customers’ demands. Our network engineering team manages the global backbone to ensure that we are making the best connectivity peering agreements to get customer traffic to the destination via the best available path. Our operations team actively monitors the cloud environment, responding to network incidents to ensure that customer impact is minimized and service availability is managed.
We focus heavily on securing our network, products and customer data from potential security threats with a dedicated team of security professionals. We continually monitor our infrastructure network for vulnerabilities and risk through our security observability platform. The backend components of our network have been built with a view towards security using layers of multi-factor authentication, authorization and role-based access and are monitored for abnormal behaviors or intrusions. Security architecture and design is embedded in our product development lifecycle, and we continually test our products and infrastructure for security flaws. In addition, we apply rigorous privacy standards to all the customer data we protect in accordance with applicable privacy laws and best practices. We have put measures in place to collect personal data only to the extent necessary to service our customers and we protect customer content data through limited access.
In combination, our infrastructure and network provide our customers with a reliable, highly-performant and cost-effective platform to confidently build, deploy and scale their optimal solution, from single node based applications to globally distributed systems.
Our Product Portfolio
We provide a variety of cloud products and services that are specifically designed to address the needs of individual developers, start-ups and SMBs. We listen carefully to our customers’ feedback so we understand what they want and need to simplify cloud computing for them. Our goal is to address the core needs of this underserved customer base instead of offering thousands of complex products and services that are more suited to large enterprise companies or companies looking to move from an on-premise environment to the cloud. This focus has allowed us to expand our ARPU, especially among our larger customers, while maintaining very attractive customer retention metrics.
Our initial product, launched in 2012, was the Droplet, a virtual machine that provides flexibility to build, test, secure and grow customers’ applications from start-up to scale. Since then, we have successfully launched many new products, which honor our commitment to always provide a simple, reliable and affordable experience for our core customer base. We have expanded our product portfolio with product innovations such as Dedicated Droplets, Premium Droplets, Spaces, Managed Kubernetes, Managed Databases and App Platform, which have proven our ability to successfully launch many new products to market and serve our customers’ needs. We have developed a product roadmap that will expand our managed and software offerings and enhance our ability to offer secure, scalable and reliable solutions for customers to grow their applications or businesses.
Compute Offerings. Our compute offerings provide “simplicity with choice” so that developers can build and release scalable applications faster in the cloud. We provide flexible server configurations sized for any application, attractive price-to-performance and highly predictable pricing that is the same across regions and usage volumes. Our current compute offerings include:
•Droplets (Virtual Machines): Developers can spin up the virtual machine of their choice in under a minute. We offer basic Droplets and Dedicated Droplets, such as general purpose, CPU-optimized, memory-optimized or storage-optimized configurations, which provide flexibility to build, test, secure and grow any application from start-up to scale. In 2021, we began offering Premium Droplets, which provide enhanced speed and memory performance, while maintaining our commitment to simplicity.
While developers love simplicity, they also value choice. With our product portfolio, we strive to give our customers the optionality they desire. Droplets provide developers with full control over their infrastructure, and with our new compute offerings, we manage the infrastructure for them, such as Managed Kubernetes and App Platform.
•Managed Kubernetes and Container Registry: In late 2018, we launched our easy-to-use Managed Kubernetes service that provides scalability and portability for cloud-native applications. Customers can get started at just $10 per month and scale-up and save with our free control plane and inexpensive bandwidth. Our Managed Container Registry offering lets customers easily store and manage private container images for rapid deployment to our Managed Kubernetes service.

•App Platform: App Platform, launched in October 2020, is a PaaS offering that allows customers to build, deploy and scale applications quickly using a simple, fully-managed solution. We handle the infrastructure, application runtimes and dependencies so that developers can push code to production in just a few clicks, enabling them to deliver applications to market faster and on a global scale.
•Serverless: In September 2021, we acquired Nimbella, a serverless platform provider. Serverless computing has become a popular trend in cloud application development because it allows for freedom from server management and the ability to pay only for what you use. We intend to leverage our App Platform product to launch an integrated serverless compute offering in 2022, which will simplify the cloud programming experience and help developers and SMBs focus more on application development and business outcomes and less on managing the underlying infrastructure.
Storage Offerings. Our storage solutions allow our customers to store and quickly access any amount of data reliably in the cloud. We offer several kinds of storage offerings, depending on the customer’s needs, including:
•Spaces (Object Storage): Our object storage with a built-in content delivery network (CDN) makes scaling easy, reliable and affordable. Our simple and predictable pricing makes this offering very attractive compared to established public cloud providers.
•Volumes (Block Storage): Our block storage product allows customers to add more storage space and mix and match compute and storage to suit their database, file storage, application, service, mobile and backup needs. This provides supplemental storage beyond the generous local solid-state drive (SSD) offered with our compute offerings.
•Backups: Our automatically-created disk images of Droplets provide peace of mind and a sense of security to our customers. Our Backups offering allows weekly system-level backups, providing our customers with the ability to revert to an older state or create new Droplets.
Networking Offerings. We provide a suite of networking capabilities to secure and control the traffic to our customers’ applications. Data transfer costs can quickly become a major expense for the developer of any reasonably complex cloud application. At DigitalOcean, we provide a generous amount of bandwidth with each successive Droplet purchase. This bandwidth is pooled for the customer’s account and shared by all applications or resources running in their account, which we believe is a key differentiator for us in the marketplace. Our key networking product offerings include:
•Cloud Firewalls: Software service that allows customers to quickly secure their infrastructure from common vulnerabilities and define what services are visible on their infrastructure. Cloud Firewalls are free to our customers and are used for staging and production deployments of software.
•Managed Load Balancers: Software service that allows customers to load balance traffic to their software applications located on multiple Droplets, enabling them to scale their applications and improve availability, security and performance across their infrastructure in a few clicks with affordable pricing. In late 2020, we launched a new version of this product that targets customers with larger-scale applications.
•Virtual Private Cloud (VPC): Private network interface for DigitalOcean resources collections. VPC networks provide a more secure connection between resources because the network is inaccessible from the public internet and other VPC networks, enabling our customers to manage their information and data traffic between applications without exposure to the public internet. Unlike many cloud providers, VPCs, including floating IP addresses, are available at no additional cost to our customers.
Managed Databases. In 2019, we launched our Managed Database solution, which provides a fully-managed database. Managed Databases provide our customers with the application performance they need without the operational demands that come with building and running a database server. We currently offer managed offerings for relational databases (SQL) such as PostgreSQL & MySQL, as well as in-memory key-value data structure stores such as Redis. In addition, we offer DigitalOcean Managed MongoDB, a fully-managed database as a service offering in partnership with MongoDB.
The Developer Experience
We believe that providing a differentiated developer experience is a critical element of our success. To ensure a positive developer experience, we provide rich content resources focused on optimizing cloud usage, a powerful and easy-to-use interface, and a variety of technology tools. This enables our customers to get started on DigitalOcean very quickly and easily and seamlessly expand their usage of our products and services as their needs evolve and scale. We believe this focus on helping our customers onboard and better utilize our products and services builds brand loyalty and generates referrals by our customers who are strong advocates for DigitalOcean around the world.
Our community education website contains thousands of detailed, high-quality technical tutorials written, edited and/or updated by our editorial team. These tutorials cover a wide range of topics relevant to developers, including programming how-tos for specific technical hurdles and guidance on the latest techniques to secure their computing environment.
Our easy-to-use user interface enables customers to be up and running in the cloud in as little as three clicks and in less than a minute. We utilize intuitive application programming interfaces (APIs), command line interface (CLI) and plugins/integrations which automate interactions with our cloud platform. This allows customers to use popular tools like terraform to automate infrastructure as code to provision and manage their DigitalOcean deployments. All DigitalOcean products come with detailed product and technical documentation to help our customers deploy to our cloud platform more quickly.
We provide management and collaboration tools to enable our customers to monitor and manage both their software and their team. We currently offer these tools free of charge to our customers as it drives brand loyalty and customer retention across our customer base. Our management and collaboration products include:
•Insights for Monitoring: Provides a turnkey visibility solution to seamless infrastructure monitoring. Customers can collect metrics to monitor Droplet performance and can receive alerts if infrastructure issues arise—with no configuration required.
•Projects: Allows our customers to organize their DigitalOcean resources (including Droplets, Spaces and Managed Load Balancers) into groups that fit the way they work. Customers can create projects that align with the applications, environments and clients they host on DigitalOcean.
•Teams: Allows customers to securely and efficiently collaborate on projects with unlimited users, two-factor authentication and a single bill for all projects.
We operate the DigitalOcean Marketplace, a platform where developers can find pre-configured applications and solutions quickly. Our Marketplace contains highly curated everyday applications and cutting-edge technologies, providing customers access to the most efficient tools to build their businesses while removing the time and expense of research, configuration and manual setup. We work closely with partners to deliver a truly seamless experience for customers, creating the ability for developers to deploy thoroughly tested app environments with the click of a button on Droplets and Kubernetes clusters. More than 200 preconfigured one-click applications are available in the Marketplace, including WordPress, LAMP, Docker, Grafana, and Plesk, among others.
Our Customers
DigitalOcean was founded to meet the needs of the overlooked developer audience that works independently, at start-ups and within SMBs. Our customer base is incredibly diverse and includes:
•Individuals running their personal web projects and learning cloud computing and modern technologies, whether it be programming languages, application frameworks or open source technologies
•Start-ups and SMBs creating SaaS applications across numerous industry verticals, including education, finance, advertising, e-commerce, media, gaming and many more
•Start-ups and SMBs providing customer relationship management (CRM) products, developer tools, API services and technology products and services
•Managed hosting companies providing value-added services on top of our platform to their customers, including maintenance and control of servers, managing websites and operating content management systems (CMS)
•Web development agencies building custom websites and projects for their clients
Since DigitalOcean provides products across the spectrum—from infrastructure to fully-managed PaaS—we are able to serve users of all technical skill levels, including system administrators, backend developers, frontend developers and DevOps practitioners, among others. Increasingly we are also seeing a trend where people without a traditional software development background are able to utilize our services for compute intensive workloads such as data analytics, video conferencing systems, and popular online gaming servers. Additionally, our marketplace offers a rich set of pre-

configured applications that allow non-developers to simply start using popular open source software without worrying about infrastructure configuration.
Our customers are spread across over 185 countries, and around two-thirds of our revenue came from customers located outside the United States in 2021.
We have been very successful in increasing our customer base and ARPU as we expand our product portfolio and optimize our sales, marketing and customer success and support initiatives. We had approximately 609,000 customers as of December 31, 2021, up from approximately 573,000 as of December 31, 2020 and 543,000 as of December 31, 2019. We had approximately 99,000 customers paying more than $50 per month as of December 31, 2021, up from approximately 80,000 as of December 31, 2020 and 68,000 as of December 31, 2019. Our ARPU has increased significantly, from $40.16 in 2019 to $47.78 in 2020 to $59.96 in 2021.
We have no material customer concentration, as our top 25 customers made up 10%, 9% and 10% of our revenue in 2021, 2020 and 2019, respectively.
Our Community
We focus heavily on building a large highly engaged community that can connect and educate developers across the globe. Our developer community enables students, hobbyists and experienced developers alike the tools to learn new skills and technologies and create and deliver new applications.
The DigitalOcean community is based on forging genuine relationships through a series of meaningful and memorable interactions. We foster our community through numerous initiatives, and believe these initiatives drive brand loyalty amongst a fast-growing developer community. We also believe that our focus on community engagement spurs our community followers to become advocates for us and our platform.
Our community efforts are focused on educating, engaging and connecting the global developer and entrepreneurial communities, and can be grouped into three key categories:
•Education: We operate a community education website which has grown significantly over the past few years, and attracts approximately 3.5 million monthly unique visitors. We offer more than 6,000 high-quality technical tutorials and a forum with approximately 30,000 questions and answers that guide developers in creating and delivering modern applications—not just focused on DigitalOcean products and services, but relevant to any cloud service. Our approach of giving back to the community “more than you receive” helps drive strong brand loyalty for DigitalOcean across the global developer community.
•Events & Sponsorships: We support community learning, networking and interaction via targeted industry and customer events, as well as well as technical talks, regional events (which we call Tide conferences) and a virtual 24-hour conference (which we call Deploy). We have hosted Tide conferences in the U.S, India and Europe over the past several years and our third Deploy conference was held virtually in November 2021. In addition to these events, we honor and strengthen our commitment to the open source community via sponsorships that empower aspiring and evolving developers. Each year we host Hacktoberfest, which we believe is the largest hackathon in the world, with approximately 140,000 developers participating in 2021. We distribute our regular Currents market surveys to anyone who seeks market research trends about cloud and open source developments, whether they are a DigitalOcean customer or not.
•Start-up Enablement: We also support entrepreneurs and start-ups more directly as they begin their journey. We operate the “Hatch by DigitalOcean” program, which furnishes high-potential start-ups with a robust set of benefits to help them succeed. We partner with some of the most prominent start-up incubators in the world and also accept direct applications to the Hatch program. The benefits we provide our Hatch companies include free infrastructure products and services, free technical support, and membership in our Hatch community that allows founders to collaborate and share learnings. Many of our Hatch participants graduate from the program and become loyal DigitalOcean customers.
Marketing and Sales
Our marketing and sales teams work together closely to drive awareness and adoption of our platform, accelerate customer acquisition and expand our revenue from existing customers. We believe we have built an incredibly efficient customer acquisition and expansion model. For the years ended December 31, 2021, 2020 and 2019, our sales and marketing expense was approximately 12%, 11% and 12% of our revenue, respectively.

We have historically generated almost all of our revenue from our efficient self-service marketing model, which enables customers to get started on our platform very quickly and without the need for assistance. We focus heavily on enabling a self-service, low-friction model that makes it easy for users to try, adopt and use our products. By reducing the friction that typically accompanies the purchase of business software and eliminating the need for complicated and costly implementation and training, we have grown our customer base while avoiding the expensive customer acquisition costs typical of high-touch enterprise sales models.
Our approach focuses on the self-service revenue funnel where we attract, convert and retain customers. By creating an intentional marketing experience for a prospect to travel through different stages of the funnel, we are able to anticipate their needs in real-time at each step. We attract visitors to our website through a combination of high-quality content, developer outreach and highly-targeted paid demand generation campaigns. We monitor and measure monthly unique visitors to our website based on the number of devices, such as a browser or a terminal, for which a unique and anonymous identifier (typically a first-party cookie) is sent with respect to each visit to our website in a given month. We convert those visitors to paying customers through website optimizations and experimentation. For existing customers, we conduct a variety of campaign strategies to ensure we retain and expand those customers. Our marketing department is broken into distinct areas: revenue marketing, which is responsible for generating self-service revenue through management of the funnel; product/programs marketing, which is responsible for marketing our products, developer relations and community engagement; content, which is responsible for managing the community and editorial teams; and social impact, which supports social impact initiatives through infrastructure credits, donations and community outreach.
We complement our efficient self-service customer acquisition model with a small, targeted inside sales team that is focused on responding to inbound inquiries, outbound prospecting targeting specific use cases, volume expansion of our self-service customers, expanding our revenue in specific international markets and seeking partnership opportunities to drive revenue growth. We utilize a process-oriented and data-driven approach to sales that includes tracking numerous metrics such as sales conversion rates, velocity and time-to-close, and size of sales pipeline. Our sales team includes experienced sales engineers who fashion technical solutions for customers to convert their workloads from other cloud providers. Our marketing team supports lead generation efforts for sales by creating downloadable guides, tech talks and other content, and creating campaigns to nurture leads through our marketing funnel.
We intend to continue to invest in our marketing and sales capabilities to capitalize on our large and global market opportunity, while remaining very efficient in terms of marketing and sales expense as a percentage of revenue.
Our Customer Support and Service
Providing unparalleled customer support has been a passion and priority since our founding, and we believe it is a strategic differentiator for us. Our goal is to help all of our customers achieve their objectives—whether they are an individual developer working on a personal project or an SMB launching a sophisticated new application. Customers cite our attentive support focus as a key driver of their decision to start and grow their business on our platform.
Our customer success and support team is organized into two main teams: customer support and customer success. These teams provide 24x7 service and are also stationed in various time zones to provide uninterrupted support to our truly global customer base.
The customer support team addresses account-related questions and provides high-quality technical advice and troubleshooting. Developers and engineers are a key part of the customer support team, and our technical support is—and always has been—available free of charge to all customers. The customer engagement with this customer support team also serves as an important feedback loop to our product and technology teams, helping us better understand the specific needs of individual developers and SMBs. This feedback has influenced, and will continue to influence, our product roadmap, the content strategy for our community tutorials and other business decisions.
Once our customers reach a certain spending level with us, we support them with dedicated customer success advocates to ensure their satisfaction and expand their usage of our platform. Our customer success professionals focus on customer retention and customer expansion by adding value throughout the customer lifecycle as customers scale and expand their usage of our product portfolio. For example, if a customer supplements their Droplets usage and initiates a Managed Database, our automated data science tool triggers an internal notification to our customer success advocates. In turn, a customer success advocate will directly contact the customer to determine if there are ways for us to augment their database with an additional service such as Managed Kubernetes.
We closely track various metrics to ensure we are providing exceptional customer support. Our Net Promoter Score, or NPS, which we measure by conducting a randomized survey of our paid customers in which customers could respond with a rating of 0 to 10 regarding their willingness to recommend us, averaged 63 during 2021. This NPS score is comparable to some of the world’s most beloved brands. We also internally monitor our customer satisfaction score, or CSAT, to gauge the quality of our interactions with customers and our ability to increase loyalty. We also have specific monthly service-level objectives (SLOs) for response and resolution times to ensure we maintain a high level of customer satisfaction.
Competition
The markets that we serve are highly competitive and rapidly evolving. With the introduction of new technologies and innovations, we expect the competitive environment to remain intense.
We believe that the principal factors on which we compete include:
•ease of use and operation;
•speed of deployment;
•price, total cost of ownership and transparency;
•customer experience, support and service;
•community engagement and education;
•features, functionality and quality of tools;
•performance, reliability, scalability and security;
•brand awareness and reputation;
•geographic reach; and
•open source support.
We compete primarily with large, diversified technology companies that focus on large enterprise customers and provide cloud computing as just a portion of the products and services that they offer. The primary vendors in this category include Amazon (AWS), Microsoft (Azure), Google (GCP), IBM and Oracle. These competitors are large, well-known public companies with greater financial, technical, and sales and marketing resources, and they possess considerably more customer awareness than we do.
We also compete with smaller and/or niche cloud service providers that typically target individuals and smaller businesses, simple use cases and/or narrower geographic markets. Examples in this category include OVH, Vultr, Heroku and Linode.
Despite the competitive intensity, we believe we compete successfully on the basis of the factors listed above. We focus solely on solutions for individual developers, start-ups and SMBs—and combine the power of simplicity, love for the developer community, an obsession for customer service and the advantages of open source. This differentiates us dramatically from the enterprise cloud competitors. At the same time, our ability to address complex use cases that allows customers to scale with us as they grow differentiates us from the many niche competitors who have less robust and extensible offerings.
Intellectual Property
Intellectual property rights are important to the success of our business. We rely on a combination of trademark, patent, copyright and trade secret laws in the United States and other jurisdictions, as well as license agreements, confidentiality provision, non-disclosure agreements with third parties and other contractual protections, to protect our intellectual property rights, including our proprietary technology, software, know-how and brand. We use open source software in our services.
As of December 31, 2021, we owned nine registered trademarks in the United States and nine registered trademarks in various non-U.S. jurisdictions. We have filed applications for registration for one additional trademark in the United States and six additional trademarks in various non-U.S. jurisdictions. In addition, we own one International Registration through the World Intellectual Property Organization, which has been extended to registrations in three additional jurisdictions and could be extended in another six jurisdictions. All of the foregoing applications were pending as of December 31, 2021. As we further expand internationally, we may be unable to register or obtain the right to use the DigitalOcean trademark in certain jurisdictions. As of December 31, 2021, we owned two issued patents and had three patent applications pending for examination in the United States, as well as a non-U.S. PCT application. The issued patents are each scheduled to expire in 2039 and the pending patent applications, if issued, would be scheduled to expire in 2039 and 2040. In addition, we license third-party software and use open source software and other technologies that are used in the provision of or incorporated into some elements of our services. Many parts of our business utilize proprietary technology and/or licensed technology, including open source software.
We control access to and use of our proprietary technology and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers, vendors and partners. Our policy is to require all employees and independent contractors to sign agreements assigning to us any inventions, trade secrets, works of authorship, developments, processes and other intellectual property generated by them on our behalf and under which they agree to protect our confidential information. In addition, we generally enter into confidentiality agreements with our customers, vendors and other partners. Our use of open source software, and participation in open source projects, may also limit our ability to assert certain of our intellectual property and proprietary rights against third parties, including competitors, who access or use software or technology that we have contributed to such open source projects. See the section titled “Risk Factors” for a more comprehensive description of risks related to our intellectual property, including our use of open source software.
Human Capital Management
We believe that our employees and the culture we have established are critically important to our success. In order to continue to compete and succeed in our highly competitive and rapidly evolving market, it is crucial that we continue to attract, retain and motivate qualified employees. To support these objectives, we strive to maintain our company culture, offer competitive compensation and benefits, support the health and well-being of our employees, foster an inclusive, diverse and engaged workforce, and develop talent.
As of December 31, 2021, we had 786 employees, with 605 based in the United States and 181 located across Canada, Germany, India, the Netherlands, and the United Kingdom. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.
Our Culture
We believe our culture is critical to our success and has delivered tangible financial and operational benefits for our customers, our employees and our stockholders. Our values guide our business, our product development, our practices and our brand. In 2021, we were recognized in Inc. Magazine’s annual list of Best Workplaces for 2021 and as one of Newsweek’s Most Loved Workplaces list for 2021. As our company continues to evolve and grow, our core values remain constant:
•Our community is bigger than just us. The global community of software developers and entrepreneurs have been the foundation and inspiration for everything we do.
•Simplicity in all we DO. Simplicity is a core value to us because it is a reminder to keep our customers top of mind in everything we do.
•We speak up when we have something to say and listen when others DO. With a focus on transparency and inclusivity, we want DigitalOcean to be a place where employees know where we stand and no matter a person’s background or experiences, employees can find their voice and their place here.
•We are accountable to deliver on our commitments. Our customers, employees and investors place enormous trust in us, and we have to be accountable to deliver to all of you.
•Love is at our core. The love for our customers and for what we do in our jobs makes DigitalOcean a special place – you hear it in the voices of our customers and our employees every time they talk about DigitalOcean.
Compensation and Benefits
We provide competitive compensation and benefits for our employees globally. Our compensation package includes base salary, cash bonuses, commissions (for our sales team), and long-term equity awards. We offer all full-time employees equity at the time of hire and the ability to earn additional equity through promotion and annual grants, and provide employees the opportunity to participate in an employee stock purchase plan, to foster a strong sense of ownership and align our employees’ interests with our long-term success. We maintain a global compensation program that is intended to promote a pay-for-performance culture that is both internally equitable as well as externally competitive.

In addition to cash and equity compensation, we also offer employees a wide array of benefits designed to be aligned with local reward practices and competitive with those offered by companies that we compete with for talent. In the United States, these include health insurance, unlimited vacation, retirement benefits, a generous parental leave program, and additional resources to support employees' overall well-being. While the philosophy around our benefits is the same worldwide, specific benefits may vary in other countries due to local regulations and preferences.
Remote-Friendly Work
Since our inception, we have fostered a remote-friendly work culture that enables us to recruit and retain skilled professionals wherever they are located. Prior to the start of the COVID-19 pandemic in March 2020, our remote workforce represented a majority of our total employee base and an even higher percentage across our technology personnel. Operating remotely allows us access to a global talent pool that enables us to hire talented team members, regardless of location, providing a strong competitive advantage. Since March 2020, our entire workforce has operated remotely and our history and experience with managing a remote workforce has allowed us to continue to operate effectively and without interruption during the COVID-19 pandemic. In addition, while we intend to remain a remote-first company, we have recently entered into an arrangement with a third party to allow employees the opportunity to access a shared work space to engage with other employees or customers.
Health, Safety and Well-Being
We believe the health, safety and well-being of our employees is vital to our success. We have prioritized employee safety during the ongoing COVID-19 pandemic and will continue to do so, ensuring all employees are set up to work remotely and providing clarity on office closures and evolving guidelines. In addition, in response to the ongoing COVID-19 pandemic, we promoted new and existing resources related to mental health and implemented a number of additional measures to support our employees, such as company-wide days off. We continue to evolve our programs to meet our employees’ health and wellness needs.
Diversity, Equity and Inclusion
We have a strong commitment to building a diverse workforce that reflects our values and the needs of our global customer base. We believe that a diverse and inclusive workforce brings a diversity of perspectives, which in turn fosters innovation and helps drive better business outcomes.
We have launched multiple initiatives to further our goal of being more diverse and inclusive and supporting a sense of belonging within our current workforce, including launching employee resource groups, or ERGs, which are employee-led, voluntary groups that support professional development, strengthen our business and advance our commitment to a diverse and inclusive workplace. We currently have ERGs to support women, LGBTQIA+, military and veterans, and early career professionals. We also focus on creating a diverse pipeline of candidates for open roles and partner with organizations including Out in Tech, Techqueria and Black Tech Pipeline to ensure our job postings reach a wide audience.
DigitalOcean is committed to pay equity, regardless of gender, ethnicity or other personal characteristics. To deliver on that commitment, we benchmark and set pay ranges based on market data and consider factors such as an employee’s role and experience and their job performance.
In 2021, we published our first-ever diversity, equity, and inclusion report that highlighted our employee workforce data for 2020. Our goal is for our employee population to reflect the communities that we service from the perspective of race/ethnicity and gender, and ensuring equal total rewards opportunities for all employees regardless of gender identity, ethnicity, location, sexual orientation, disability status and more. We are committed to publishing our diversity numbers annually, as well as making improvements against our targets over time.
Talent Development
Talent development is a key aspect of the attraction and retention of our talent. We believe that employee growth is essential, and provide a number of resources and programs to support that commitment. Semi-annually, we facilitate employee review cycles where employees have development conversations with their managers. In addition, we provide new manager training to better equip managers to support their teams. We continually invest in our employees’ career growth and provide employees with a wide range of development opportunities, including learning, mentoring, coaching, and external development.

Engagement
We conduct anonymous global engagement surveys regularly to help us understand the employee experience, identify areas of strength and development opportunities among teams, and measure the effectiveness of our people and culture initiatives, including relating to the ongoing COVID-19 pandemic. These surveys are managed by a third-party vendor to encourage candor. The results are reviewed by senior management, who analyzes areas of progress or deterioration and works with their teams to determine which actions to take based on survey results.
Social Responsibility
In connection with our IPO in March 2021, we joined the Pledge 1% movement and committed to allocating $50 million over ten years to expand our social impact initiatives. We also recently hired a Vice President of Social Impact to develop our social impact strategy and to oversee and implement our social impact initiatives.
Our social impact framework is designed to improve the world through our products, our philanthropy and our focus on sustainability. The three key priorities across these areas are as follows:
•Product. Harness DigitalOcean technology, open source and technical expertise to support non-profit organizations, educational institutions, open source initiatives and others who are working to advance social good.
•Philanthropy. Make cash grants to organizations whose work is complementary to the DigitalOcean social impact framework, as well as launch a pilot employee volunteering program.
•Planet. Focus on environmental initiatives, such as reducing our carbon footprint and those of our partners and vendors over time.
Corporate Information
We were incorporated in Delaware in 2012 under the name Digital Ocean, Inc. In 2016, as part of a restructuring, Digital Ocean, Inc. was converted into DigitalOcean, LLC, and DigitalOcean Holdings, Inc. was formed as the ultimate parent holding company. We completed our initial public offering in March 2021 and our common stock is listed on the New York Stock Exchange under the symbol “DOCN.” Our principal executive offices are located at 101 6th Avenue, New York, New York 10013, and our telephone number is (646) 827-4366. Our website address is www.digitalocean.com.
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are filed with the Securities and Exchange Commission, or the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at www.investors.digitalocean.com when such reports are available on the SEC’s website. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information contained on the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.
ITEM 1A. RISK FACTORS
Our operations and financial results and an investment in our common stock are subject to various risks and uncertainties. The following summary highlights some of the risks we are exposed to in the normal course of our business activities. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Annual Report on Form 10-K, including our condensed consolidated financial statements and related notes. The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations.

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
Our revenue was $428.6 million, $318.4 million and $254.8 million, respectively, for the years ended December 31, 2021, 2020, and 2019. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, our revenue growth rate may decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
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
We have incurred significant losses since inception. We generated net loss attributable to common stockholders of $19.5 million, $43.6 million and $40.4 million for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $186.5 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses will increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.
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
•general economic conditions, both domestically and internationally, and economic conditions specifically affecting industries in which our customers participate, including those related to the ongoing COVID-19 pandemic and responses thereto;
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
Any of these and other factors, or the cumulative effect of some of these factors, may cause our results of operations to vary significantly. If our results of operations fall below the expectations of investors and securities analysts who follow our stock, the price of our common stock could decline substantially, and we could face costly lawsuits, including securities class action suits.
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
In addition, to encourage awareness, usage, familiarity and adoption of our platform and products, we may offer a credit to new customers who sign up for and use our platform. To the extent that we are unable to successfully retain customers after use of the initial credit, we will not realize the intended benefits of these marketing strategies and our ability to grow our revenue will be adversely affected.
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
Our ability to attract new users and customers, expand our customer base, and increase revenue from existing customers depends in large part on our ability to enhance and improve our existing platform and products, increase adoption and usage of our platform and products, and introduce new products and capabilities. The market in which we compete is relatively new and subject to rapid technological change, evolving industry standards, and changing regulations, as well as changing customer needs, requirements and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis, anticipate and respond to customer demands and preferences, address business model shifts, optimize our go-to-market execution by improving our cost structure, align sales coverage with strategic goals, improve channel execution and strengthen our services and capabilities in our areas of strategic focus. If we were unable to enhance our products and platform capabilities to keep pace with rapid technological and regulatory change, or if new technologies emerge that are able to deliver competitive products at lower prices, more efficiently, more conveniently, or more securely than our products, our business, financial condition and results of operations could be adversely affected.
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
From time to time, government entities (including law enforcement bodies) may seek our assistance with obtaining information about our customers or users. Although we protect the privacy of our customers to the extent possible, we may be required from time to time to provide information about our customers to government entities. In light of our privacy commitments, we may legally challenge law enforcement requests to provide access to our systems, customer Droplets, or other user content but may face complaints that we have provided information improperly to law enforcement or in response to third party abuse complaints. We may experience adverse political, business, and reputational consequences, to the extent that we (a) do not provide assistance to or comply with requests from government entities or challenge those requests publicly or in court or (b) provide, or are perceived as providing, assistance to government entities that exceeds our legal obligations. Any such disclosure could significantly and adversely impact our business and reputation.
We publish a transparency report on an annual basis to provide details of government entity requests we receive. Our transparency report also includes a list of certain actions we have taken (e.g., disclosure of information) in response to law enforcement requests, as well as our standard policies and procedures regarding any such requests. Both the publishing of our transparency report and, conversely, the actions we take or challenge in response to law enforcement requests could damage our business and reputation.
We rely on third-party data center providers to ensure the functionality of our platform and products. If our data center providers fail to meet the requirement of our business, or if our data center facilities experience damage, interruption or a security breach, our ability to provide access to our platform and maintain the performance of our network could be negatively impacted.
We lease space with third-party data center providers located in the United States, India, Germany, the United Kingdom, Canada, the Netherlands and Singapore. Our business is reliant on these data center facilities. Given that we lease this data center space, we do not control the operation of these third-party facilities. Consequently, we may be subject to service disruptions as well as failures to provide adequate support for reasons that are outside of our direct control. All of our data center facilities and network infrastructure are vulnerable to damage or interruption from a variety of sources including earthquakes, floods, fires, power loss, system failures, computer vulnerabilities, physical or electronic break-ins, human error, malfeasance or interference, including by employees, former employees, or contractors, terrorism and other catastrophic events. We and our data centers have experienced, and may in the future experience, disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes and capacity constraints, due to an overwhelming number of customers accessing our platform simultaneously. Data center facilities housing our network infrastructure may also be subject to local administrative actions, changes to legal or permitting requirements, labor disputes, litigation to stop, limit, or delay operations, and other legal challenges, including local government agencies seeking to gain access to customer accounts for law enforcement or other reasons. In addition, while we have entered into various agreements for the lease of data center space, equipment, maintenance and other services, the third party could fail to live up to the contractual obligations under those agreements.
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
If we or our third-party service providers experience a security incident or unauthorized parties otherwise obtain access to, or prevent access to, our platform or our customers’ data or our sensitive or proprietary data, we may incur significant liabilities and our reputation and business may be harmed.
Our platform and products involve the storage and transmission of data, including personally identifiable information, and security incidents (including breaches of security) or unauthorized access to our platform and products could result in the loss of our or our customers’ or users’ data, litigation, indemnity obligations, fines, penalties, disputes, investigations and other liabilities. Our platform, systems, networks and physical facilities, and those of our vendors, have been in the past and may continue to be in the future breached, and sensitive and proprietary data may have been and could be otherwise compromised. We may also be impacted by and the target of cyber-attacks by third parties seeking unauthorized access to our or our customers’ or users’ sensitive or proprietary data or to disrupt our ability to provide our services. While we have taken steps to protect the confidential and personal information that we have access to, our security measures or those of our third-party service providers that store or otherwise process certain of our and our customers’ or users’ data on our behalf could be breached or we could suffer a loss of our or our customers’ or users’ data. Our ability to monitor our third-party service providers’ data security is limited. Cyber-attacks, computer malware, viruses, supply chain attacks, social engineering (including spear phishing and ransomware attacks), and general hacking have become more prevalent in our industry, particularly against cloud services. In addition, errors due to the action or inaction of our employees, contractors, or others with authorized access to our network could lead to a variety of security incidents. Further, we do not directly control content that our customers or users store, use, or access in our products. If our customers or users use our products for the transmission or storage of personally identifiable information and our security measures are or are believed to have been weak or breached, our reputation could be damaged, our business may suffer, and we could incur significant liability. In addition, our remediation efforts may not be successful.
We and our third-party service providers also process, store and transmit our own data as part of our business and operations. This data may include personally identifiable, confidential or proprietary information. There can be no assurance that any security measures that we or our third party service providers have implemented will be effective against current or future security threats. While we have developed systems and processes to protect the integrity, confidentiality and security of our and our customers’ or users’ data, our security measures or those of our third party service providers could fail and result in unauthorized access to or disclosure, modification, misuse, loss or destruction of such data.
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
We rely on our relationships with third-party software providers and other partners for certain essential financial and operational services, and a failure or disruption in these services could materially and adversely affect our ability to manage our business effectively.
We rely on third-party software providers and other partners for many essential financial and operational services to support our business, including, without limitation, encryption and authentication technology, infrastructure operations, certain database services, employee email, content delivery to customers, back-office support, credit card processing and other functions. Many of these vendors are less established and have shorter operating histories than traditional software vendors. Moreover, these vendors provide their services to us via a cloud-based model instead of software that is installed on our premises. As a result, we depend upon these vendors to provide us with services that are always available and are free of errors or defects that could cause disruptions in our business processes. Any failure by these vendors to do so, or any disruption in our ability to access the internet, would materially and adversely affect our ability to manage our operations. In addition, although we have developed systems and processes that are designed to protect customer and user data and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party service provider, such measures cannot provide absolute security. Furthermore, if these services become unavailable or are no longer available to us on commercially reasonable terms due to circumstances beyond our control, such as an acquisition of our third-party provider, our expenses could increase, our ability to access certain data could be interrupted, and our processes for providing certain services to our customers could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business.
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
Our results of operations may vary based on the impact of unfavorable changes in our industry or the global economy on us or our customers and potential customers. Unfavorable conditions in the economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth in the United States or abroad, financial and credit market fluctuations, international trade relations, political turmoil, natural catastrophes, outbreaks of contagious diseases (such as the ongoing COVID-19 pandemic), warfare and terrorist attacks on the United States, Europe or elsewhere, could cause a decrease in business investments, including spending on information technology, disrupt the timing and cadence of key industry events, and negatively affect the growth of our business and our results of operations. For example, any reductions in information technology spending may fall disproportionately on outsourced and cloud-based solutions like ours. In addition, impacts of the COVID-19 pandemic may be exacerbated by the disproportionate impact it is having on the individual developers, early stage start-ups and small-to-medium size businesses that make a large portion of our customer base, many of which may be forced to shut down or limit operations for an indefinite period of time. Economic weakness, customer financial difficulties and constrained spending on information technology operations could adversely affect our customers’ ability or willingness to subscribe to our service offerings, delay purchasing decisions and lengthen our sales cycles, reduce the usage of our products and services, or increase churn, all of which could have an adverse effect on our sales and operating results. In addition, our competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers and may be less dependent on key industry events to generate sales for their products. Further, the increased pace of consolidation in certain industries may result in reduced overall spending on our products and solutions. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or how any such event may impact our business.
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
•an outbreak of a contagious disease, such as COVID-19, which may cause us or our third-party providers and/or customers to temporarily suspend our or their respective operations in the affected city or country; and
•adverse tax burdens and foreign exchange restrictions that could make it difficult to repatriate earnings and cash.
If we invest substantial time and resources to further expand our international operations and are unable to do so successfully and in a timely manner, our business and results of operations will suffer.
We are exposed to fluctuations in currency exchange rates and interest rates, which could negatively affect our results of operations and our ability to invest and hold our cash.
Our sales are denominated in U.S. dollars, and therefore, our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our platform to our customers outside of the United States, which could adversely affect our results of operations. Our operating expenses incurred outside the United States are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with currency fluctuations, our results of operations could be adversely affected. In addition, we are exposed to fluctuations in interest rates, which has resulted in a negative interest rate environment, in which interest rates drop below zero. In this zero interest rate environment, any cash that we may hold with financial institutions will continue to yield a storage charge instead of earning interest income, and encourages us to spend our cash or make high-risk investments, all of which could adversely affect our financial position, results of operations, and cash flows.

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
Our tax provision could also be impacted by changes in accounting principles, changes in U.S. federal, state, or international tax laws applicable to corporate multinationals, other fundamental law changes currently being considered by many countries, and changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions. The Biden administration and U.S. Congress have recently proposed significant changes to the U.S. international tax regime, including substantial changes to the global intangible low-taxed income rules, the base erosion and anti-abuse tax, and the creditability of foreign taxes, among other things. In addition, the Organisation for Economic Co-operation and Development, or OECD, has been spearheading a multilateral effort commonly referred to as “BEPS 2.0” consisting of proposals based on two “pillars” involving the reallocation of taxing rights (Pillar One) and a new global minimum corporate tax rate (Pillar Two). In 2021, over 140 states and territories involved in this project announced an agreement on key aspects of BEPS 2.0, the implementation of which would fundamentally change the international tax system. We are unable to predict whether any future changes will occur and, if so, the impact of such changes, including on the U.S. federal income tax considerations relating to the purchase, ownership and disposition of our common stock.
We could be required to collect additional taxes or be subject to other tax liabilities or obligations that may increase the costs our clients would have to pay for our products and adversely affect our results of operations.
An increasing number of jurisdictions have considered or adopted laws to impose tax obligations on companies without a physical presence in the jurisdiction. The Supreme Court of the United States has ruled that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. State or local governments may adopt, or begin to enforce, laws requiring us to calculate, collect, and remit sales and use taxes in their jurisdictions. Similarly, many foreign jurisdictions have considered or adopted laws that impose obligations related to value-added taxes, digital services taxes, or other taxes on companies without a physical presence in the foreign jurisdiction. A successful assertion by one or more state or local governments or foreign jurisdictions requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. Obligations to calculate, collect and remit sales, value-added, digital services, or other taxes in jurisdictions in which we have no physical presence could also create additional administrative burdens for us, put us at a competitive disadvantage if similar obligations are not imposed on our competitors, and decrease our future sales, which could have a material adverse effect on our business and results of operations.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
As of December 31, 2021, we had NOL carryforwards for federal and state income tax purposes of approximately $192.1 million and $270.4 million, respectively, which may be available to offset taxable income in the future, and which expire in various years beginning in 2033 for federal purposes and 2022 for state purposes if not utilized. A lack of future taxable income would adversely affect our ability to utilize some of these NOLs before they expire. Under current law, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020, is limited to 80% of taxable income. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We may experience a future ownership change under Section 382 of the Code that could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, could cause our existing NOLs to expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.
Changes in our effective tax rate or tax liability may have an adverse effect on our results of operations.
Our effective tax rate could increase due to several factors, including:
•changes in the relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;
•changes in tax laws, tax treaties, and regulations or the interpretation of them;
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
During the three months ended March 31, 2021, we repaid all of our then-outstanding indebtedness from the net proceeds of our IPO. However, we still have borrowing capacity available under our credit facility with KeyBank National Association, as administrative agent, and the other lenders party thereto. We may not be able to refinance our existing indebtedness because of our amount of debt, debt incurrence restrictions under our debt agreements or adverse conditions in credit markets generally. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would result in an adverse effect on our financial condition and results of operations.
In November 2021, we issued $1.5 billion aggregate principal amount of 0% convertible senior notes due 2026 in a private placement. Furthermore, we may elect to incur additional indebtedness in the future. Although our credit agreement contains restrictions on the incurrence of additional indebtedness and entering into certain types of other transactions, these restrictions are subject to a number of qualifications and exceptions. Additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also do not prevent us from incurring obligations, such as trade payables.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates, judgments, and assumptions used in our financial statements include, but are not limited to, those related to revenue recognition, accounts receivable and related reserves, useful lives and realizability of long lived assets, capitalized internal-use software development costs, assumptions used in the valuation of warrants, accounting for stock-based compensation, and valuation allowances against deferred tax assets. These estimates are periodically reviewed for any changes in circumstances, facts, and experience. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
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
We have in the past and may in the future seek to acquire or invest in businesses, joint ventures, products and platform capabilities, or technologies that we believe could complement or expand our services and platform capabilities, enhance our technical capabilities, or otherwise offer growth opportunities. For example, we acquired Nimbella Corp. in the third quarter of 2021, which added a serverless compute offering to our suite of products. Any such acquisition or investment may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products and platform capabilities, personnel or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, their infrastructure is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise.
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
The ongoing COVID-19 pandemic and any related economic downturn could negatively impact our business, financial condition and results of operations.
The full extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on continuing developments, including the emergence of new variant strains of COVID-19 and their impact on the global economy. To date, the COVID-19 pandemic has not had a significant impact on our operations or financial performance. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel and employee work locations. The ongoing COVID-19 pandemic, including actions taken by governmental and private actors in response to the pandemic, could adversely affect workforces, economies and financial markets globally, potentially leading to an economic downturn and a reduction in customer spending on our solutions or an inability for our customers, partners, suppliers or vendors or other parties with whom we do business to meet their contractual obligations. While it is not possible at this time to predict the duration and full extent of the impact that COVID-19 could have on worldwide economic activity and our business in particular, the continued spread of COVID-19 and the measures taken by governments, businesses and other organizations in response to COVID-19 could adversely impact our business, financial condition and results of operations. For example, impacts of the COVID-19 pandemic may be exacerbated by the disproportionate impact it is having on the individual developers, early stage start-ups and small-to-medium size businesses that make a large portion of our customer base, many of which may be forced to shut down or limit operations for an indefinite period of time. Economic weakness, customer financial difficulties and constrained spending on IT operations could adversely affect our customers’ ability or willingness to subscribe to our service offerings, delay purchasing decisions and lengthen our sales cycles, reduce the value of their contracts, or increase churn, all of which could have an adverse effect on our sales and operating results. In addition, our management team has, and will likely continue, to spend significant time, attention and resources monitoring the COVID-19 pandemic and seeking to manage its effects on our business and workforce.
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
Our platform and the public cloud infrastructure on which our platform relies are vulnerable to damage or interruption from catastrophic occurrences, such as earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, criminal acts, sabotage, other intentional acts of vandalism and misconduct, geopolitical events, disease, such as the ongoing COVID-19 pandemic, and similar events. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our facilities or the facilities of our public cloud providers could result in disruptions, outages, and other performance and quality problems. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster and to execute successfully on those plans in the event of a disaster or emergency, our business would be seriously harmed.
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
We have legal obligations regarding protection and appropriate use of personally identifiable and other proprietary information. We are subject to a variety of enacted and proposed federal, state, local and international laws, directives and regulations relating to the collection, use, security, transfer and other processing of personally identifiable information. The regulatory framework for privacy and security issues worldwide is rapidly evolving and as a result implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We publicly post information about our privacy practices but we may be alleged to have failed to do so, which could subject us to potential regulatory or private party actions if such privacy practices are found to be noncompliant, deceptive, unfair, or misrepresentative. In the United States, these include enforcement actions by federal agencies and state attorneys general. In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards with which we must legally comply or that contractually apply to us. If we fail to follow these security standards even if no customer or user information is compromised, we may incur significant fines or experience a significant increase in costs or reputational harm.
Laws in all states require businesses to provide notice to customers and users whose personally identifiable information has been disclosed as a result of a data breach and compliance can be costly. Further, California enacted the California Consumer Privacy Act, or CCPA, which became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and adversely affect our business. Further, California voters approved a new privacy law, the California Privacy Rights Act, or CPRA, in the November 3, 2020 election. Effective starting on January 1, 2023, the CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. New legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally. In addition to California, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, which becomes effective on January 1, 2023, and, on June 8, 2021, Colorado enacted the Colorado Privacy Act, or CPA, which takes effect on July 1, 2023. The CPA and CDPA are similar to the CCPA and CPRA but aspects of these state privacy statutes remain unclear, resulting in further legal uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. Other state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts.
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

We will also be subject to evolving EU laws on data export, where data is transferred outside the EU to us or third parties only when a suitable data transfer solution exists to safeguard personal data. On July 16, 2020, the Court of Justice of the European Union, or the CJEU, issued a decision called Schrems II that (a) calls into question certain data transfer mechanisms (such as the Standard Contractual Clauses) and (b) invalidates the EU-U.S. Privacy Shield on which many companies had relied as an acceptable mechanism for transferring such data from the EU to the U.S. Use of the Standard Contractual Clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country. We continue to investigate and implement contractual, organizational, and technical changes in response to Schrems II, but we cannot guarantee that any such changes will be sufficient under applicable laws and regulations or by our customers, governments, or the public. Also, on June 4, 2021, the European Commission adopted new standard contractual clauses under the GDPR for personal data transfers outside the European Economic Area, or the EEA, which may require us to expend significant resources to update our contractual arrangements and to comply with such obligations. To the extent that we transfer personal data outside the EU, there is risk that any of our data transfers will be halted, limited, or challenged by third parties.
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
Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions including those related to the COVID-19 pandemic, may also negatively impact the market price of our common stock. The full impact of the COVID-19 pandemic is unknown at this time, but could result in material adverse changes in our results of operations for an unknown period of time as the virus and its related political, social and economic impacts spread. In addition, technology stocks have historically experienced high levels of volatility. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial expenses and divert our management’s attention.
An active public trading market for our common stock may not continue to develop or be sustained.
Prior to the closing of our IPO in March 2021, no public market for our common stock existed. An active public trading market for our common stock may not continue to develop or, if further developed, it may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.
Future sales of our common stock in the public market could cause the market price of our common stock to decline.
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Many of our existing equity holders have substantial unrecognized gains on the value of the equity they hold and, therefore, they may take steps to sell their shares or otherwise secure the unrecognized gains on those shares. We are unable to predict the timing of or the effect that such sales may have on the prevailing market price of our common stock.
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
Further, holders of a substantial number of shares of our capital stock have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
Our issuance of additional capital stock in connection with financings, acquisitions, investments, our equity incentive plans or otherwise, and any conversions of our convertible notes, will dilute all other stockholders or may otherwise depress the price of our common stock.

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors and consultants under our equity incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline. For example, if we elect to settle our conversion obligation under our 0% convertible senior notes due 2026, or the Convertible Notes, in shares of our common stock or a combination of cash and shares of our common stock, the issuance of such common stock may dilute the ownership interests of our stockholders and sales in the public market could adversely affect prevailing market prices.
Additionally, the conversion of some or all of the Convertible Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the Convertible Notes. The Convertible Notes are convertible only in certain circumstances as described in the indenture governing the Convertible Notes. Any sales in the public market of the common stock issuable upon any conversion of the Convertible Notes could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Notes into shares of our common stock could depress the price of our common stock.

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
We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, or Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.
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

Risks Related to our Outstanding Convertible Notes
Servicing our future debt, including the Convertible Notes, may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness.
In November 2021, we issued $1.5 billion aggregate principal amount of 0% convertible senior notes due 2026, or the Convertible Notes, in a private placement.
We may be required to use a substantial portion of our cash flows from operations to pay the principal on our indebtedness. Our ability to make scheduled payments of the principal of, or to refinance our indebtedness, including the Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Such payments will reduce the funds available to us for working capital, capital expenditures and other corporate purposes and limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans and other investments, which may in turn limit our ability to implement our business strategy, heighten our vulnerability to downturns in our business, the industry, or in the general economy, limit our flexibility in planning for, or reacting to, changes in our business and the industry and prevent us from taking advantage of business opportunities as they arise. Our business may not be able to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
In addition, we may incur substantial additional debt in the future, subject to the restrictions contained in our future debt agreements, some of which may be secured debt. We are not restricted under the terms of the indenture governing the Convertible Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt, repurchasing our stock, pledging our assets, making investments, paying dividends, guaranteeing debt or taking a number of other actions that are not limited by the terms of the indenture governing the Convertible Notes that could have the effect of diminishing our ability to make payments on the Convertible Notes when due.
The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.
The conditional conversion feature of the Convertible Notes entitles holders of the Convertible Notes to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders of Convertible Notes do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
Our headquarters is located in New York City, where we lease approximately 44,000 square feet. Our lease for this space will expire in July 2025. In 2022, we entered into an arrangement with a third party to sublease a portion of our space in the New York City headquarters. We have entered into two leases for small spaces in Cambridge, Massachusetts and Santa Clara, California, each of which will expire in the first half of 2022, as well as leases for small spaces in a number of co-working locations. Furthermore, we have recently entered into an arrangement with a third party to allow employees the opportunity to access a shared work space. Additionally, we lease space to operate 14 data centers worldwide, including in the United States, India, Germany, the United Kingdom, Canada, the Netherlands and Singapore. We do not own any real property. We believe that our current facilities are adequate to meet our current needs and that additional or substitute space is available if needed to accommodate growth and expansion.
ITEM 3. LEGAL PROCEEDINGS
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our common stock began trading on The New York Stock Exchange (“NYSE”) under the symbol “DOCN” on March 24, 2021. Prior to that date, there was no public trading market for our common stock.
Holders of Record
As of February 15, 2022, there were 77 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
We have never declared or paid any dividends on our common stock. We currently intend to retain all available funds and any future earnings for the operation and expansion of our business. Accordingly, we do not anticipate declaring or paying dividends in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend on our results of operations, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payment of dividends present in any debt agreements, and other factors that our Board of Directors may deem relevant.
Recent Sales of Unregistered Securities
Not applicable.
Use of Proceeds
In March 2021, we completed our initial public offering (“IPO”), in which we issued and sold 16,500,000 shares of our common stock at a public offering price of $47.00 per share, which resulted in gross proceeds of $775.5 million. The net proceeds to us after deducting underwriting discounts and commissions of $46.5 million and net offering expenses of $6.0 million were $723.0 million. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-253483), which was declared effective by the SEC on March 23, 2021.
We used the proceeds from our IPO to repay $263.2 million of outstanding debt. With the exception of the debt repayment, there has been no other material change in the planned use of proceeds from our IPO from those disclosed in the Final Prospectus for our IPO dated as of March 23, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on March 24, 2021.
Issuer Purchases of Equity Securities
The following table summarizes our purchases of common stock during the fourth quarter of 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
November 1-30, 2021	2,940,929 (1)	$119.01	--	--

(1)In November 2021, we repurchased and retired 2,940,929 shares of our common stock at     $119.01 per share for a total cost of $350.0 million, in connection with the issuance of our Convertible Notes.
Stock Performance Graph
The graph below shows a comparison, from March 24, 2021 (the date our common stock commenced trading on the NYSE) through December 31, 2021, of the cumulative total return to stockholders of our common stock relative to the Standard & Poor’s 500 Index (“S&P 500”) and the S&P Information Technology Index (“S&P Information Technology”).
The graph assumes $100 was invested in each of our common stock, S&P 500 and the S&P Information

Technology at their respective closing prices on March 24, 2021 and assumes reinvestment of gross dividends. The stock price performance shown in the graph represents past performance and should not be considered an indication of future stock price performance.

Comparison of Cumulative Total Return
$200.00
$175.00
$150.00
$125.00
$100.00
$75.00
03/24/21
06/30/21
09/30/21
12/31/21
DigitalOcean
S&P 500
S&P Information Technology

Information used in the graph was obtained from a source we believe to be reliable, but we do not assume responsibility for any errors or omissions in such information. This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.
ITEM 6. SELECTED FINANCIAL DATA
Not applicable.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes and other financial information included elsewhere in this Annual Report on Form 10-K. This discussion, particularly information with respect to our outlook, key trends and uncertainties, our plans and strategy for our business, and our performance and future success, includes forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, particularly in Part I, Item 1A, “Risk Factors.” For more information regarding key factors affecting our performance, see “Key Factors Affecting Our Performance” below.
Overview
DigitalOcean is a leading cloud computing platform offering on-demand infrastructure and platform tools for developers, start-ups and small and medium-sized businesses, or SMBs. We were founded with the guiding principle that the transformative benefits of the cloud should be easy to leverage, broadly accessible, reliable and affordable. Our platform simplifies cloud computing, enabling our customers to rapidly accelerate innovation and increase their productivity and agility. As of December 31, 2021, we had approximately 609,000 individual and business customers using our platform to build, deploy and scale software applications. Our users include software engineers, researchers, data scientists, system administrators, students and hobbyists. Our customers use our platform across numerous industry verticals and for a wide range of use cases, such as web and mobile applications, website hosting, e-commerce, media and gaming, personal web projects, and managed services, among many others. We believe that our focus on simplicity, community, open source and customer support are the four key differentiators of our business, driving a broad range of customers around the world to build their applications on our platform.
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
We have historically generated almost all of our revenue from our efficient self-service marketing model, which enables customers to get started on our platform very quickly and without the need for assistance. We focus heavily on enabling a self-service, low-friction model that makes it easy for users to try, adopt and use our products. For the years ended December 31, 2021, 2020 and 2019, our sales and marketing expense was approximately 12%, 11% and 12% of our revenue, respectively. The efficiency of our go-to-market model and our focus on the needs of the individual and SMB markets have enabled us to drive organic growth and establish a truly global customer base across a broad range of industries.
We had approximately 609,000 customers as of December 31, 2021, up from approximately 573,000 as of December 31, 2020 and 543,000 as of December 31, 2019. We have a growing number of customers with higher spending levels, and these larger customers are expanding their business with us at a faster rate than our overall customer base. We had approximately 99,000 customers paying more than $50 per month as of December 31, 2021, up from approximately 80,000 as of December 31, 2020 and 68,000 as of December 31, 2019. Total customer growth was approximately 6% from 2020 to 2021, while growth in customers paying more than $50 per month was 24% from 2020 to 2021.
Our customers are spread across over 185 countries, and approximately two-thirds of our revenue has historically come from customers located outside the United States. In 2021, 38% of our revenue was generated from North America, 30% from Europe, 22% from Asia and 10% from the rest of the world. Revenue from customers paying more than $50 per month as a percentage of total revenue grew from 74% in 2019 to 78% in 2020 to 82% in 2021.
Our average revenue per customer, or ARPU, has increased significantly, from $40.16 in 2019 to $47.78 in 2020 to $59.96 in 2021. We had no material customer concentration as our top 25 customers made up approximately 10%, 9%, and 10% of our revenue in 2021, 2020, and 2019, respectively. We have experienced strong and predictable growth in recent periods. Our annual run-rate revenue, or ARR, as of December 31, 2021 was $490 million, up from $357 million as of December 31, 2020 and $285 million as of December 31, 2019. ARR as of the end of each month represents total revenue for that month multiplied by 12.

Quarterly Revenue
$490M ARR
$120M
$100M
$80M
$60M
$40M
$20M
$0M
Q1 2015
Q2 2015
Q3 2015
Q4 2015
Q1 2016
Q2 2016
Q3 2016
Q4 2016
Q1 2017
Q2 2017
Q3 2017
Q4 2017
Q1 2018
Q2 2018
Q3 2018
Q4 2018
Q1 2019
Q2 2019
Q3 2019
Q4 2019
Q1 2020
Q2 2020
Q3 2020
Q4 2020
Q1 2021
Q2 2021
Q3 2021
Q4 2021

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

Increasing Usage by Our Existing Customers
Our customer base of approximately 609,000 customers represents a significant opportunity for further consumption of our services. There are substantial opportunities to expand revenue within our large customer base through increased usage of our platform as our customers grow their businesses, adoption of additional product offerings and targeted sales initiatives focused on our larger customers. Our consumption-based pricing model makes it frictionless for customers to increase their usage of our platform as they require more compute and storage as they grow and scale. We have also expanded the breadth of our platform offerings and will continue to do so as we have experienced strong adoption of recently developed products. To accelerate this growth across our larger customers, we complement our self-service marketing model with internal go-to-market teams that are specifically focused on expanding our business with our larger customers. Our ability to increase the usage of our platform by existing customers will depend on a number of factors, including our customers’ satisfaction with our platform and product offerings, competition, pricing and overall changes in our customers’ spending levels.
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

	Year Ended December 31,
	2021	2020	2019
Customers	608,709	572,960	542,708
Customers paying more than $50 per month	99,338	80,235	68,060
ARPU	$59.96	$47.78	$40.16
ARR (in millions)	$490	$357	$285
Net dollar retention rate	113%	103%	100%
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

The number and growth of our larger customers is of particular importance to us as these customers represent a significant majority of our revenue and revenue growth, and they are more representative of the SMB customers that grow on our platform and use multiple products. We define customers paying more than $50 per month as customers having generated an invoice of greater than $50 for that period.
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
General and Administrative Expenses
General and administrative expenses consist primarily of personnel costs of our human resources, legal, finance, and other administrative functions including salaries, bonuses, benefits, and stock-based compensation. General and administrative expenses also include bad debt expense, software, payment processing fees, business insurance, depreciation and amortization expenses, rent and facilities costs, and other administrative costs. We expect to incur significant additional legal, accounting and other expenses to support our operations as a public company, including costs associated with our compliance with the Sarbanes-Oxley Act. We also expect general and administrative expenses to increase in absolute dollars as we continue to grow our business.
Other (Income) Expense
Other (income) expense consists primarily of interest expense on our existing credit facility, amortization of convertible debt issuance costs, and third-party equipment financing; loss on extinguishment of debt; and gains or losses on foreign currency exchange.
Income Tax Expense
Income tax expense consists primarily of income taxes in certain foreign and state jurisdictions in which we conduct business. We maintain a full valuation allowance on our U.S. federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred assets will not be realized.

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Revenue	$428,561	$318,380	$254,823
Cost of revenue(1)	170,595	145,532	122,259
Gross profit	257,966	172,848	132,564
Operating expenses:
Research and development(1)	115,684	74,970	59,973
Sales and marketing(1)	50,878	33,472	31,340
General and administrative(1)	102,590	80,197	71,156
Total operating expenses	269,152	188,639	162,469

Loss from operations	(11,186)	(15,791)	(29,905)
Other (income) expense	7,015	26,866	9,692
Loss before income taxes	(18,201)	(42,657)	(39,597)
Income tax expense	1,302	911	793
Net loss attributable to common stockholders	$(19,503)	$(43,568)	$(40,390)
___________________
(1)Includes stock-based compensation as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cost of revenue	$1,147	$545	$1,142
Research and development	23,315	7,765	4,688
Sales and marketing	8,471	1,924	539
General and administrative	28,644	19,222	12,277
Total	$61,577	$29,456	$18,646
Stock-based compensation for the years ended December 31, 2020 and 2019 included compensation of $18.3 million and $12.1 million, respectively, related to secondary sales of common stock by certain current and former employees, which is primarily included in General and administrative. There were no such expenses recorded for the year ended December 31, 2021. See “Comparison of the Years Ended December 31, 2021 and 2020—Operating Expenses” and “Comparison of the Years Ended December 31, 2020 and 2019—Operating Expenses” below.

The following table sets forth our results of operations as a percentage of revenue for the periods presented:

	Year Ended December 31,
	2021	2020	2019
Revenue	100%	100%	100%
Cost of revenue	40	46	48
Gross profit	60	54	52
Operating expenses:
Research and development	27	24	24
Sales and marketing	12	11	12
General and administrative	24	25	28
Total operating expenses	63	60	64

Loss from operations	(3)	(6)	(12)
Other (income) expense	2	8	4
Loss before income taxes	(5)	(14)	(16)
Income tax expense	*	*	*
Net loss attributable to common stockholders	(5)%	(14)%	(16)%
___________________
* Less than 1% of revenue
Comparison of the Years Ended December 31, 2021 and 2020
Revenue

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands)
Revenue	$428,561	$318,380	$110,181	35%
Revenue increased $110.2 million, or 35%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to a 25% increase in ARPU to $59.96 from $47.78 and an increase of approximately 36,000 customers to approximately 609,000. The increase in ARPU was primarily driven by continued adoption of our products by our customers leading to higher average usage on our platform.
Cost of Revenue

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands)
Cost of revenue	$170,595	$145,532	$25,063	17%
Cost of revenue increased $25.1 million, or 17%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to higher co-location costs and depreciation of our network equipment to support the growth in our business.

Operating Expenses

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands)
Research and development	$115,684	$74,970	$40,714	54%
Sales and marketing	50,878	33,472	17,406	52%
General and administrative	102,590	80,197	22,393	28%
Total operating expenses	$269,152	$188,639	$80,513	43%
Research and development expenses increased $40.7 million, or 54%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to higher personnel costs and stock-based compensation.
Sales and marketing expenses increased $17.4 million, or 52%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to an increase in advertising costs, stock-based compensation, and personnel costs.
General and administrative expenses increased $22.4 million, or 28%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to higher stock-based compensation and personnel costs, as well as higher payment processing fees and business insurance.
Other (Income) Expense

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands)
Other (income) expense	$7,015	$26,866	$(19,851)	(74)%
Other (income) expense decreased $19.9 million, or 74%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to lower interest expense due to the payoff of our debt under our existing credit facility and notes payable in the first quarter of 2021 and the $12.8 million unrealized loss on the revaluation of warrants for the year ended December 31, 2020.
Income Tax Benefit

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands)
Income tax expense	$1,302	$911	$391	43%
Income tax expense increased $0.4 million, or 43%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to an increase of income in foreign jurisdictions.
Comparison of the Years Ended December 31, 2020 and 2019
Revenue

	Year Ended December 31,
	2020	2019	$ Change	% Change
	(in thousands)
Revenue	$318,380	$254,823	$63,557	25%
Revenue increased $63.6 million, or 25%, for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to a 19% increase in ARPU to $47.78 from $40.16 and an increase of approximately 30,000 customers to approximately 573,000. The increase in ARPU was primarily driven by a $15.0 million increase in revenue from new products, and the increase in customers was driven by continued strong customer acquisition and retention.

Cost of Revenue

	Year Ended December 31,
	2020	2019	$ Change	% Change
	(in thousands)
Cost of revenue	$145,532	$122,259	$23,273	19%
Cost of revenue increased $23.3 million, or 19%, for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to higher co-location costs, bandwidth expenses and depreciation of our network equipment to support the growth in our business, as well as additional ancillary data center equipment needs.
Operating Expenses

	Year Ended December 31,
	2020	2019	$ Change	% Change
	(in thousands)
Research and development	$74,970	$59,973	$14,997	25%
Sales and marketing	33,472	31,340	2,132	7%
General and administrative	80,197	71,156	9,041	13%
Total operating expenses	$188,639	$162,469	$26,170	16%
Research and development expenses increased $15.0 million, or 25%, for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to higher personnel costs to support our growing operations, as well as stock-based compensation including secondary sales of our common stock.
Sales and marketing expenses increased $2.1 million, or 7%, for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to an increase in personnel costs to support our growing operations, partially offset by a decrease in advertising and other promotional costs.
General and administrative expenses increased $9.0 million, or 13%, for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to stock-based compensation including secondary sales of our common stock, an increase in personnel costs to support our growing operations and an increase in software expenses, partially offset by a decrease in travel and entertainment as a result of the COVID-19 pandemic.
Other (Income) Expense

	Year Ended December 31,
	2020	2019	$ Change	% Change
	(in thousands)
Other (income) expense	$26,866	$9,692	$17,174	177%
Other (income) expense increased $17.2 million, or 177%, for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to an increase in interest expense as a result of increased borrowings under our existing credit facility and a $12.8 million unrealized loss on the revaluation of warrants.
Income Tax Expense

	Year Ended December 31,
	2020	2019	$ Change	% Change
	(in thousands)
Income tax expense	$911	$793	$118	15%
Income tax expense increased $0.1 million, or 15%, for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to an increase of income in foreign jurisdictions.

Liquidity and Capital Resources
We have funded our operations since inception primarily with cash flow generated by operations, private offerings of our securities, borrowings under our existing credit facility and capital expenditure financings. In March 2021, we consummated our initial public offering of 16,500,000 shares of our common stock at an offering price of $47.00 per share resulting in aggregate net proceeds to us of $723.0 million after deducting the underwriting discounts and commissions and offering expenses payable by us.
We believe our existing cash and cash equivalents, cash flow from operations and availability under our Credit Facility (as defined below) and Convertible Notes (as defined below) will be sufficient to support working capital and capital expenditure requirements and our outstanding contractual commitments for at least the next 12 months.
In February and March 2020, we entered into and subsequently amended a second amended and restated credit agreement with KeyBank National Association as administrative agent. In November 2021, we further amended such credit agreement, or as amended, the Credit Facility, to revise certain covenants that restricted the incurrence of indebtedness to permit the issuance of the convertible notes discussed below. Our Credit Facility has total draw down capacity of $320.0 million, with a $150.0 million revolver, or the Revolving Credit Facility, and a $170.0 million term loan. Our Credit Facility will mature on February 13, 2025. As of December 31, 2021, our total available borrowing capacity under our Revolving Credit Facility was $150.0 million.
Our Credit Facility is secured by a first-priority security interest in substantially all of our assets. Our Credit Facility contains certain financial and operational covenants, including a maximum ratio of consolidated total debt to consolidated EBITDA of 4.50x with step-downs over time and a maximum debt service coverage ratio of 3.00x. Consolidated total debt and consolidated EBITDA, which are non-GAAP measures used for this covenant, are calculated in accordance with the definitions set forth in the Credit Facility. In this context, these measures are used solely to provide information on the extent to which we are in compliance with these financial covenants and may not be comparable to consolidated total debt and consolidated EBITDA used by other companies or any other non-GAAP measures we present elsewhere in this prospectus. We were in compliance with all covenants under our Credit Facility as of December 31, 2021.
In November 2021, we issued $1.50 billion aggregate principal amount of 0% Convertible Senior Notes due December 1, 2026, or the Convertible Notes, in a private offering, for net proceeds of $1.46 billion, after deducting underwriting fees, expenses and commissions. The Convertible Notes are senior unsecured obligations and do not bear regular interest, and the principal amount of the Convertible Notes does not accrete. The Convertible Notes will mature on December 1, 2026 unless earlier converted, redeemed, or repurchased. In connection with this issuance and to minimize the impact of potential economic dilution upon conversion of the Convertible Notes, we repurchased and subsequently retired 2,940,929 shares of common stock at $119.01 per share, for a total cost of $350.0 million.
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Net cash provided by operating activities	$133,114	$58,115	$39,902
Net cash used in investing activities	(113,605)	(115,490)	(87,383)
Net cash provided by financing activities	1,593,379	124,026	49,804
Net increase in cash and cash equivalent	1,612,888	66,651	2,323
Operating Activities
Our largest source of operating cash is cash collections from sales to our customers. Our primary uses of cash from operating activities are for personnel costs, data center co-location expenses, marketing expenses, payment processing fees, bandwidth and connectivity, server maintenance and software licensing fees.
Net cash provided by operating activities was $133.1 million, $58.1 million and $39.9 million for the years ended December 31, 2021, 2020 and 2019, respectively, for which the increases in each year were primarily driven by an increase in cash collections from higher revenues offset by an increase in cash expenses from personnel related costs.

Investing Activities
Net cash used in investing activities was $113.6 million for the year ended December 31, 2021 compared to $115.5 million for the year ended December 31, 2020. The decrease was driven by decreases in capitalization of internal-use software development costs and capital expenditures for property and equipment, partially offset by cash paid for acquisition of businesses, net of cash acquired.
Net cash used in investing activities was $115.5 million for the year ended December 31, 2020 compared to $87.4 million for the year ended December 31, 2019. The increase was driven by increases in capital expenditures for property and equipment, partially offset by decreases in capitalization of internal-use software development costs, purchase of intangible assets and cash paid for acquisition of businesses, net of cash acquired.
Financing Activities
Net cash provided by financing activities of $1,593.4 million for the year ended December 31, 2021 was primarily due to net proceeds from our Convertible Notes issuance of $1,462.2 million and IPO of $723.0 million (including $1.4 million paid in fiscal year 2020), partially offset by repayments on the Credit Facility and notes payable of $263.2 million and repurchase of our common stock of $350 million.
Net cash provided by financing activities of $124.0 million for the year ended December 31, 2020 was primarily due to $75.2 million in net proceeds from. borrowings under the Credit Facility, the proceeds of which were used to repay the previous credit facility, $49.8 million from our Series C preferred stock offering, and $14.0 million of proceeds from the issuance of common stock under our stock plan, partially offset by $17.9 million in repayment of notes payable and capital leases associated with financed equipment purchases.
Net cash provided by financing activities of $49.8 million for the year ended December 31, 2019 was primarily due to $59.5 million in borrowings under the 2018 revolving credit facility and $11.5 million of proceeds from third-party equipment financings, partially offset by $22.8 million in repayment of notes payable associated with financed equipment purchases.
Contractual Obligations and Commitments
Other than our long-term debt obligations, operating lease commitments and purchase obligations as disclosed in Note 6, 7 and Note 8, respectively, of the Company’s consolidated financial statements included in this Annual Report on Form 10-K, we had no material contractual obligations as of December 31, 2021.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.
We believe that the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations.
Revenue Recognition
We adopted Financial Accounting Standards Board Accounting Standards Codification or ASC, Topic 606, Revenue from Contracts with Customers, or ASC 606, and ASC 340-40, Contract Costs, effective January 1, 2019, using the modified retrospective method of adoption. ASC 606 was applied only to contracts that are not completed at the date of initial application. The adoption of ASC 606 did not result in any significant changes to the amount and timing of revenue recognition in prior, current or future periods. Therefore, there was no cumulative adjustment as a result of adoption. The reported results for fiscal year 2019 onwards reflect the application of ASC 606.
We account for revenue using the following steps:
1. Identify the contract with a customer
We consider the terms and conditions of the contract and our customary business practices in identifying our contracts under ASC 606. We determine we have a contract with a customer when the customer agrees to the terms of service, we can identify each party’s rights regarding the services to be transferred, we can identify the payment terms for the services, we have determined the customer has the ability and intent to pay and the contract has commercial substance. We apply judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, we apply security checks and validate their payment method.
2. Identify the performance obligations in the contract
Our performance obligation is to provide our cloud-based infrastructure for customers to use at the customers’ election. The availability of services is free of charge, and therefore we have no performance obligation until the customer elects to use the services.
3. Determine the transaction price
The transaction price is calculated based on the customer’s usage for the month at an hourly rate that is published on the Company’s website. None of our contracts contain a significant financing component.
4. Allocate the transaction price to performance obligations in the contract
The transaction price is calculated based on actual monthly usage and pricing that is published on the Company’s website. This is considered a single performance obligation, and thus the entire transaction price is allocated to the single performance obligation.
5. Recognize revenue when or as we satisfy a performance obligation
We provide cloud computing services, including but not limited to compute, storage and networking, to our customers. We recognize revenue based on the customer utilization of these resources. Customer contracts are primarily month-to-month and do not include any minimum guaranteed quantities or fees. Fees are billed monthly, and payment is typically due upon invoicing. Revenue is recognized net of allowances for credits and any taxes collected from customers, which are subsequently remitted to governmental authorities.
Our global cloud platform is supported by various third parties. We considered the principal versus agent guidance in ASC 606 and concluded that we are the principal for all services provided to its customers.
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
Timing of revenue recognition may differ from the timing of invoicing to customers. We record a receivable when revenue is recognized prior to invoicing. Any payments received in advance of billing are a contract liability, which is recorded as Deferred revenue within Total current liabilities on the Consolidated Balance Sheets.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable primarily represents revenue recognized that was not invoiced at the balance sheet date and is primarily collected in the following month. We maintain the allowance for doubtful accounts for estimated losses expected to result from the inability of some customers to make payments as they become due. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based on historical loss patterns, the number of days that customer invoices are past due and an evaluation of the potential risk of loss associated with specific accounts. When management becomes aware of circumstances that may further decrease the likelihood of collection, it records a specific allowance against amounts due, which reduces the receivable to the amount that management reasonably believes will be collected. We record changes in our estimate to the allowance for doubtful accounts through bad debt expense and relieve the allowance after the potential for recovery is considered remote. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.
Stock-Based Compensation
ASC Topic 718, Compensation—Stock Compensation (“ASC 718”) requires that share-based compensation expense be measured and recognized at an amount equal to the fair value of share-based payments granted under compensation arrangements. The fair value of each restricted stock award or stock option awards that only contains a time-based vesting condition is equal to the market value of our common stock on the date of grant. For the award that contains a market condition, we estimate the fair value using a Monte Carlo simulation model whereby the fair value of the award is fixed at grant date and amortized over the longer of the remaining performance or service period. The Monte Carlo Simulation valuation model incorporates the following assumptions: expected stock price volatility, the expected life of the awards, a risk-free interest rate and expected dividend yield. Significant judgment is required in determining the expected volatility of our common stock. Due to the limited history of trading of our common stock, we determined expected volatility based on a peer group of publicly traded companies.
Internal-Use Software Costs
We capitalize costs to develop software for internal use when both the preliminary project stage is complete and management has authorized further funding for the project based on a determination that it is both probable that the project will be completed and used to perform the function intended. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Capitalized costs include external consulting fees, payroll and payroll-related costs, and stock-based compensation for employees in our development teams who are directly associated with, and who devote time to, our internal-use software projects during the application development stage. Once an application has reached the development stage, qualifying internal and external costs are capitalized until the application is substantially complete and ready for its intended use. Capitalized qualifying costs are amortized on a straight-line basis when the software is ready for its intended use over an estimated useful life, which is generally three years. We evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
We exercise judgment in determining the point at which various projects may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized.
Recently Adopted Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, in our Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.
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
Non‑GAAP Financial Measures
To supplement our consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States, or GAAP, we provide investors with non-GAAP financial measures including: (i) adjusted gross profit and adjusted gross margin; (ii) non-GAAP income from operations and non-GAAP operating margin; (iii) adjusted EBITDA and adjusted EBITDA margin; (iv) non-GAAP net income (loss) and non-GAAP diluted net income (loss) per share; and (v) free cash flow and free cash flow margin. These measures are presented for supplemental informational purposes only, have limitations as analytical tools and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In particular, free cash flow is not a substitute for cash used in operating activities. Additionally, the utility of free cash flow as a measure of our financial performance and liquidity is further limited as it does not represent the total increase or decrease in our cash balance for a given period. Our calculations of each of these measures may differ from the calculations of measures with the same or similar titles by other companies and therefore comparability may be limited. Because of these limitations, when evaluating our performance, you should consider each of these non-GAAP financial measures alongside other financial performance measures, including the most directly comparable financial measure calculated in accordance with GAAP and our other GAAP results. A reconciliation of each of our non-GAAP financial measures to the most directly comparable financial measure calculated in accordance with GAAP is set forth below.

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
The following table presents a reconciliation of Gross profit, the most directly comparable financial measure stated in accordance with GAAP, to adjusted gross profit, for each of the periods presented:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Gross profit	$257,966	$172,848	$132,564
Adjustments:
Depreciation and amortization	$81,937	$69,547	$58,975
Stock-based compensation	1,147	545	1,142
Adjusted gross profit	$341,050	$242,940	$192,681
Gross margin	60%	54%	52%
Adjusted gross margin	80%	76%	76%
Non-GAAP Income from Operations and Non-GAAP Operating Margin
We define non-GAAP income from operations as Loss from operations excluding stock-based compensation. We define non-GAAP operating margin as non-GAAP income from operations as a percentage of revenue. We use Non-GAAP income from operations to understand and evaluate our core operating performance and trends and to develop short-term and long-term operating plans. We believe that Non-GAAP income from operations facilitates comparison of our operating performance on a consistent basis between periods, and when viewed in combination with our results prepared in accordance with GAAP, helps provide a broader picture of factors and trends affecting our results of operations.
The following table presents a reconciliation of Loss from operations, the most directly comparable financial measure stated in accordance with GAAP, to Non-GAAP income (loss) from operations, for each of the periods presented:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Loss from operations	$(11,186)	$(15,791)	$(29,905)
Adjustments:
Stock-based compensation	$61,577	$29,456	$18,646
Non-GAAP income (loss) from operations	$50,391	$13,665	$(11,259)
Operating margin	(3)%	(5)%	(12)%
Non-GAAP operating margin	12%	4%	(4)%

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
The following table presents a reconciliation of Net loss attributable to common stockholders, the most directly comparable financial measure stated in accordance with GAAP, to adjusted EBITDA for each of the periods presented:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Net loss attributable to common stockholders	$(19,503)	$(43,568)	$(40,390)

Adjustments:
Depreciation and amortization	$88,372	$75,574	$63,081
Stock-based compensation	61,577	29,456	18,646
Interest expense	3,744	13,610	9,356
Income tax expense	1,302	911	793
Loss on extinguishment of debt	3,435	259	—
Restructuring and severance(1)	—	4,213	1,340
Asset impairment(2)	285	1,222	546
Revaluation of warrants	(556)	12,825	411
Acquisition related costs	469	—	88
Release of VAT reserve(3)	(3,188)	—	—
Other(4)	315	1,392	1,373
Adjusted EBITDA	$136,252	$95,894	$55,244
Adjusted EBITDA margin	32%	30%	22%
___________________
(1)Consists primarily of expenses related to changes in our senior leadership, sales and infrastructure teams.
(2)Consists of internal-use software impairment charges related to software that is no longer being used.
(3)Resolution of certain tax matters in certain jurisdictions with relevant authorities.
(4)Consists primarily of third-party consulting costs to enhance our finance function.
Non-GAAP Net Income (Loss) and Non-GAAP Diluted Net Income (Loss) Per Share
We define non-GAAP net income (loss) as Net loss attributable to common stockholders, excluding stock-based compensation, amortization of acquired intangibles, acquisition related costs, and a release of a VAT reserve. We define non-GAAP diluted net income (loss) per share as non-GAAP net income (loss) divided by the weighted-average shares including the dilutive effects of our convertible preferred stock, warrants, stock options, RSUs, PRSUs and Convertible Notes.

We believe non-GAAP net income (loss) per share provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this metric generally eliminates the effects of unusual or non-recurring items from period to period for reasons unrelated to overall operating performance.

	Year Ended December 31,
(In thousands except per share data)	2021	2020	2019
Net loss attributable to common stockholders	$(19,503)	$(43,568)	$(40,390)
Stock-based compensation	61,577	29,456	18,646
Amortization of acquired intangibles	671	304	228
Acquisition related costs	469	—	88
Release of VAT reserve(1)	(3,188)	—	—
Income tax effects of non-GAAP adjustments(2)	233	6	6
Non-GAAP Net income (loss)	$40,259	$(13,802)	$(21,422)
Non-GAAP Diluted net income (loss) per share	$0.34	$(0.33)	$(0.56)
Weighted-average shares used to compute Non-GAAP diluted net income (loss) per share(3)	118,028	41,658	38,004
___________________
(1)Resolution of certain tax matters in certain jurisdictions with relevant authorities.
(2)The income tax effects of non-GAAP adjustments are calculated based on the applicable statutory tax rate for the relevant jurisdiction, except for those items which are non-taxable or subject to valuation allowances for which the tax expense (benefit) was calculated at 0%. The tax benefit for amortization is calculated in a similar manner as the tax effects of the non-GAAP adjustments.
(3)Basic weighted-average shares was used to compute both basic and diluted non-GAAP net loss attributable to common stockholders per share for the years ended December 31, 2020 and December 31, 2019.
Free Cash Flow and Free Cash Flow Margin
Free cash flow is a non-GAAP financial measure that we define as Net cash provided by operating activities less purchases of property and equipment, capitalized internal-use software costs and purchase of intangible assets. Free cash flow margin is calculated as free cash flow divided by total revenue. We believe that free cash flow and free cash flow margin are useful indicators of liquidity that provide information to management and investors about the amount of cash generated from our core operations that, after the purchases of property and equipment, can be used for strategic initiatives, including investing in our business and selectively pursuing acquisitions and strategic investments. We further believe that historical and future trends in free cash flow and free cash flow margin, even if negative, provide useful information about the amount of Net cash provided by operating activities that is available (or not available) to be used for strategic initiatives. For example, if free cash flow is negative, we may need to access cash reserves or other sources of capital to invest in strategic initiatives. One limitation of free cash flow and free cash flow margin is that they do not reflect our future contractual commitments. Additionally, free cash flow does not represent the total increase or decrease in our cash balance for a given period.
The following table presents our cash flows for the periods presented and a reconciliation of free cash flow and free cash flow margin to Net cash provided by operating activities the most directly comparable financial measure calculated in accordance with GAAP:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Net cash provided by operating activities	$133,114	$58,115	$39,902
Adjustments:
Capital expenditures - property and equipment	$(97,072)	$(98,217)	$(53,504)
Capital expenditures - internal-use software development	(6,391)	(12,328)	(16,940)
Purchase of intangible assets	(5,636)	(5,118)	(14,055)
Free Cash Flow	$24,015	$(57,548)	$(44,597)
As a percentage of revenue:
Net cash provided by operating activities	31%	18%	16%
Free cash flow margin	6%	(18)%	(18)%
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
At December 31, 2021, we had cash and cash equivalents of $1.7 billion. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
As of December 31, 2021, we had $1.5 billion outstanding on our Convertible Notes which accrue interest at 0%. A hypothetical 10% change in interest rates would not result in a material impact on our consolidated financial statements.
Foreign Currency Exchange Risk
All of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Canada, the Netherlands, Germany, India and the United Kingdom. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have a material effect on our operating results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
DIGITALOCEAN HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of DigitalOcean Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of DigitalOcean Holdings, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2015.
New York, New York
February 25, 2022

DIGITALOCEAN HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$1,713,387	$100,311
Accounts receivable, less allowance for doubtful accounts of $4,212 and $3,104, respectively	39,619	28,098
Prepaid expenses and other current assets	17,050	19,544
Total current assets	1,770,056	147,953

Property and equipment, net	249,643	238,956
Restricted cash	2,038	2,226
Goodwill	32,170	2,674
Intangible assets, net	42,915	34,649
Deferred tax assets	88	82
Other assets	4,085	3,712
Total assets	$2,100,995	$430,252

Current liabilities:
Accounts payable	12,657	12,433
Accrued other expenses	31,907	27,025
Deferred revenue	4,826	4,873
Current portion of long-term debt	—	17,468
Other current liabilities	8,849	22,986
Total current liabilities	$58,239	$84,785

Deferred tax liabilities	421	211
Long-term debt	1,462,676	242,215
Other long-term liabilities	1,462	2,061
Total liabilities	$1,522,798	$329,272
Commitments and Contingencies (Note 8)

Convertible preferred stock	$—	$173,074

Preferred stock ($0.000025 par value per share; 10,000,000 and 0 shares authorized; 0 shares issued and outstanding as of December 31, 2021 and 2020, respectively)	$—	$—
Common stock ($0.000025 par value per share; 750,000,000 and 111,400,000 shares authorized; 109,175,863 and 45,299,339 issued; and 107,207,635 and 43,331,111 outstanding as of December 31, 2021 and 2020, respectively)	2	1
Treasury stock, at cost (1,968,228 shares at December 31, 2021 and 2020)	(4,598)	(4,598)
Additional paid-in capital	769,705	99,783
Accumulated other comprehensive loss	(374)	(245)
Accumulated deficit	(186,538)	(167,035)
Total stockholders’ equity (deficit)	$578,197	$(72,094)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$2,100,995	$430,252
See accompanying notes to consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue	$428,561	$318,380	$254,823
Cost of revenue	170,595	145,532	122,259
Gross profit	257,966	172,848	132,564
Operating expenses:
Research and development	115,684	74,970	59,973
Sales and marketing	50,878	33,472	31,340
General and administrative	102,590	80,197	71,156
Total operating expenses	269,152	188,639	162,469

Loss from operations	(11,186)	(15,791)	(29,905)

Other (income) expense:
Interest expense	3,744	13,610	9,356
Loss on extinguishment of debt	3,435	259	—
Other (income) expense, net	(164)	12,997	336
Other (income) expense	7,015	26,866	9,692

Loss before income taxes	(18,201)	(42,657)	(39,597)
Income tax expense	1,302	911	793
Net loss attributable to common stockholders	$(19,503)	$(43,568)	$(40,390)
Net loss per share attributable to common stockholders, basic and diluted	$(0.21)	$(1.05)	$(1.06)
Weighted-average shares used to compute net loss per share, basic and diluted	93,224	41,658	38,004
See accompanying notes to consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss attributable to common stockholders	$(19,503)	$(43,568)	$(40,390)
Other comprehensive loss:
Foreign currency translation adjustments, net of taxes	(129)	(133)	(59)
Comprehensive loss	$(19,632)	$(43,701)	$(40,449)
See accompanying notes to consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehen-sive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	40,750,324	$123,264	37,958,143	$1	(1,968,228)	$(4,598)	$30,863	$(53)	$(83,077)	$(56,864)
Issuance of common stock under stock option plan	—	—	3,137,706	—	—	—	5,819	—	—	5,819
Stock-based compensation	—	—	—	—	—	—	19,214	—	—	19,214
Other comprehensive loss	—	—	—	—	—	—	—	(59)	—	(59)
Net loss attributable to common stockholders	—	—	—	—	—	—	—	—	(40,390)	(40,390)
Balance at December 31, 2019	40,750,324	123,264	41,095,849	1	(1,968,228)	(4,598)	55,896	(112)	(123,467)	(72,280)
Issuance of common stock under stock option plan	—	—	4,203,490	—	—	—	13,905	—	—	13,905
Issuance of convertible preferred stock	4,721,905	49,810	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	29,982	—	—	29,982
Other comprehensive loss	—	—	—	—	—	—	—	(133)	—	(133)
Net loss attributable to common stockholders	—	—	—	—	—	—	—	—	(43,568)	(43,568)
Balance at December 31, 2020	45,472,229	173,074	45,299,339	1	(1,968,228)	(4,598)	99,783	(245)	(167,035)	(72,094)
Issuance of common stock in connection with initial public offering, net of underwriting discounts and issuance costs	—	—	16,500,000	1	—	—	722,980	—	—	722,981
Issuance of common stock under equity incentive plan, net of taxes withheld	—	—	3,793,386	—	—	—	15,502	—	—	15,502
Issuance of common stock under employee stock purchase plan, net of taxes withheld	—	—	117,996	—	—	—	4,401	—	—	4,401
Issuance of common stock for acquisition	—	—	636,994	—	—	—	27,566	—	—	27,566
Exercise of common stock warrants	—	—	296,848	—	—	—	—	—	—	—
Conversion of redeemable preferred stock warrants to common stock warrants	—	—	—	—	—	—	13,906	—	—	13,906
Conversion of convertible preferred stock to common stock in connection with initial public offering	(45,472,229)	(173,074)	45,472,229	—	—	—	173,074	—	—	173,074
Repurchase and retirement of common stock	—	—	(2,940,929)	—	—	—	(350,000)	—	—	(350,000)
Stock-based compensation	—	—	—	—	—	—	62,493	—	—	62,493
Other comprehensive loss	—	—	—	—	—	—	—	(129)	—	(129)
Net loss attributable to common stockholders	—	—	—	—	—	—	—	—	(19,503)	(19,503)
Balance at December 31, 2021	—	$—	109,175,863	$2	(1,968,228)	$(4,598)	$769,705	$(374)	$(186,538)	$578,197

See accompanying notes to consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net loss attributable to common stockholders	$(19,503)	$(43,568)	$(40,390)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	88,372	75,574	63,081
Stock-based compensation	61,577	29,456	18,646
Bad debt expense	9,207	11,089	10,074
Loss on extinguishment of debt	3,435	259	—
Release of VAT reserve	(3,188)	—	—
Non-cash interest expense	1,357	1,107	418
Loss on impairment	285	1,222	546
Revaluation of warrants	(556)	12,825	411
Other	121	(316)	427
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(20,727)	(17,141)	(14,413)
Prepaid expenses and other current assets	1,130	(13,328)	(2,839)
Accounts payable and accrued expenses	9,325	2,369	3,954
Deferred revenue	(46)	567	795
Other assets and liabilities	2,325	(2,000)	(808)
Net cash provided by operating activities	133,114	58,115	39,902

Investing activities
Capital expenditures - property and equipment	(97,072)	(98,217)	(53,504)
Capital expenditures - internal-use software development	(6,391)	(12,328)	(16,940)
Purchase of intangible assets	(5,636)	(5,118)	(14,055)
Cash paid for acquisition of businesses, net of cash acquired	(5,000)	—	(2,928)
Proceeds from sale of equipment	494	173	44
Net cash used in investing activities	(113,605)	(115,490)	(87,383)

Financing activities
Proceeds from issuance of convertible notes, net of issuance costs	1,462,195	—	—
Repayment of capital leases	—	(3,801)	(888)
Repayment of notes payable	(33,214)	(14,080)	(22,841)
Proceeds from third-party secured financings	—	7,795	11,495
Repayment of term loan	(166,813)	(73,500)	(3,281)
Proceeds from issuance of term loan, net of issuance costs	—	168,531	—
Repayment of borrowings under revolving credit facility	(63,200)	(84,500)	—
Proceeds from borrowings under revolving credit facility, net of issuance costs	—	61,394	59,500
Proceeds related to the issuance of common stock under equity incentive plan	18,369	13,905	5,819
Proceeds from the issuance of common stock under employee stock purchase plan	4,970	—	—
Employee payroll taxes paid related to net settlement of equity awards	(3,187)	—	—
See accompanying notes to consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Proceeds from initial public offering, net of underwriting discounts and commissions and other offering costs	724,384	(1,403)	—
Proceeds from the issuance of convertible preferred stock, net of issuance costs	—	49,810	—
Repurchase and retirement of common stock	(350,000)	—	—
Repayment of seller’s note	(125)	(125)	—
Net cash provided by financing activities	1,593,379	124,026	49,804

Increase in cash, cash equivalents and restricted cash	1,612,888	66,651	2,323
Cash, cash equivalents and restricted cash - beginning of period	102,537	35,886	33,563
Cash, cash equivalents and restricted cash - end of period	$1,715,425	$102,537	$35,886

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,344	$12,398	$8,829
Cash paid for taxes (net of refunds)	921	605	306
Non-cash investing and financing activities:
Capitalized stock-based compensation	$916	$526	$567
Property and equipment received but not yet paid, included in Accounts payable and Accrued other expenses	12,968	17,928	23,622
Seller financed equipment purchases	—	3,927	10,722
Issuance of common stock for acquisition	27,566	—	—
Debt issuance costs included in accounts payable and accrued liabilities	400	—	—
See accompanying notes to consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Initial Public Offering
On March 26, 2021, the Company completed its initial public offering (“IPO”), in which the Company issued and sold 16,500,000 shares of its common stock at a public offering price of $47.00 per share, which resulted in net proceeds of $722,981 after deducting the underwriting discounts and commissions and offering expenses payable by the Company. In connection with the IPO, all shares of the convertible preferred stock then outstanding automatically converted into 45,472,229 shares of common stock, and the redeemable convertible preferred stock warrants automatically converted into common stock warrants.
Prior to the IPO, deferred offering costs, which consist of direct incremental legal, accounting, and consulting fees relating to the IPO, were capitalized in Prepaid expenses and other current assets in the consolidated balance sheets. Upon the consummation of the IPO, $1,403 of net deferred offering costs were reclassified into stockholders’ equity as an offset against the IPO proceeds.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include accounts of the Company and all wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of December 31, 2021, results of operations for the years ended December 31, 2021, 2020 and 2019, cash flows for the years ended December 31, 2021, 2020 and 2019, and stockholders' equity for the years ended December 31, 2021, 2020 and 2019.
The consolidated financial statements include the accounts of DigitalOcean Holdings, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
Certain prior year amounts have been reclassified and revised to conform to the current year presentation.
Use of Estimates
The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make, on an ongoing basis, estimates, judgments and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Such estimates include, but are not limited to, those related to revenue recognition, accounts receivable and related reserves, useful lives and realizability of long lived assets, capitalized internal-use software development costs, accounting for stock-based compensation, valuation allowances against deferred tax assets, and the fair value and useful lives of tangible and intangible assets acquired and liabilities assumed resulting from business combinations. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933 (as amended, the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public

`
companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult because of the potential differences in accounting standards used.
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments in money market funds, commercial paper and certificates of deposit, with original maturities from the date of purchase of three months or less. The carrying amounts of cash and cash equivalents approximate fair value because of the short-term maturity and highly liquid nature of these instruments. As of December 31, 2021, the Company held $620,000 in short term investments, maturing monthly for the next three months, with yields ranging from 0.10% to 0.22%. No such investments were held as of December 31, 2020 or 2019.
Foreign Currency
The reporting currency of the Company is the United States dollar (“USD”). The functional currency of the Company is USD, and the functional currency of the Company’s subsidiaries is the local currency of the jurisdiction in which the foreign subsidiary is located. The assets and liabilities of the Company’s subsidiaries are translated to USD at exchange rates in effect at the balance sheet date. All income statement accounts are translated at monthly average exchange rates. Resulting foreign currency translation adjustments are recorded directly in Accumulated other comprehensive (loss) income.
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in Other (income) expense, net on the Consolidated Statements of Operations when realized.
Restricted Cash
Restricted cash includes deposits in financial institutions related to letters of credit used to secure lease agreements. The following table reconciles cash, cash equivalents and restricted cash per the Consolidated Statements of Cash Flows:

	December 31,
	2021	2020
Cash and cash equivalents	$1,713,387	$100,311
Restricted cash	2,038	2,226
Total cash, cash equivalents and restricted cash	$1,715,425	$102,537
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

`
which reduces the receivable to the amount that management reasonably believes will be collected. The Company records changes in the estimate to the allowance for doubtful accounts through bad debt expense and reverses the allowance after the potential for recovery is considered remote.
The following table presents the changes in our allowance for doubtful accounts for the period presented:

	December 31,
	2021	2020
Balance as of December 31, 2020	$3,104	$5,300
Bad debt expense, net of recoveries	9,207	11,089
Write-offs	(8,099)	(13,285)
Balance as of December 31, 2021	$4,212	$3,104
Fair Value of Financial Instruments
The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, the Company considers the principal or most advantageous market in which to transact and the market-based risk. The Company applies fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The carrying amounts reported in the consolidated financial statements approximate the fair value for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses due to their short-term nature. The carrying amount of the Company’s debt is classified as Level 2 due to limited trading activity of the 0% Convertible Senior Notes due December 1, 2026 and approximates fair value.
Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets and is included in depreciation and amortization expense in the Consolidated Statements of Operations. The estimated useful lives of property and equipment are as follows:

Property and Equipment Category	Useful Life
Computers and equipment	5 years
Furniture and fixtures	5 years
Leasehold improvements	Lesser of lease term or remaining useful life
Internal-use software	3 years
The Company periodically reviews the estimated useful lives of property and equipment.
Capitalization of Internal-Use Software Development Costs
Capitalization of costs incurred in connection with software developed for internal-use commences when both the preliminary project stage is completed and management has authorized further funding for the project, based on a determination that it is probable the project will be completed and used to perform the function intended. Capitalized costs include external consulting fees, payroll and payroll-related costs, and stock-based compensation for employees on development teams who are directly associated with, and who devote time to, internal-use software projects during the application development stage. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Costs incurred during the planning, training, and post-implementation stages of the software development lifecycle are expensed as incurred and have been included in Research and development expense on the Consolidated Statements of Operations.
Impairment of Long-Lived Assets
Long-lived assets, including property and equipment and intangible assets with definite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

`
Business Combinations
The Company recognizes assets acquired, liabilities assumed, and any contingent consideration related to business combinations based on estimates of their respective fair values on the date of acquisition. The purchase price is allocated to the identifiable net assets acquired, including intangible assets and liabilities assumed, based on estimated fair values at the date of acquisition. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities, if any, is recorded as goodwill. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates, or actual results. All subsequent changes to the estimated fair values of the acquired assets and liabilities assumed that occur within the measurement period and are based on facts and circumstances that existed at the acquisition date are recognized as an adjustment to goodwill.
Determining the fair value of assets acquired and liabilities assumed requires significant judgment, including the selection of valuation methodologies, estimates of future revenue and cash flows and discount rates in determining the fair value of intangible assets acquired and liabilities assumed. The assets purchased and liabilities assumed have been reflected on the Company’s Consolidated Balance Sheets, and the results are included on the Consolidated Statements of Operations and Consolidated Statements of Cash Flows from the date of acquisition.
Acquisition-related transaction costs, including legal and accounting fees and other external costs directly related to the acquisition, are recognized separately from the acquisition and expensed as incurred in General and administrative on the Consolidated Statements of Operations.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill is an asset representing the future economic benefit arising from other assets acquired in a business combination which are not individually identified and separately recognized. The Company does not amortize goodwill. Goodwill has resulted from the acquisition of Nanobox, Inc. (“Nanobox”) on April 4, 2019 and Nimbella Corp. (“Nimbella”) on September 1, 2021 as discussed in Note 3. Goodwill is reviewed for impairment on an annual basis as of October 1st of each year, or more frequently if a triggering event occurs. Goodwill was $32,170 and $2,674 as of December 31, 2021 and 2020, respectively, and reflects the excess of cost over fair market value of the identifiable assets of the company acquired. The increase of $29,496 for the year ended December 31, 2021 is attributable to the acquisition of Nimbella.
Indefinite-lived intangible assets consist of Internet Protocol (“IP”) addresses needed for customers to host their server online. The Company evaluates these indefinite-lived intangible assets for impairment on an annual basis as of October 1st of each year and whenever events or changes in circumstances indicate that an impairment may exist. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds these estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the asset or asset group, based on discounted cash flows. No impairment charges for goodwill and indefinite-lived intangible assets have been recorded during the years ended December 31, 2021 and 2020. Intangible assets with indefinite lives were $39,906 and $34,270 as of December 31, 2021 and 2020, respectively, and are included as Intangible assets on the Consolidated Balance Sheets.
Intangible Assets
Intangible assets with definite lives consist of acquired developed technology. Intangible assets with definite lives are stated at cost less accumulated amortization and are amortized on a basis consistent with the timing and pattern of expected cash flows used to value the intangible, generally on a straight-line basis over the useful life of three years. Intangible assets with definite lives were $3,009 and $379 as of December 31, 2021 and 2020, respectively, and are included as Intangible assets on the Consolidated Balance Sheets.
Redeemable Convertible Preferred Stock Warrant Liability
The Company accounted for freestanding warrants to purchase shares of their convertible preferred stock in Other current liabilities on the Consolidated Balance Sheets. The redeemable convertible preferred stock warrants (the “warrants”) were recorded as a liability as the underlying shares of convertible preferred stock were contingently redeemable, which was outside of the control of the Company. The warrants were recorded at fair value using the Black-Scholes option-pricing model upon issuance and subject to remeasurement to fair value at each balance sheet date, with any change in fair value recognized as a separate line item on the Consolidated Statements of Operations.
Immediately prior to the IPO, all shares of the convertible preferred stock then outstanding automatically converted into shares of common stock, and the redeemable convertible preferred stock warrants automatically converted into

`
common stock warrants. Therefore, as the warrants no longer permitted the holder to purchase redeemable shares of preferred stock, the warrant liability was remeasured and reclassified to Additional paid-in capital. The common stock warrants were fully exercised during the year ended December 31, 2021.
Revenue Recognition
The Company adopted FASB Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606” or “the standard”) and ASC 340-40, Contract Costs, effective January 1, 2019, using the modified retrospective method of adoption. The standard was applied only to contracts that are not completed at the date of initial application. The adoption of ASC 606 did not result in any significant changes to the amount and timing of revenue recognition in prior, current or future periods. Therefore, there was no cumulative adjustment as a result of adoption. The reported results for fiscal year 2019 and later reflect the application of ASC 606.
The Company accounts for revenue using the following steps:
1. Identify the contract with a customer
2. Identify the performance obligations in the contract
3. Determine the transaction price
4. Allocate the transaction price to performance obligations in the contract
5. Recognize revenue when or as we satisfy a performance obligation
The Company provides cloud computing services, including but not limited to compute, storage, and networking, to its customers. The Company recognizes revenue based on the customer utilization of these resources. Customer contracts are typically month-to-month and do not include any minimum guaranteed quantities or fees. Fees are billed monthly, and payment is typically due upon invoicing. Revenue is recognized net of allowances for credits and any taxes collected from customers.
The Company’s global cloud platform is supported by various third parties. The Company considered the principal versus agent guidance in ASC 606 and concluded that it is the principal for all services provided to its customers.
The Company may offer sales incentives in the form of promotional and referral credits, and grant credits to encourage customers to use the Company’s services. These types of promotional and referral credits typically expire in two months or less if not used. For credits earned with a purchase, they are recorded as contract liabilities when earned and recognized at the earlier of redemption or expiration. The majority of credits are redeemed in the month they are earned.
Timing of revenue recognition may differ from the timing of invoicing to the Company’s customers. The Company records a receivable when revenue is recognized prior to invoicing. Any payments received in advance of billing are a contract liability, which is recorded as Deferred revenue within Total current liabilities on the Consolidated Balance Sheets. Revenue recognized during the years ended December 31, 2021, 2020 and 2019, which was included in the Deferred revenue balances at the beginning of each respective period, was $2,672, $2,440 and $1,936, respectively.
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

`
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of personnel costs of our sales, marketing and customer support employees including salaries, bonuses, benefits and stock-based compensation. Sales and marketing expenses also include costs for marketing programs, advertising and professional service fees.
General and Administrative Expenses
General and administrative expenses consist primarily of personnel costs of our human resources, legal, finance, and other administrative functions including salaries, bonuses, benefits, and stock-based compensation. General and administrative expenses also include bad debt expense, software, payment processing fees, business insurance, depreciation and amortization expenses, rent and facilities costs, and other administrative costs.
Advertising and Other Promotional Costs
Advertising and other promotional costs are expensed as incurred and are included in Sales and marketing on the Consolidated Statements of Operations. Non-direct response advertising expenses were $14,577, $6,331 and $8,426 for the years ended December 31, 2021, 2020 and 2019, respectively.
Income Taxes
The Company accounts for income taxes pursuant to the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax assets and liabilities are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. Federal, state, and foreign income taxes are provided based on statutory rates.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law. The Tax Act requires an entity to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to Global Intangible Low Taxed Income ("GILTI") as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into an entity’s measurement of its deferred taxes (the “deferred method”). The Company recorded tax expense related to GILTI in the effective tax rate for the years ended December 31, 2020 and 2019 and has elected to treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred using the period cost method.
The Company accounts for uncertainty in income taxes using a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by the taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate audit settlement.
The Company recognizes interest and penalties, if any, associated with income tax matters as part of income tax expense on the Consolidated Statements of Operations and includes accrued interest and penalties with the related income tax liability in other current liabilities on the Consolidated Balance Sheets.
Segment Information
The Company’s chief operating decision maker, the chief executive officer, reviews discrete financial information presented on a consolidated basis for purposes of regularly making operating decisions, allocation of resources, and assessing financial performance. Accordingly, the Company has one operating and reporting segment.

`
Geographical Information
Revenue, as determined based on the billing address of the Company’s customers, was as follows:

	Year Ended December 31,
	2021	2020	2019
North America	38%	38%	38%
Europe	30%	30%	30%
Asia	22%	22%	24%
Other	10%	10%	8%
Total	100%	100%	100%
Revenue derived from customers in the United States was 31% of total revenue for the years ended December 31, 2021 and 2020, and 32% of total revenue for the year ended December 31, 2019.
No country outside of the United States had revenue greater than 10% of total consolidated revenue in any period presented.
Property and equipment located in the United States was 50% and 48% as of December 31, 2021 and 2020, respectively, with the remainder of net assets residing in international locations, primarily in the Netherlands, Singapore and Germany.
Concentration of Credit Risk
The amounts reflected in the consolidated balance sheets for cash and cash equivalents, restricted cash, and trade accounts receivable are exposed to concentrations of credit risk. Although the Company maintains cash and cash equivalents with multiple financial institutions, the deposits, at times, may exceed federally insured limits. The Company believes that the financial institutions that hold its cash and cash equivalents are financially sound and, accordingly, minimal credit risk exists with respect to these balances.
The Company’s customer base consists of a significant number of geographically dispersed customers. No customer represented 10% or more of accounts receivable, net as of December 31, 2021 and 2020. Additionally, no customer accounted for 10% or more of total revenue during the years ended December 31, 2021, 2020 and 2019, respectively.
Stock-Based Compensation
Stock Options
Compensation expense related to stock-based transactions, including employee, consultant, and non-employee director stock option awards, is measured and recognized, net of estimated forfeitures, in the Consolidated Statements of Operations based on fair value. The fair value of each option award is estimated on the grant date using the Black Scholes option-pricing model. Expense is recognized on a straight-line basis over the requisite service period. The option-pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock, the expected term of the option, the expected volatility of the price of the Company’s common stock, risk-free interest rates, and the expected dividend yield of the Company’s common stock. The assumptions used in the option-pricing model represent management’s best estimates.
Expected volatility is a measure of the amount by which the stock price is expected to fluctuate. Since the Company does not have sufficient trading history of its common stock, the Company estimates the expected volatility of its stock options at the grant date by taking the average historical volatility of a group of comparable publicly traded companies over a period equal to the expected life of the options.
The Company determines the expected term based on the average period the stock options are expected to remain outstanding using the simplified method, generally calculated as the midpoint of the stock options’ vesting term and contractual expiration period, as the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.
The Company uses the U.S. Treasury yield for our risk-free interest rate that corresponds with the expected term. The Company utilizes a dividend yield of zero, as the Company does not currently issue dividends, nor does the Company expect to do so in the future.

`
The Company measures stock options granted to employees and directors based on their fair value on the date of the grant and recognize compensation expense of those awards, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. The Company applies the straight‑line method of expense recognition to all awards with only service based vesting conditions.
Stock-based compensation for non-employee stock options is calculated using the Black-Scholes option pricing model and is recorded as the options vest.
Restricted Stock Units
The Company issues restricted stock units (“RSUs”) as incentive awards to its employees. RSUs are payable in shares of the Company’s common stock as the periodic vesting requirements are satisfied. The value of RSUs is determined using the intrinsic value method and is based on the number of shares granted and the valuation of the Company’s common stock on the date of grant.
Performance-Based Restricted Stock Units
The Company grants performance-based restricted stock units (“PRSUs”) primarily to members of the executive team and, in limited instances, to other employees in connection with a specific transaction. PRSUs have vesting conditions based on pre-established performance goals of the Company. The fair value is determined based on the closing quoted price of the Company’s common stock on the grant date and the fair value is recognized using the graded-vesting attribution method over the requisite service period. We evaluate the probability of meeting the performance criteria at each balance sheet date. Changes to the probability assessment and the estimate of shares expected to vest will result in adjustments to the related share-based compensation expense that will be recorded in the period of change.
Market-Based Restricted Stock Units
The Company grants market-based restricted stock units (“MRSUs”) to the chief executive officer. The stock-based compensation expense for market-based restricted stock units is measured at fair value on the date of grant. The market conditions are considered in the grant date fair value using a Monte Carlo valuation model, which utilizes multiple input variables to determine the probability of the Company achieving the specified market conditions. Stock-based compensation expense related to an award with a market condition will be recognized over the requisite service period regardless of whether the market condition is satisfied, provided that the requisite service period has been completed.
Employee Stock Purchase Plan
The Company offers an Employee Stock Purchase Plan (“ESPP”) that permits eligible employees to purchase shares of the Company’s common stock at a discount. The fair value of awards under the ESPP is calculated at the beginning of each offering period. The Company estimates the fair value of the awards using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the input of subjective assumptions, including price volatility of the underlying stock, risk-free interest rate, dividend yield, and the offering period. This fair value is then amortized on a straight-line basis, net of forfeitures, over the offering period. Stock-based compensation expense is based on awards expected to be purchased at the beginning of the offering period, and therefore is reduced when participants withdraw during the offering period.
Net Loss per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Prior to the conversion of the preferred stock, holders of Series Seed, Series A-1, Series B and Series C convertible preferred stock were each entitled to receive non-cumulative dividends payable prior and in preference to any dividends on any shares of the Company’s common stock. Under the two-class method, net income is attributed to common stockholders and participating securities based on their participation rights. The holders of the convertible preferred stock did not have a contractual obligation to share in the losses of the Company. As such, the Company’s net losses for the years ended December 31, 2021, 2020 and 2019 were not allocated to these participating securities.
Basic and diluted net loss per common share attributable to common stockholders is presented in conformity with the treasury stock method required for stock-based compensation and warrants, and in conformity with the if-converted method required for the convertible notes.
As the Company has reported losses for all periods presented, all potentially dilutive securities are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.

`
Recent Accounting Pronouncements – Pending Adoption
The following effective dates represent the requirements for private companies which the Company has elected as an emerging growth company.
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842), and additional changes, modifications, clarifications, or interpretations related to this guidance thereafter (“ASU 2016-02”). ASU 2016-02 requires a reporting entity to recognize right-of-use assets and lease liabilities on the balance sheet for operating leases to increase transparency and comparability. ASU 2016-02 is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022 with early adoption permitted. The Company expects to elect the package of transition practical expedients, which allows them to carry forward their historical assessment of (1) whether contracts are or contain leases, (2) lease classification, and (3) initial direct costs. In addition, the Company expects to elect the practical expedient that allows lessees the option to account for lease and non-lease components together as a single component for all classes of underlying assets.
The Company has made substantial progress in executing its implementation plan. It is in the process of revising its controls and processes to address the lease standard and has substantially completed the implementation and data input for the lease accounting software tool that it will use post-adoption. ASU 2016-02 also requires expanded disclosure regarding the amounts, timing and uncertainties of cash flows related to a company’s lease portfolio. The Company is evaluating these disclosure requirements and is incorporating the collection of relevant data into its existing financial reporting processes. While the Company expects the adoption of this standard to result in an increase to the reported assets and liabilities, the Company is currently evaluating the impact of adoption on the consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, with subsequent amendments, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires immediate recognition of management’s estimates of current expected credit losses. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2022, and interim periods within annual periods beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the impact of adoption on the consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 eliminates certain exceptions in FASB Topic 740: Income Taxes (“ASC 740”) related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company does not expect that the new standard will have a material impact on its consolidated financial statements and related disclosures.
Recent Accounting Pronouncements – Adopted
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes from GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Among other potential impacts, this change is expected to reduce reported interest expense, increase reported net income, and result in a reclassification of certain conversion feature-related balance sheet amounts from stockholders’ equity to liabilities as it relates to the Company’s convertible senior notes. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share, which is consistent with the Company’s accounting treatment under the current standard. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021. The Company early adopted the new standard using the modified retrospective method effective January 1, 2021 and there was no impact to any previously disclosed amounts or disclosures for the comparative periods.

`
Note 3. Acquisitions, Goodwill and Intangible Assets
Nimbella Corp.
On September 1, 2021, the Company consummated a business combination acquiring 100% of Nimbella pursuant to an Agreement and Plan of Reorganization. Nimbella provides a serverless platform, built on open source technologies, that is designed to simplify the cloud programming experience and help developers and SMBs focus more on application development and business outcomes and less on managing the underlying infrastructure. This acquisition has been accounted for as a business combination.
The total consideration was as follows:

Cash consideration transferred	$6,025
Fair value of common stock issued(1)	27,566
Total consideration paid	$33,591
___________________
(1)Total shares issued in connection with the acquisition was 636,994, of which 436,790 were treated as consideration paid at a closing stock price of $63.11 on September 1, 2021 and 200,204 were treated as stock-based compensation that will be expensed over 36 months. See Note 10. Stock-Based Compensation, Restricted Shares for more details.
The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations, and accordingly, the total fair value of the purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date.
The aggregate purchase consideration and estimated fair values of the assets acquired and liabilities assumed at the date of acquisition were as follows:

	Amounts Allocated	Useful Life (in years)
Net tangible assets (including cash acquired)	$795	N/A
Developed technology	3,300	3
Goodwill	29,496	N/A
Total fair value of net assets acquired	$33,591
Goodwill represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including an experienced workforce that will help accelerate product development and go to market strategy, and is not deductible for income tax purposes as the transaction was treated as a stock acquisition. Pro forma results of operations for this acquisition have not been presented because they were not material to the consolidated results of operations. The results of operations of Nimbella, which are not material, have been included in the consolidated financial statements from the date of purchase.
Nanobox, Inc.
On April 4, 2019, the Company acquired 100% of the outstanding equity of Nanobox, a deployment and management platform provider for cloud infrastructure for a purchase price of $3,544. The Company has accounted for this transaction as a business combination. In allocating the aggregate purchase price based on the estimated fair values, the Company recorded $910 as a developed technology intangible asset (to be amortized over an estimated useful life of three years) and $2,674 as goodwill, which is not deductible for income tax purposes as the transaction was treated as a stock acquisition.
Goodwill and Intangible Assets, net
Movements in goodwill during the years ended December 31, 2021 and 2020 were as follows:

Balance at January 1, 2020	$2,674
Balance at December 31, 2020	2,674
Acquisition	29,496
Balance at December 31, 2021	$32,170

`
Intangible assets, net consisted of the following amounts:

	December 31,
	2021	2020
Asset Type
IP addresses	$39,906	$34,270
Developed technology	4,210	910
Total carrying value	$44,116	$35,180
Accumulated Amortization
Developed technology	$(1,201)	$(531)
Total accumulated amortization	(1,201)	(531)
Total intangible assets, net	$42,915	$34,649
Amortization expense was $645 and $329 for the years ended December 31, 2021 and 2020, respectively. Amortization expense for the next five years and thereafter, based on valuations and determinations of useful lives, is expected to be as follows:

2022	$1,176
2023	1,100
2024	733
Thereafter	—
Total estimated future intangible amortization expense	$3,009
Note 4. Balance Sheet Details
Property and equipment, net
Property and equipment, net consisted of the following:

	December 31,
	2021	2020
Computers and equipment	$487,484	$442,778
Furniture and fixtures	1,511	1,511
Leasehold improvements	6,820	6,820
Internal-use software	68,321	61,640
Property and equipment, gross	$564,136	$512,749

Less: accumulated amortization	$(49,268)	$(36,186)
Less: accumulated depreciation	(265,225)	(237,607)
Property and equipment, net	$249,643	$238,956
Depreciation expense on property and equipment for the years ended December 31, 2021, 2020, and 2019 was $74,278, $62,016 and $53,707, respectively.
The Company capitalized costs related to the development of computer software for internal use of $7,307, $12,854 and $17,507 for the years ended December 31, 2021, 2020, and 2019, respectively, which is included in internal-use software costs within Property and equipment, net. Amortization expense related to internal-use software for the years ended December 31, 2021, 2020, and 2019 was $13,424, $13,255, and $9,146, respectively.
During the years ended December 31, 2021, 2020, and 2019, the Company recorded an impairment loss of $285, $1,222, and $546, respectively, related to software that is no longer being used. This impairment loss is included in Cost of revenue and Research and development on the Consolidated Statements of Operations.

`
Accrued other expenses
Accrued other expenses consisted of the following:

	December 31,
	2021	2020
Accrued bonuses	$19,083	$12,512
Accrued capital expenditures	3,398	8,478
Other accrued expenses	9,426	6,035
Total accrued other expenses	$31,907	$27,025
Other current liabilities
Other current liabilities consisted of the following:

	December 31,
	2021	2020
Accrued taxes	$6,755	$7,758
Warrant liability	—	14,463
ESPP withholding	1,495	—
Other	599	765
Total other current liabilities	$8,849	$22,986
Note 5. Fair Value Measurements
The accounting guidance for fair value provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:
Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.
Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
The following table summarizes, for the periods indicated, liabilities measured at fair value on a recurring basis:

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
LEVEL 3
Warrant liability	$—	$—	$14,463	$14,463
During 2014 and 2015, the Company issued warrants to third parties as partial consideration for property and equipment primarily used in our co-location centers. These warrants allowed the holder to purchase 66,668 shares of Series A-1 preferred stock at $1.50 per share, and 241,964 shares of Series A-1 preferred stock at $2.0663 per share, exercisable upon issuance. The warrants had a term of 10 years and were scheduled to expire at various dates through 2025.

With the conversion of the convertible preferred stock into shares of common stock upon the completion of the IPO, 308,632 shares of the redeemable convertible preferred stock warrants automatically converted into common stock warrants. The warrants were remeasured on the date of the IPO using the public offering price of $47.00 per share, which resulted in a gain of $556 that was recorded to Other (income) expense, net for the period ending March 31, 2021. The warrants were considered indexed to the Company’s own stock and therefore no subsequent remeasurement is required.
Upon issuance, the Company determined the fair value of the warrants using the Black-Scholes option pricing model with the following assumptions:

Expected life in years	Risk-Free Rate	Expected volatility	Dividend yield
10	2.34% - 2.82%	76% - 78%	0%
Warrants outstanding as of December 31, 2020 were recorded at fair value based on the following assumptions:

Expected life in years	Risk-Free Rate	Expected volatility	Dividend yield
3.05 - 3.77	0.17% - 0.24%	55% - 57%	0%
The table below sets forth a summary of changes in the fair value of the warrant liability using Level 3 assumptions:

Balance at January 1, 2020	$1,638
Fair value adjustment	12,825
Balance at December 31, 2020	14,463
Fair value adjustment	(556)
Reclassification to Additional paid-in capital	(13,907)
Balance at December 31, 2021	$—
The resulting fair value adjustments during the years ended December 31, 2021 and 2020 was recorded as Other (income) expense, net on the Consolidated Statements of Operations.
Note 6. Debt
Debt consisted of the following:

	December 31,
	2021	2020
Credit Facility
Term Loan(1)	$—	$165,051
Revolving Credit Facility	—	63,200
Notes payable	—	31,432
Convertible Notes(2)	1,462,676	—
Total debt	$1,462,676	$259,683
Less: current portion
Term Loan	$—	$(7,438)
Notes payable	—	(10,030)
Current portion of long-term debt	—	(17,468)
Total long-term debt	$1,462,676	$242,215
___________________
(1)Amount is net of unamortized discount and debt issuance costs of $1,761 as of December 31, 2020.
(2)Amount is net of unamortized debt issuance costs of $37,324 as of December 31, 2021.

Credit Facility
In February and March 2020, the Company entered into and subsequently amended a second amended and restated credit agreement with KeyBank National Association as administrative agent. In November 2021, the Company further amended such credit agreement (as amended, the “Credit Facility”) to revise certain covenants that restricted the incurrence of indebtedness to permit the issuance of the convertible notes discussed below. The Credit Facility had a total draw down capacity of $320,000, with a $150,000 revolver (“Revolving Credit Facility”) and a $170,000 term loan (“Term Loan”). As of March 31, 2021, the Company paid the remaining obligations on the outstanding Credit Facility, including the Term Loan, which balance was permanently reduced to zero. At December 31, 2021, the Company had available borrowing capacity of $150,000 on the Revolving Credit Facility. The Credit Facility will mature on February 13, 2025. The Company recognized a loss on extinguishment of debt of $1,652 for the unamortized discount and debt issuance costs related to the Term Loan in the first quarter of 2021. The write-off of the unamortized discount and debt issuance costs represent a non-cash adjustment to reconcile net income to net cash provided by operating activities within the Consolidated Statements of Cash Flows.
The Credit Facility is secured by a first-priority security interest in substantially all of the assets of the Company. The Credit Facility contains certain financial and operational covenants, including a maximum ratio of net debt to EBITDA of 4.50x with step-downs over time, and a maximum debt service coverage ratio of 3.00x. As of December 31, 2021, the Company was in compliance with all covenants under the Credit Facility.
The interest rate on the Credit Facility will be, at the Company’s option, a per annum rate equal to either (x) LIBOR plus an applicable margin varying from 2.00% to 4.00% or (y) a base rate plus an applicable margin varying from 1.00% to 3.00%, in each case subject to a pricing grid based on a minimum Total Net Leverage (as defined in the Credit Facility) calculation.
The Revolving Credit Facility provides for an annual commitment fee equal to 0.25% to 0.40% per annum, based on the Company’s Total Net Leverage ratio, applied to the average daily unused amount of the Revolving Credit Facility. The Company incurred commitment fees on the unused balance of the Revolving Credit Facility of $362, $307, and $201 for the years ended December 31, 2021, 2020, and 2019, respectively.
Loans under the Revolving Credit Facility are due in full in February 2025. As the Revolving Credit Facility is a multi-year revolving credit agreement, the Company classifies the facility as long-term debt as it has the intent and ability to maintain outstanding for longer than 12 months.
Interest and amortization of deferred financing fees for the years ended December 31, 2021, 2020, and 2019 was $2,243, $10,114 and $7,707, respectively.
Notes Payable
During the three months ended March 31, 2021, the Company paid the remaining obligations on all outstanding notes payable.
Total interest expense for the years ended December 31, 2021, 2020, and 2019 was $254, $2,627, and $1,598, respectively. The Company recognized a loss on extinguishment of debt of $1,783 for unaccrued interest paid in conjunction with the payoff of the remaining debt obligation during the years ended December 31, 2021.
Convertible Notes
In November 2021, the Company issued $1,500,000 aggregate principal amount of 0% Convertible Senior Notes due December 1, 2026 (“Convertible Notes”) in a private offering, including the exercise in full of the over-allotment option granted to the initial purchasers of $200,000. The Convertible Notes were issued pursuant to an indenture ("Indenture") between the Company and U.S. Bank National Association, as trustee. The Convertible Notes are senior unsecured obligations of the Company and do not bear regular interest, and the principal amount of the Convertible Notes does not accrete. The net proceeds from this offering were $1,461,795, after deducting underwriting fees, expenses and commissions. Amortization of deferred financing fees for the year ended December 31, 2021 was $881.
The Convertible Notes will mature on December 1, 2026 unless earlier converted, redeemed, or repurchased. The Convertible Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding June 1, 2026, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2022, if the last reported sale price of the Company’s common stock, par value $0.000025 per share, exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (such ten consecutive trading day period, the “measurement period”) in which the trading price of the Convertible Notes (as defined in the Indenture) for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the common stock on such trading day and the conversion rate on such trading day; (3) if the Company calls such Convertible Notes for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date; (4) upon the occurrence of specified corporate events as set forth in the Indenture or distributions on the common stock.
On or after June 1, 2026 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Convertible Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. The conversion rate for the Convertible Notes is initially 5.6018 shares of the Company’s common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $178.51 per share), subject to adjustment as set forth in the Indenture. The conversion rate is subject to customary adjustments under certain circumstances in accordance with the terms of the Indenture. In addition, if certain corporate events that constitute a make-whole fundamental change occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. Upon conversion, the Company may satisfy its conversion obligation by paying and/or delivering, as the case may be, cash, shares of the common stock or a combination of cash and shares of the common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the Indenture. It is the Company's current intent to settle the principal amount of the Convertible Notes with common stock.
The Company may redeem for cash all or any portion of the Convertible Notes, at its option, on or after December 2, 2024 and on or before the 25th scheduled trading day immediately before the maturity date, if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price then in effect on each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the trading day immediately preceding the date on which the Company provides a notice of redemption at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus any accrued and unpaid special interest and additional interest, if any, to, but excluding, the redemption date.
Upon the occurrence of a fundamental change (as defined in the Indenture), subject to certain conditions, holders may require the Company to repurchase all or a portion of the Convertible Notes for cash at a price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus any accrued and unpaid special interest and additional interest, if any, to, but excluding, the fundamental change repurchase date.
Outstanding Borrowings
As of December 31, 2021, the $1,500,000 aggregate principal of the Convertible Notes is expected to mature on December 1, 2026 with no other payments required prior to that date.
Note 7. Operating Leases
The Company leases data center facilities and office space under generally non-cancelable operating lease agreements, which expire at various dates through 2025. Facility leases generally include renewal options and may include escalating rental payment provisions. Additionally, the leases may require us to pay a portion of the related operating expenses. Rent expense related to these operating leases for the years ended December 31, 2021, 2020, and 2019 was $49,923, $41,912, and $34,897, respectively.
Future minimum rental payments under operating lease agreements, which included renewals and modifications as of January 31, 2022, were as follows:

2022	$48,669
2023	37,961
2024	36,974
2025	7,447
2026	3,025
Thereafter	762
Total minimum operating lease payments	$134,838

Note 8. Commitments and Contingencies
Purchase Commitments
As of December 31, 2021, the Company had long-term commitments for bandwidth usage with various networks and internet service providers and entered into purchase orders with various vendors. The total minimum future commitments for bandwidth usage and purchase orders as of December 31, 2021 were as follows:

2022	$8,548
2023	6,170
2024	4,452
Thereafter	—
Total purchase commitments	$19,170
Letters of Credit
In conjunction with the execution of certain office space operating leases, letters of credit in the aggregate amount of $2,038 and $2,226 were issued and outstanding as of December 31, 2021 and 2020, respectively. No draws have been made under such letters of credit. These funds are included as Restricted cash on the Consolidated Balance Sheets as they are related to long-term operating leases and are included in beginning and ending Cash, cash equivalents and restricted cash in the Consolidated Statements of Cash Flows. Certain of the letters of credit can be reduced on an annual basis until 2022, at which point the deposit required will similarly reduce to meet minimum threshold requirements.
Legal Proceedings
The Company may be involved in various legal proceedings and litigation arising in the ordinary course of business. While it is not feasible to predict or determine the ultimate disposition of any such litigation matters, the Company believes that any such legal proceedings will not have a material adverse effect on its consolidated financial position, results of operations, or liquidity.
Note 9. Stockholders’ Equity (Deficit)
Common Stock
The Company’s amended and restated certificate of incorporation authorizes the issuance of common and preferred stock. Holders of common stock are entitled to one vote per share.
As of December 31, 2021 and 2020, the Company was authorized to issue 750,000,000 and 111,400,000 shares of common stock, respectively, with a par value of $0.000025 per share.
To minimize the impact of potential economic dilution upon conversion of the Convertible Notes, the Company repurchased and subsequently retired 2,940,929 shares of common stock at $119.01 per share, for a total cost of $350,000 in November 2021. The Company accounted for this retirement of repurchased shares as a deduction from Common stock for par value and from Additional paid in capital for the excess over par value.
Common Stock Reserved for Future Issuance
The Company is authorized to reserve shares of common stock for potential conversion as follows:

	December 31,
	2021	2020
Series Seed preferred stock	—	12,517,832
Series A-1 preferred stock(1)	—	18,304,108
Series B preferred stock	—	10,237,032
Series C preferred stock	—	4,721,905
2021 Equity Incentive Plan	30,930,000	34,821,642
Employee Stock Purchase Plan	2,200,000	—
Total number of shares for common stock reserved	33,130,000	80,602,519

___________________
(1)Amount includes 308,632 shares of common stock held in reserve for the redeemable convertible preferred stock warrants which were converted to common stock warrants upon the completion of the IPO and were exercised during 2021.
Preferred Stock
In connection with the IPO, the Company's amended and restated certificate of incorporation became effective, which authorized the issuance of 10,000,000 shares of preferred stock with a par value of $0.000025 per share with rights and preferences, including voting rights, designated from time to time by the Company's board of directors. No shares of preferred stock were issued and outstanding as of December 31, 2021.
Redeemable Convertible Preferred Stock
Upon completion of the IPO, all shares of Series Seed, Series A, Series B, and Series C redeemable convertible preferred stock then outstanding, totaling 45,472,229 shares, were automatically converted into an equivalent number of shares of common stock. The carrying value of $173,074 was reclassified into Stockholders' equity (deficit). As of December 31, 2021, there were no shares of redeemable convertible preferred stock authorized, issued and outstanding.
Common Stock Warrants
During 2015 and 2014, the Company issued warrants to third parties as partial consideration for property and equipment primarily used in our co-location centers. These warrants allowed the holder to purchase 66,668 shares of common stock at $1.50 per share, and 241,964 shares of common stock at $2.0663 per share. The warrants, which are equity classified, were immediately exercisable, had a term of ten years and various expiration dates through 2025.
During April 2021, a warrant holder net exercised its warrant for 64,328 shares of common stock. During July 2021, a warrant holder net exercised its warrants for 232,520 shares of common stock. No warrants remain outstanding as of July 31, 2021 and no further warrants have been issued.
Treasury Stock
The Company records treasury stock at the cost to acquire shares and is included as a component of Stockholders’ equity (deficit). At December 31, 2021 and 2020, the Company had 1,968,228 shares of treasury stock which were carried at its cost basis of $4,598 on the Consolidated Balance Sheets.
Note 10. Stock-Based Compensation
Equity Incentive Plan
In March 2021, the Company’s board of directors adopted, and the stockholders approved, the 2021 Equity Incentive Plan. The 2021 Equity Incentive Plan is a successor to and continuation of the 2013 Stock Plan. The 2021 Equity Incentive Plan became effective on the date of the IPO with no further grants being made under the 2013 Stock Plan, however, awards outstanding under our 2013 Stock Plan will continue to be governed by their existing terms. The 2021 Equity Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units awards (“RSUs”), performance awards, and other awards to employees, directors, and consultants up to an aggregate of 30,930,000 shares of common stock. Shares issued pursuant to the exercise of these awards are transferable by the holder. Amounts paid by economic interest holders in excess of fair value are recorded as stock-based compensation (see Note 14).

Stock Options
Stock options granted have a maximum term of ten years from the grant date, are exercisable upon vesting and vest over a period of four years. Stock option activity for the year ended December 31, 2021 was as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Life in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2021	16,933,494	$6.73	8.44	$596,767
Exercised	(3,704,250)	4.96
Forfeited or cancelled	(795,085)	7.87
Outstanding at December 31, 2021	12,434,159	7.19	7.64	909,494
Vested and exercisable at December 31, 2021	6,245,987	5.83	7.22	465,348
Vested and unvested expected to vest at December 31, 2021	10,694,123	$6.81	7.55	$786,229
The aggregate intrinsic value represents the difference between the fair value of common stock and the exercise price of outstanding in-the-money options. The aggregate intrinsic value of exercised options for the years ended December 31, 2021, 2020, and 2019 was $189,422, $23,018, and $10,361, respectively.
There were no stock options issued for the year ended December 31, 2021. The following weighted-average assumptions were used to estimate the grant date fair value of stock options as of December 31, 2020:

Expected volatility	52.06%
Expected life in years	6
Risk-free interest rate	0.57%
Dividend yield	0%
The weighted-average grant date fair value of options granted to participants during the years ended December 31, 2020 and 2019 was $10.01 and 2.62, respectively. No options were granted during the year ended December 31, 2021. The aggregate estimated fair value of stock options granted to participants that vested during the years ended December 31, 2021, 2020, and 2019 was $22,395, $9,810, and $6,338, respectively.
As of December 31, 2021, there was $28,609 of unrecognized stock-based compensation expense related to outstanding stock options granted that is expected to be recognized over a weighted-average period of 2.44 years.
RSUs
RSUs granted vest over four years. RSU activity for the year ended December 31, 2021 was as follows:

	Shares	Weighted-Average Fair Value
Unvested balance at January 1, 2021	413,750	$13.69
Granted	3,253,645	48.68
Vested	(152,903)	24.60
Forfeited or cancelled	(180,355)	43.33
Unvested balance at December 31, 2021	3,334,137	45.74
Vested and expected to vest at December 31, 2021	2,135,576	$45.74
As of December 31, 2021, there was $78,268 of unrecognized stock-based compensation expense related to outstanding RSUs granted that is expected to be recognized over a weighted-average period of 3.20 years.
PRSUs
The Company issued performance-based restricted stock units (“PRSUs”) which will vest based on the achievement of each award’s established performance targets. PRSU activity for the year ended December 31, 2021 was as follows:

	Shares	Weighted-Average Fair Value
Unvested balance at January 1, 2021	—	$—
Granted	578,949	48.04
Unvested balance at December 31, 2021	578,949	$48.04
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
Compensation cost in connection with the probable number of shares that will vest will be recognized using the accelerated attribution method. As of December 31, 2021, the Company determined that it was probable that the LTIP PRSUs (defined below) and the other PRSU awards would vest, resulting in $7,894 of unrecognized stock-based compensation that is expected to be recognized over a weighted-average period of 1.0 years.
LTIP PRSUs
On June 10, 2021, the Company granted PRSUs to certain executives of the Company (the “LTIP PRSUs”). A percentage of the PRSUs will become eligible to vest based on the Company’s financial performance level for fiscal year 2021 (the “Performance Period”). The financial performance level is determined as the percentage equal to the sum of the revenue growth percentage (percentage increase in revenue from fiscal year 2020 to fiscal year 2021) and profitability percentage (adjusted EBITDA margin minus capital expenditures as a percentage of revenue). Capital expenditures includes purchases of intangible assets, seller financed equipment purchases and acquisition of property and equipment from capital leases.
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
The CEO Performance Award will be earned based on the Company’s stock price performance over a seven-year period beginning on the date of grant. The CEO Performance Award, which is estimated to have a grant date fair value of approximately $75,300 derived by using a discrete model based on multiple stock price-paths developed through the use of a Monte Carlo simulation, is divided into five tranches that will be earned based on the achievement of stock price goals, measured based on the average of the Company’s closing stock price over a consecutive ninety (90) trading day period during the performance period as set forth in the table below.

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
MRSU activity for the year ended December 31, 2021 was as follows:

	Shares	Weighted-Average Fair Value
Unvested balance at January 1, 2021	—	$—
Granted	3,000,000	25.12
Unvested balance at December 31, 2021	3,000,000	$25.12
The weighted-average grant date fair value of market-based performance stock units and the related assumptions used in the Monte Carlo simulation to record stock-based compensation for units granted during the periods presented, were as follows:

Expected volatility	46.27%
Expected life in years	7
Risk-free interest rate	1.01%
Dividend yield	0%
As of December 31, 2021, there was $67,830 of unrecognized stock-based compensation related to the MRSUs granted that is expected to be recognized over a weighted-average period of 4.39 years.
ESPP
In March 2021, the Company’s board of directors adopted, and the stockholders approved, the 2021 Employee Stock Purchase Plan, which became effective on the date of the Final Prospectus. The ESPP initially reserved and authorized the issuance of up to a total of 2,200,000 shares of common stock to participating employees.
The initial offering period commenced on the IPO date and will end in May 2022 with two purchase periods, the first of which had a purchase date of November 19, 2021. Eligible employees enrolled in the offering period at the start of each purchase period, whereby they may purchase a number of shares at a price per share equal to 85% of the lesser of (1) the stock price at the employee’s first participation in the offering period or (2) the fair market value of the Company’s common stock on the purchase date.
There were 117,996 shares purchased by employees during the year ended December 31, 2021, net of shares withheld for taxes. As of December 31, 2021, 2,082,004 shares of common stock remain available for issuance under the ESPP.
The fair value of share-based awards for our employee stock option awards was estimated using the Black-Scholes option pricing model. The Company recorded stock compensation under this plan of $3,097 for the year ended December 31, 2021. As of December 31, 2021, $1,495 has been withheld on behalf of employees.
Restricted Shares
In connection with our acquisition of Nimbella, we issued 200,204 shares of restricted stock for $63.11 per share for a total value of $12,635 to the founders of Nimbella. These shares vest equally on March 1, 2023 and September 1, 2024 and are expensed on a straight line basis over 36 months. The restricted stock is subject to forfeiture and dependent upon each founder’s continuous service on the vesting date. As of December 31, 2021, there was $11,228 of unrecognized stock-based compensation related to outstanding restricted shares granted that is expected to be recognized over a weighted-average period of 2.70 years.

Stock-Based Compensation
Stock-based compensation was included in the Consolidated Statements of Operations as follows:

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$1,147	$545	$1,142
Research and development	23,315	7,765	4,688
Sales and marketing	8,471	1,924	539
General and administrative	28,644	19,222	12,277
Total	$61,577	$29,456	$18,646
Stock-based compensation related to secondary sales of common stock by certain current and former employees for the years ended December 31, 2020 and 2019 was $18,343 and $12,056, respectively. There were no such expenses recorded for the year ended December 31, 2021.
Note 11. Net Loss per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net loss per share:

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net loss attributable to common stockholders	$(19,503)	$(43,568)	$(40,390)
Denominator:
Weighted average shares, in thousands, used to compute net loss per share, basic and diluted	93,224	41,658	38,004
Net loss per share attributable to common stockholders, basic and diluted	$(0.21)	$(1.05)	$(1.06)
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year Ended December 31,
	2021	2020	2019
Series Seed	—	12,517,832	12,517,832
Series A-1	—	17,995,460	17,995,460
Series B	—	10,237,032	10,237,032
Series C	—	4,721,905	—
Warrants	—	308,632	308,632
Stock Options	12,434,159	16,933,494	17,998,183
RSUs	3,334,137	413,750	—
PRSUs	578,949	—	—
MRSU	3,000,000	—	—
ESPP	268,391	—	—
Convertible Notes	8,402,700	—	—
Total	28,018,336	63,128,105	59,057,139

Note 12. Income Taxes
Loss before income taxes from U.S. and foreign operations were as follows:

	Year Ended December 31,
	2021	2020	2019
U.S.	$(20,285)	$(44,163)	$(40,985)
Foreign	2,084	1,506	1,388
Total loss before income taxes	$(18,201)	$(42,657)	$(39,597)
Total income tax expense included in the Consolidated Statements of Operations is comprised of the following:

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	138	59	66
Foreign	1,147	781	735
Total current	$1,285	$840	$801

Deferred:
Federal	$(103)	$81	$(6)
State	45	32	12
Foreign	75	(42)	(14)
Total deferred	17	71	(8)
Total income tax expense	$1,302	$911	$793
Total income tax expense differs from applying the statutory U.S. federal income tax rate to loss before income taxes due to permanent differences between income for tax purposes and income for book purposes, state income taxes, and foreign income taxes.
The following table reconciles our benefit of income taxes at the statutory rate to the effective tax rate, using a U.S. federal statutory tax rate of 21%:

	Year Ended December 31,
	2021	2020	2019
Tax benefit at federal statutory rate	$(3,836)	$(8,957)	$(8,316)
State and local taxes, net of federal benefit	(239)	72	65
Foreign tax rate differential	207	136	98
Stock-based compensation	(22,071)	4,001	2,602
Unrealized loss on warrant liability	3,150	—	—
Nondeductible/nontaxable items	473	149	395
Unrecognized tax positions	(40)	119	257
Change in valuation allowance	21,969	5,578	5,564
GILTI	—	199	270
162(m) limitation	4,927	—	—
Warrant exercise	(3,419)	—	—
Other	181	(386)	(142)
Total income tax expense	$1,302	$911	$793

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2021	2020
Deferred tax assets:
Accounts receivable	$957	$737
Accrued expenses	154	602
Net operating loss carryforwards	44,049	23,779
Warrant liability	—	3,276
Stock-based compensation	5,513	1,573
Rent payable	499	629
Tax credit carryforwards	70	—
Other	570	121
Gross deferred tax assets	$51,812	$30,717

Deferred tax liability
Depreciation and amortization	$(9,226)	$(9,896)
Gross deferred tax liability	(9,226)	(9,896)
Less: valuation allowance	(42,919)	(20,950)
Total net deferred tax liability	$(333)	$(129)
As of December 31, 2021, the Company had federal net operating loss (“NOL”) carryforwards, which will begin to expire on various dates from 2033 through 2037, and state and local NOL carryforwards, which will begin to expire on various dates from 2022 through 2041.

	NOL Carryforward
	Total	1-3 Years	3-5 Years	More than 5 Years	Unlimited
Federal	$192,055	$—	$—	$47,617	$144,438
State and local	270,350	—	1,005	230,524	38,821
Total	$462,405	$—	$1,005	$278,141	$183,259
Certain tax attributes may be subject to an annual limitation as a result of the issuance of stock, which may constitute a change of ownership as defined under Internal Revenue Code Section 382. The Company has not performed a formal Internal Revenue Code Section 382 study to determine if an annual limitation may apply.
The Company assesses the likelihood of its ability to realize the benefit of its deferred tax assets in each jurisdiction by evaluating all relevant positive and negative evidence. A valuation allowance is established if it is determined that any portion of the deferred tax assets is not more likely than not to be realized. For the year ended December 31, 2021, the Company determined that the existence of a three-year cumulative loss incurred in its U.S. jurisdiction, inclusive of 2021, constituted sufficiently strong negative evidence to warrant the establishment of a valuation allowance. As a result, a valuation allowance of $42,919 as of December 31, 2021 has been recorded against the Company’s U.S. deferred tax assets.
The valuation allowance activity for the periods indicated is as follows:

	December 31,
	2021	2020
Balance as of the beginning of period	$(20,950)	$(15,372)
Additions charged to expense	(21,969)	(5,578)
Balance as of the end of period	$(42,919)	$(20,950)

In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. The amount of undistributed earnings of non-U.S. subsidiaries at December 31, 2021, as well as the related deferred income tax, if any, is not material.
The Company files U.S. federal income tax returns as well as various state, local, and foreign jurisdictions. As of December 31, 2021, tax years 2017 and later remain open for examination.
On December 22, 2017, the Tax Act was enacted, containing significant changes to the U.S. tax law, including lowering the U.S. corporate income tax rate to 21%, implementing a territorial tax system which includes a new federal tax on GILTI, and imposing a one-time tax on deemed repatriation of earnings of foreign subsidiaries (“transition tax”).
Effective January 1, 2018, the Company became subject to several provisions of the Tax Act including provisions impacting certain foreign income, such as tax on GILTI. The Company does not currently meet the revenue threshold for the Base Erosion and Anti-Abuse Tax (“BEAT”).
The Company has elected to treat taxes due on GILTI using the period cost method. The Company will continue to monitor the forthcoming regulations and additional guidance of the GILTI and BEAT provisions under the Tax Act, which are complex and subject to continuing regulatory interpretation by the Internal Revenue Service.
The Tax Act requires companies to pay a one-time transition tax, net of tax credits related to applicable foreign taxes paid, on previously untaxed current and accumulated earnings and profits (“E&P”) of our foreign subsidiaries. In the determination of the deemed repatriation tax, the Company reviewed post-1986 E&P, and any related non-U.S. income tax paid on such earnings. This amount is not considered to be material to our liquidity and capital resources.
ASC 740 clarifies the accounting and reporting for uncertainties in income tax law and prescribes a comprehensive model for financial statement recognition measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. ASC 740 requires that tax effects of an uncertain tax position be recognized only if it is “more likely than not” to be sustained by the taxing authority as of the reporting date.
Amounts included in the balance of unrecognized tax benefits as of December 31, 2021, 2020 and 2019, if recognized, would affect the effective tax rate upon recognition. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2021	2020	2019
Balance of unrecognized tax benefits at beginning of year	$822	$752	$520
Additions based on tax positions related to the current period	—	70	340
Reductions for tax positions of prior periods	(101)	—	(108)
Balance of unrecognized tax benefits at end of year	$721	$822	$752
Note 13. Employee Benefit Plan
The Company offers U.S. employees a voluntary retirement savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”), which permits employees to elect to contribute a portion of their pre-tax wages to the 401(k) Plan. Under this plan, the Company matches 100% of participants’ contributions up to 3% of compensation and 50% of participants’ contributions between 3% and 5%. For the years ended years ended December 31, 2021, 2020, and 2019, the Company incurred expense of $2,963, $2,779 and $2,331 to the 401(k) Plan, respectively.
Note 14. Related Party Transactions
During the years ended December 31, 2020 and 2019, the Company recorded $18,343 and $12,056, respectively, of stock-based compensation associated with secondary sales transactions. There were no such expenses recorded for the year ended December 31, 2021. The secondary sales transactions were executed primarily between holders of economic interest in the Company and the Company’s employees and former employees at prices in excess of the fair value of such shares. Accordingly, the Company recognized such excess value as stock-based compensation. The Company did not sell any shares or receive any proceeds from the transactions.
Note 15. Subsequent Events
On February 23, 2022, the Company's Board of Directors approved the repurchase of up to an aggregate of $300,000 of its common stock. Pursuant to this program, repurchases of the Company's common stock will be made at prevailing market prices through open market purchases or in negotiated transactions off the market. The repurchase program is authorized throughout fiscal year 2022; however, the Company is not obligated to acquire any particular amount of common stock and the program may be extended, modified, suspended or discontinued at any time at the Company’s discretion.

ITEM 9. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control over Financial Reporting
The Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
Not applicable.
ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be included in the 2022 Proxy Statement and is incorporated herein by reference.
We have adopted a Code of Business Conduct and Ethics that applies to all our employees, officers and directors. The Code of Conduct is available on our website at www.investors.digitalocean.com under “Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on the website address and location specified above.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in the 2022 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be included in the 2022 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in the 2022 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be included in the 2022 Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:
(1) Financial Statements.
Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.
(2) Financial Statement Schedules.
All schedules are omitted because they are not applicable or because the required information is shown in the consolidated financial statements and accompanying notes.

(3) Exhibits.

	Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of DigitalOcean Holdings, Inc.	8-K	001-40252	3.1	3/31/21
3.2	Amended and Restated Bylaws of DigitalOcean Holdings, Inc.	8-K	001-40252	3.2	3/31/21
4.1	Form of Common Stock Certificate.	S-1	333-253483	4.1	2/25/21
4.2	Indenture, dated as of November 18, 2021, between DigitalOcean Holdings, Inc. and U.S. Bank National Association as trustee.	8-K	001-40252	4.1	11/18/21
4.3	Form of certificate representing the 0% Convertible Senior Notes due 2026.	8-K	001-40252	4.2	11/18/21
4.4	Description of Capital Stock.					X
10.1	Amended and Restated Investors’ Rights Agreement, dated as of May 8, 2020, by and among the Registrant and certain of its stockholders.	S-1	333-253483	10.1	2/25/21
10.2	DigitalOcean Holdings, Inc. 2013 Stock Plan, as amended.	S-1	333-253483	10.2	2/25/21
10.2.1	Form of Option Agreement, Notice of Stock Option Grant and Exercise Notice under 2013 Stock Plan.	S-1	333-253483	10.2.1	2/25/21
10.2.2	Form of Restricted Stock Unit Award Agreement under 2013 Stock Plan.	S-1	333-253483	10.2.2	2/25/21
10.3	DigitalOcean Holdings, Inc. 2021 Equity Incentive Plan.	S-1/A	333-253483	10.3	3/15/21
10.3.1	Form of Option Agreement, Notice of Stock Option Grant and Exercise Notice under 2021 Equity Incentive Plan.	S-1/A	333-253483	10.3.1	3/15/21
10.3.2	Form of Restricted Stock Unit Award Agreement under 2021 Equity Incentive Plan.	S-1/A	333-253483	10.3.2	3/15/21
10.4	DigitalOcean Holdings, Inc. 2021 Employee Stock Purchase Plan.	S-1/A	333-253483	10.4	3/15/21
10.5	Non-Employee Director Compensation Policy.	S-1	333-253483	10.5	2/25/21
10.6	Form of Indemnification Agreement entered into by and between Registrant and each director and executive officer.	S-1	333-253483	10.6	2/25/21
10.7	Employment Agreement between Registrant and Yancey Spruill, dated March 8, 2021.	S-1/A	333-253483	10.7	3/15/21
10.8	Employment Agreement between Registrant and Carly Brantz, dated March 8, 2021.	S-1/A	333-253483	10.8	3/15/21
10.9	Employment Agreement between Registrant and Jeffrey Guy, dated March 8, 2021.	S-1/A	333-253483	10.9	3/15/21
10.10	Second Amended and Restated Credit Agreement, dated as of February 13, 2020, between the Registrant, DigitalOcean, LLC, KeyBank National Association and the other parties thereto.	S-1	333-253483	10.8	2/25/21
10.11	Amendment No. 1 and Incremental Term Loan Assumption Agreement, dated as of March 18, 2020, between the Registrant, ServerStack, Inc., Morgan Stanley Senior Funding, Inc., KeyBank National Association and the other parties thereto.	S-1	333-253483	10.9	2/25/21
10.12	Amendment No. 2 to Credit Agreement, dated as of November 15, 2021, between DigitalOcean Holdings, Inc., DigitalOcean, LLC, the lenders party thereto and KeyBank National Association, as Administrative Agent.	8-K	001-40252	10.1	11/18/21
21.1	List of Subsidiaries of DigitalOcean Holdings, Inc.					X

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.	X
31.1	Certification of Yancey Spruill, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of William Sorenson, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*
Certifications of Yancey Spruill, Chief Executive Officer, and William Sorenson, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extensions Schema	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X
104	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)	X
___________________
*    Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2022.
    DIGITALOCEAN HOLDINGS, INC.

By:	/s/ Yancey Spruill
	Name:	Yancey Spruill
	Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yancey Spruill	Chief Executive Officer and Director	February 25, 2022
Yancey Spruill	(Principal Executive Officer)

/s/ William Sorenson	Chief Financial Officer	February 25, 2022
William Sorenson	(Principal Financial and Accounting Officer)

/s/ Warren Adelman	Director	February 25, 2022
Warren Adelman

/s/ Pratima Arora	Director	February 25, 2022
Pratima Arora

/s/ Amy Butte	Director	February 25, 2022
Amy Butte

/s/ Warren Jenson	Director	February 25, 2022
Warren Jenson

/s/ Pueo Keffer	Director	February 25, 2022
Pueo Keffer

/s/ Peter Levine	Director	February 25, 2022
Peter Levine

/s/ Hilary Schneider	Director	February 25, 2022
Hilary Schneider