Form 10-Q
period 2022-03-31
DigitalOcean Holdings, Inc.
filed 2022-05-05
CIK 1582961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2022
OR
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
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 28, 2022, there were 106,060,494 shares of the registrant’s common stock, with a par value of $0.000025 per share, outstanding.

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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, as well as Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	March 31, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$464,836	$1,713,387
Marketable securities	1,090,370	—
Accounts receivable, less allowance for doubtful accounts of $5,155 and $4,212, respectively	42,527	39,619
Prepaid expenses and other current assets	14,171	17,050
Total current assets	1,611,904	1,770,056

Property and equipment, net	259,385	249,643
Restricted cash	2,038	2,038
Goodwill	32,170	32,170
Intangible assets, net	46,453	42,915
Deferred tax assets	89	88
Other assets	4,789	4,085
Total assets	$1,956,828	$2,100,995

Current liabilities:
Accounts payable	16,329	12,657
Accrued other expenses	25,627	31,907
Deferred revenue	5,248	4,826
Other current liabilities	15,247	8,849
Total current liabilities	$62,451	$58,239

Deferred tax liabilities	421	421
Long-term debt	1,464,525	1,462,676
Other long-term liabilities	1,600	1,462
Total liabilities	$1,528,997	$1,522,798
Commitments and Contingencies (Note 8)

Preferred stock ($0.000025 par value per share; 10,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021)	$—	$—
Common stock ($0.000025 par value per share; 750,000,000 shares authorized; 107,956,057 and 109,175,863 issued; and 105,987,829 and 107,207,635 outstanding as of March 31, 2022 and December 31, 2021, respectively)	2	2
Treasury stock, at cost (1,968,228 shares at March 31, 2022 and December 31, 2021)	(4,598)	(4,598)
Additional paid-in capital	639,388	769,705
Accumulated other comprehensive loss	(2,300)	(374)
Accumulated deficit	(204,661)	(186,538)
Total stockholders’ equity	$427,831	$578,197

Total liabilities and stockholders’ equity	$1,956,828	$2,100,995
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenue	$127,327	$93,661
Cost of revenue	46,757	39,544
Gross profit	80,570	54,117
Operating expenses:
Research and development	37,241	22,402
Sales and marketing	19,044	10,421
General and administrative	37,424	18,040
Total operating expenses	93,709	50,863

(Loss) income from operations	(13,139)	3,254

Other (income) expense:
Interest expense	2,059	2,256
Loss on extinguishment of debt	407	3,435
Other (income) expense, net	(820)	(94)
Other (income) expense	1,646	5,597

Loss before income taxes	(14,785)	(2,343)
Income tax expense	3,338	996
Net loss attributable to common stockholders	$(18,123)	$(3,339)
Net loss per share attributable to common stockholders, basic and diluted	$(0.17)	$(0.07)
Weighted-average shares used to compute net loss per share, basic and diluted	106,980	49,432
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net loss attributable to common stockholders	$(18,123)	$(3,339)
Other comprehensive loss:
Foreign currency translation adjustments, net of taxes	(18)	12
Unrealized loss on available-for-sale marketable securities, net of taxes	(1,908)	—
Comprehensive loss	$(20,049)	$(3,327)
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehen-sive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	109,175,863	$2	(1,968,228)	$(4,598)	$769,705	$(374)	$(186,538)	$578,197
Issuance of common stock under equity incentive plan, net of taxes withheld	1,357,665	—	—	—	(6,709)	—	—	(6,709)
Repurchase and retirement of common stock	(2,577,471)	—	—	—	(150,000)	—	—	(150,000)
Stock-based compensation	—	—	—	—	26,392	—	—	26,392
Other comprehensive loss	—	—	—	—	—	(1,926)	—	(1,926)
Net loss attributable to common stockholders	—	—	—	—	—	—	(18,123)	(18,123)
Balance at March 31, 2022	107,956,057	$2	(1,968,228)	$(4,598)	$639,388	$(2,300)	$(204,661)	$427,831

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehen-sive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	45,472,229	$173,074	45,299,339	$1	(1,968,228)	$(4,598)	$99,783	$(245)	$(167,035)	$(72,094)
Issuance of common stock under equity incentive plan, net of taxes withheld	—	—	1,033,806	—	—	—	3,740	—	—	3,740
Stock-based compensation	—	—	—	—	—	—	6,685	—	—	6,685
Issuance of common stock in connection with initial public offering, net of underwriting discounts and issuance costs	—	—	16,500,000	1	—	—	723,125	—	—	723,126
Conversion of convertible preferred stock to common stock in connection with initial public offering	(45,472,229)	(173,074)	45,472,229	—	—	—	173,074	—	—	173,074
Conversion of redeemable preferred stock warrants to common stock warrants	—	—	—	—	—	—	13,906	—	—	13,906
Other comprehensive loss	—	—	—	—	—	—	—	12	—	12
Net loss attributable to common stockholders	—	—	—	—	—	—	—	—	(3,339)	(3,339)
Balance at March 31, 2021	—	$—	108,305,374	$2	(1,968,228)	$(4,598)	$1,020,313	$(233)	$(170,374)	$845,110

See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss attributable to common stockholders	$(18,123)	$(3,339)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,933	20,951
Stock-based compensation	25,981	6,624
Bad debt expense	4,023	1,607
Loss on extinguishment of debt	407	3,435
Net accretion of discounts and amortization on available-for-sale securities	(117)	—
Non-cash interest expense	1,959	205
Revaluation of warrants	—	(556)
Other	623	(335)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(6,931)	(3,749)
Prepaid expenses and other current assets	2,878	2,554
Accounts payable and accrued expenses	(10,535)	(7,413)
Deferred revenue	422	48
Other assets and liabilities	5,763	(241)
Net cash provided by operating activities	30,283	19,791

Investing activities
Capital expenditures - property and equipment	(22,976)	(22,398)
Capital expenditures - internal-use software development	(2,276)	(1,370)
Cash paid for asset acquisition	(4,000)	—
Purchase of available-for-sale securities	(1,091,279)	—
Purchased interest on available-for-sale securities	(1,530)	—
Proceeds from interest on available-for-sale securities	649	—
Proceeds from sale of equipment	457	81
Net cash used in investing activities	(1,120,955)	(23,687)

Financing activities
Repayment of notes payable	—	(33,213)
Repayment of term loan	—	(166,814)
Repayment of borrowings under revolving credit facility	—	(63,200)
Payment of debt issuance costs	(921)	—
Proceeds related to the issuance of common stock under equity incentive plan	5,426	3,740
Employee payroll taxes paid related to net settlement of equity awards	(12,384)	—
Proceeds from initial public offering, net of underwriting discounts and commissions and other offering costs	—	723,125
Repurchase and retirement of common stock	(150,000)	—
Net cash (used in) provided by financing activities	(157,879)	463,638

(Decrease) increase in cash, cash equivalents and restricted cash	(1,248,551)	459,742
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Cash, cash equivalents and restricted cash - beginning of period	1,715,425	102,537
Cash, cash equivalents and restricted cash - end of period	$466,874	$562,279

Supplemental disclosures of cash flow information:
Cash paid for interest	$92	$2,000
Cash paid for taxes (net of refunds)	1,003	463
Non-cash investing and financing activities:
Capitalized stock-based compensation	$411	$62
Property and equipment received but not yet paid, included in Accounts payable and Accrued other expenses	20,846	18,473
Costs related to initial public offering included in accounts payable and accrued liabilities	—	428
Debt issuance costs included in accounts payable and accrued liabilities	297	—
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include accounts of the Company and all wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of March 31, 2022, results of operations for the three months ended March 31, 2022 and 2021, cash flows for the three months ended March 31, 2022 and 2021, and stockholders' equity for the three months ended March 31, 2022 and 2021.
Use of Estimates
The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make, on an ongoing basis, estimates, judgments and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Such estimates include, but are not limited to, those related to revenue recognition and allowance for doubtful accounts, useful lives and realizability of long-lived assets, capitalized internal-use software development costs, accounting for stock-based compensation, valuation allowances against deferred tax assets, fair value of marketable securities, the fair value and useful lives of tangible and intangible assets acquired and liabilities assumed resulting from business combinations. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
Restricted Cash
Restricted cash includes deposits in financial institutions related to letters of credit used to secure lease agreements. The following table reconciles cash, cash equivalents and restricted cash per the Condensed Consolidated Statements of Cash Flows:

	March 31,
	2022	2021
Cash and cash equivalents	$464,836	$560,053
Restricted cash	2,038	2,226
Total cash, cash equivalents and restricted cash	$466,874	$562,279
Marketable Securities
The Company’s marketable securities consist of commercial paper, U.S. treasury securities and commercial debt securities. The Company determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable securities as available-for-sale securities as the Company may sell these securities at any time for use in its current operations or for other purposes, even prior to maturity. As a result, the Company classifies its marketable securities within Current assets on the Condensed Consolidated Balance Sheets.

`
Available-for-sale securities are recorded at fair value each reporting period. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security as an adjustment to yield using the effective interest method. Interest income is recognized when earned. Unrealized gains and losses on these marketable securities are presented net of tax and reported as a separate component of Accumulated other comprehensive loss until realized. Realized gains and losses are determined based on the specific identification method and are reported in Other (income) expense, net in the Condensed Consolidated Statements of Operations.
The Company periodically evaluates its marketable securities to assess whether an investment’s fair value is less than its amortized cost basis and if the decline in the fair value is attributable to a credit loss. Declines in fair value judged to be related to credit loss are reported in Other (income) expense, net in the Condensed Consolidated Statements of Operations.
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
The following table presents the changes in our allowance for doubtful accounts for the period presented:

Amount
Balance as of December 31, 2021	$4,212
Bad debt expense, net of recoveries	4,023
Write-offs	(3,080)
Balance as of March 31, 2022	$5,155
Deferred Revenue
Deferred revenue was $5,248 and $4,826 as of March 31, 2022 and December 31, 2021, respectively. Revenue recognized during the three months ended March 31, 2022 and 2021 was $1,735 and $1,725, respectively, which was included in each deferred revenue balance at the beginning of each respective period.
Asset Acquisition
The Company applies the principles provided in ASC 805, Business Combinations ("ASC 805") to determine whether a transaction involves an asset or a business. If it is determined an acquisition is an asset acquisition, the purchase consideration (which will include certain transaction costs) is allocated to the acquired assets and liabilities based on their relative fair values.
In March 2022, the Company acquired the assets of the CSS Tricks website (“CSS Tricks”) from Midwest Coast Studios LLC for total purchase consideration of $4,000. The intangible assets will be amortized over 3 to 5 years.
Segment Information
The Company’s chief operating decision maker, the chief executive officer, reviews discrete financial information presented on a consolidated basis for purposes of regularly making operating decisions, allocation of resources, and assessing financial performance. Accordingly, the Company has one operating and reporting segment.

`
Geographical Information
Revenue, as determined based on the billing address of the Company’s customers, was as follows:

	Three Months Ended March 31,
	2022	2021
North America	38%	38%
Europe	29	29
Asia	23	23
Other	10	10
Total	100%	100%
Revenue derived from customers in the United States was 31% of total revenue for the periods ended March 31, 2022 and 2021.
No country outside of the United States had revenue greater than 10% of total consolidated revenue in any period presented.
Property and equipment located in the United States was 50% as of March 31, 2022 and December 31, 2021, respectively, with the remainder of net assets residing in international locations, primarily in the Netherlands, Singapore and Germany.
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
The Company’s customer base consists of a significant number of geographically dispersed customers. No customer represented 10% or more of accounts receivable, net as of March 31, 2022 and December 31, 2021. Additionally, no customer accounted for 10% or more of total revenue during the three months ended March 31, 2022 and 2021.
Sublease
Lease termination costs consist of expenses related to future rent payments for which the Company no longer intends to receive any economic benefit. A sublease liability is recorded when the Company ceases to use leased space, which is included as Other current liabilities and Other noncurrent liabilities on the Condensed Consolidated Balance Sheets. Lease termination costs are calculated as the present value of lease payments, net of expected sublease income, and the loss on disposition of assets. The sublease loss is included in General and administrative on the Condensed Consolidated Statements of Operations.
Recent Accounting Pronouncements – Pending Adoption
The following effective dates represent the requirements for private companies which the Company has elected as an emerging growth company.
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842), and additional changes, modifications, clarifications, or interpretations related to this guidance thereafter (“ASU 2016-02”). ASU 2016-02 requires a reporting entity to recognize right-of-use assets and lease liabilities on the balance sheet for operating leases to increase transparency and comparability. ASU 2016-02 is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022 with early adoption permitted. The Company expects to elect the package of transition practical expedients, which allows it to carry forward its historical assessment of (1) whether contracts are or contain leases, (2) lease classification, and (3) initial direct costs. In addition, the Company expects to elect the practical expedient that allows lessees the option to account for lease and non-lease components together as a single component for all classes of underlying assets.

`
The Company has made substantial progress in executing its implementation plan. It is in the process of revising its controls and processes to address the lease standard and has substantially completed the implementation and data input for the lease accounting software tool that it will use post-adoption. ASU 2016-02 also requires expanded disclosure regarding the amounts, timing and uncertainties of cash flows related to a company’s lease portfolio. The Company is evaluating these disclosure requirements and is incorporating the collection of relevant data into its existing financial reporting processes. While the Company expects the adoption of this standard to result in an increase to the reported assets and liabilities, the Company is currently evaluating the impact of adoption on the condensed consolidated financial statements.
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
Recent Accounting Pronouncements – Adopted
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 eliminates certain exceptions in FASB Topic 740: Income Taxes (“ASC 740”) related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted the new standard and there was an immaterial impact to the condensed consolidated financial statements and related disclosures.
Note 3. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents, on the Condensed Consolidated Balance Sheets as of March 31, 2022. The Company did not hold any available-for-sale marketable securities as of December 31, 2021.

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$720,546	$—	$(1,231)	$719,315
Corporate debt securities	35,145	—	(70)	35,075
Commercial paper	336,582	1	(603)	335,980
Total Marketable securities	$1,092,273	$1	$(1,904)	$1,090,370
As of March 31, 2022, all of the Company’s available-for-sale short-term investments were due within one year.
The Company does not believe that any unrealized losses are attributable to credit-related factors based on its evaluation of available evidence. To determine whether a decline in value is related to credit loss, the Company evaluates, among other factors: the extent to which the fair value is less than the amortized cost basis, changes to the rating of the security by a rating agency and any adverse conditions specifically related to an issuer of a security or its industry. Unrealized gains and losses on marketable securities are presented net of tax.
Note 4. Fair Value Measurements
The fair value of our financial assets measured on a recurring basis is as follows:

	March 31, 2022
	Level I	Level II	Total
Cash and cash equivalents:
Cash	$376,909	$—	$376,909
Money market funds	7,967	—	7,967
Commercial paper	—	79,960	79,960
Total Cash and cash equivalents	$384,876	$79,960	$464,836
Marketable securities:
U.S. treasury securities	$719,315	$—	$719,315
Corporate debt securities	—	35,075	35,075
Commercial paper	—	335,980	335,980
Total Marketable securities	$719,315	$371,055	$1,090,370

	December 31, 2021
	Level I	Level II	Total
Cash and cash equivalents:
Cash	$1,093,425	$—	$1,093,425
Commercial paper	—	269,945	269,945
Certificate of deposits	—	350,017	350,017
Total Cash and cash equivalents	$1,093,425	$619,962	$1,713,387
The Company classifies its highly liquid money market funds and U.S. treasury securities within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its commercial paper, corporate debt securities and certificates of deposit within Level 2 because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded. The Company had no level 3 financial assets as of March 31, 2022 and December 31, 2021.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
The Company reports financial instruments at fair value, with the exception of the 0% Convertible Senior Notes due December 1, 2026 (“Convertible Notes”). Financial instruments that are not recorded at fair value on a recurring basis are measured at fair value on a quarterly basis for disclosure purposes. The carrying values and estimated fair values of financial instruments not recorded at fair value are as follows:

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Notes	$1,464,525	$1,197,825	$1,462,676	$1,462,676
The carrying value of the Convertible Notes as of March 31, 2022 and December 31, 2021 was net of unamortized debt issuance costs of $35,475 and $37,324, respectively.
The total fair value of the Convertible Notes was determined based on the closing trading price as of the last day of trading for the period. The Company considers the fair value to be a Level 2 valuation due to the limited trading activity.

Note 5. Balance Sheet Details
Property and equipment, net
Property and equipment, net consisted of the following:

	March 31, 2022	December 31, 2021
Computers and equipment	$515,557	$487,484
Furniture and fixtures	1,511	1,511
Leasehold improvements	6,820	6,820
Internal-use software	70,889	68,321
Property and equipment, gross	$594,777	$564,136

Less: accumulated amortization	$(52,413)	$(49,268)
Less: accumulated depreciation	(282,979)	(265,225)
Property and equipment, net	$259,385	$249,643
Depreciation expense on property and equipment for the three months ended March 31, 2022 and 2021 was $20,326 and $17,219, respectively.
The Company capitalized costs related to the development of computer software for internal use of $2,687 and $1,432 for the three months ended March 31, 2022 and 2021, respectively, which is included in internal-use software costs within Property and equipment, net. Amortization expense related to internal-use software for the three months ended March 31, 2022 and 2021 was $3,145 and $3,657, respectively.
During the three months ended March 31, 2022, the Company recorded an impairment loss of $120 related to software that is no longer being used. There was no such impairment loss recorded for the three months ended March 31, 2021. This impairment loss is included in Cost of revenue and Research and development on the Consolidated Statements of Operations.
Note 6. Debt
Credit Facility
In February and March 2020, the Company entered into and subsequently amended a second amended and restated credit agreement with KeyBank National Association as administrative agent. In November 2021, the Company further amended such credit agreement to revise certain covenants that restricted the incurrence of indebtedness to permit the issuance of the convertible notes discussed below. In March 2022, the Company entered into a third amended and restated credit agreement (the “Credit Facility”) to, among other modifications, (i) remove the term loan component of the existing credit facility, which had been previously repaid in full; (ii) increase the maximum borrowing limit of the revolving credit facility from $150,000 to $250,000; (iii) extend the maturity date; (iv) replace the existing maximum total net leverage ratio financial covenant with a maximum senior secured net leverage ratio financial covenant; (v) eliminate the financial covenant requirement of maintaining a minimum debt service coverage ratio; (vi) reduce the interest rates applicable to any principal amounts outstanding on the revolving credit facility as well as the annual commitment fee for unused amounts on the revolving credit facility; and (vii) replace the benchmark reference rate for U.S. Dollar loans from LIBOR to the forward-looking term rate based on the secured overnight financing rate plus a customary adjustment (“Adjusted Term SOFR”).
At March 31, 2022, the Company had available borrowing capacity of $250,000 on the Credit Facility. The Credit Facility will mature on the earlier of (a) March 29, 2027 and (b) 90 days before the maturity date applicable to any outstanding convertible notes issued by the Company in an aggregate principal amount equal to or greater than $100 million.
The Credit Facility is secured by a first-priority security interest in substantially all of the assets of the Company. The Credit Facility contains certain financial and operational covenants, including a maximum senior secured net leverage ratio financial covenant of 3.50x. As of March 31, 2022, the Company was in compliance with all covenants under the Credit Facility.

The per annum interest rate applicable to any principal amounts outstanding under the Credit Facility for U.S. Dollar loans will be equal to (i) Adjusted Term SOFR plus (ii) an applicable margin varying from 1.25% to 2.00%, subject to a pricing grid based on the senior secured net leverage ratio. The Credit Facility provides for an annual commitment fee varying from 0.20% to 0.30%, also subject to a pricing grid based on the senior secured net leverage ratio, applied to the average daily unused amount of the revolving credit facility. The Company incurred commitment fees on the unused balance of the Credit Facility of $95 and $67 for the three months ended March 31, 2022 and 2021, respectively.
In connection with the Credit Facility, the Company incurred $1,218 of additional debt issuance costs which, together with $662 of the then unamortized financing fees, will be amortized over the remaining term of the facility. The Company recognized a loss on extinguishment of debt of $407 for the three months ended March 31, 2022. The loss on extinguishment of debt represent a non-cash adjustment to reconcile net income to net cash provided by operating activities within the Condensed Consolidated Statements of Cash Flows.
Amortization of deferred financing fees for the three months ended March 31, 2022 and 2021 was $92 and $1,973, respectively.
Convertible Notes
In November 2021, the Company issued $1,500,000 aggregate principal amount of Convertible Notes in a private offering, including the exercise in full of the over-allotment option granted to the initial purchasers of $200,000. The Convertible Notes are senior unsecured obligations of the Company and do not bear regular interest, and the principal amount of the Convertible Notes does not accrete. The Convertible Notes will mature on December 1, 2026 unless earlier converted, redeemed, or repurchased. The net proceeds from this offering were $1,461,795, after deducting underwriting fees, expenses and commissions. Amortization of deferred financing fees for the three months ended March 31, 2022 was $1,868.
Each $1,000 of principal of the Convertible Notes will initially be convertible into 5.6018 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $178.51 per share, subject to adjustment as set forth in the indenture governing the Convertible Notes. Holders of these Convertible Notes may convert their Convertible Notes at their option at any time prior to the close of the business day immediately preceding June 1, 2026, only under the following circumstances:
1.during any calendar quarter commencing after the calendar quarter ending on March 31, 2022, if the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter on each applicable trading day;
2.during the five business day period after any ten consecutive trading day period (such ten consecutive trading day period, the “measurement period”) in which the trading price of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the common stock on such trading day and the conversion rate on such trading day;
3.if the Company calls such Convertible Notes for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date;
4.upon the occurrence of specified corporate events or distributions on the common stock.
On or after June 1, 2026 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Convertible Notes at the option of the holder regardless of the foregoing circumstances.
Upon conversion of the Convertible Notes, the Company will pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election. It is the Company's current intent to settle the principal amount of the Convertible Notes with common stock.
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
Upon the occurrence of a fundamental change (as defined in the indenture governing the Convertible Notes), subject to certain conditions, holders may require the Company to repurchase all or a portion of the Convertible Notes for cash at a price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus any accrued and unpaid special interest and additional interest, if any, to, but excluding, the fundamental change repurchase date.
Note 7. Operating Leases
The Company leases data center facilities and office space under generally non-cancelable operating lease agreements, which expire at various dates through 2027. Facility leases generally include renewal options and may include escalating rental payment provisions. Additionally, the leases may require us to pay a portion of the related operating expenses. Rent expense related to these operating leases for the three months ended March 31, 2022 and 2021 was $12,409, and $11,990, respectively.
In March 2022, the Company entered into a separate sublease agreement related to its New York office space. As defined within the lease and sublease agreements, the Company remains primarily liable to the landlord for the performance of all obligations in the event that the sublessee does not perform its obligations under the lease. As a result of the sublease arrangement, future minimum rental commitments under operating leases will be offset by sublease amounts to be paid by the sublessee. The Company recognized a loss on the sublease of $788 for the three months ended March 31, 2022. The total of minimum sublease amounts to be received in the future under non-cancelable subleases is $3,184 as of March 31, 2022.
Future minimum rental payments under operating lease agreements, which included renewals and modifications as of March 31, 2022, were as follows:

2022 (nine months remaining)	$36,432
2023	39,509
2024	40,166
2025	11,553
2026	8,610
Thereafter	2,435
Total minimum operating lease payments	$138,705
Note 8. Commitments and Contingencies
Purchase Commitments
As of March 31, 2022, the Company had long-term commitments for bandwidth usage with various networks and internet service providers and entered into purchase orders with various vendors. The Company’s purchase commitments have not materially changed since December 31, 2021.
Letters of Credit
In conjunction with the execution of certain office space operating leases, letters of credit in the aggregate amount of $2,038 were issued and outstanding as of March 31, 2022 and December 31, 2021. No draws have been made under such letters of credit. These funds are included as Restricted cash on the Condensed Consolidated Balance Sheets as they are related to long-term operating leases and are included in beginning and ending Cash, cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows. Certain of the letters of credit can be reduced on an annual basis until the end of 2022, at which point the deposit required will similarly reduce to meet minimum threshold requirements.
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

Note 9. Stockholders’ Equity
Common Stock
The Company’s amended and restated certificate of incorporation authorizes the issuance of common and preferred stock. Holders of common stock are entitled to one vote per share.
As of March 31, 2022 and December 31, 2021, the Company was authorized to issue 750,000,000 shares of common stock with a par value of $0.000025 per share.
Preferred Stock
In connection with the IPO, the Company's amended and restated certificate of incorporation became effective, which authorized the issuance of 10,000,000 shares of preferred stock with a par value of $0.000025 per share with rights and preferences, including voting rights, designated from time to time by the Company's Board of Directors. No shares of preferred stock were issued or outstanding as of March 31, 2022 or December 31, 2021.
Share Buyback Program
On February 23, 2022, the Company's Board of Directors approved the repurchase of up to an aggregate of $300,000 of the Company’s common stock (the “Program”). Pursuant to the Program, repurchases of the Company's common stock will be made at prevailing market prices through open market purchases or in negotiated transactions off the market. The Program is authorized throughout fiscal year 2022; however, the Company is not obligated to acquire any particular amount of common stock and the Program may be extended, modified, suspended or discontinued at any time at the Company’s discretion.
During the three months ended March 31, 2022 and since the commencement of the Program, the Company repurchased and retired 2,577,471 shares of common stock at an average price of $58.20 per share for an aggregate purchase price of $150,000. All purchased shares were retired and are reflected as a reduction of Common stock for the par value of shares, with the excess applied to Additional paid-in capital. As of March 31, 2022, the dollar value of shares that remained available to be purchased by the Company under the Program was $150,000.
Treasury Stock
The Company records treasury stock at the cost to acquire shares and is included as a component of Stockholders’ equity. At March 31, 2022 and December 31, 2021, the Company had 1,968,228 shares of treasury stock which were carried at its cost basis of $4,598 on the Condensed Consolidated Balance Sheets.
Note 10. Stock-Based Compensation
Equity Incentive Plan
In March 2021, the Company’s Board of Directors adopted, and the stockholders approved, the 2021 Equity Incentive Plan. The 2021 Equity Incentive Plan is a successor to and continuation of the 2013 Stock Plan. The 2021 Equity Incentive Plan became effective on the date of the IPO with no further grants being made under the 2013 Stock Plan, however, awards outstanding under our 2013 Stock Plan will continue to be governed by their existing terms. The 2021 Equity Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units awards (“RSUs”), performance awards, and other awards to employees, directors, and consultants up to an aggregate of 36,290,381 shares of common stock as of March 31, 2022. Shares issued pursuant to the exercise of these awards are transferable by the holder.

Stock Options
Stock options granted have a maximum term of ten years from the grant date, are exercisable upon vesting and vest over a period of four years. Stock option activity for the three months ended March 31, 2022 was as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Life in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2022	12,434,159	$7.19	7.64	$909,494
Exercised	(997,561)	5.44
Forfeited or cancelled	(201,916)	6.75
Outstanding at March 31, 2022	11,234,682	7.35	7.39	567,373
Vested and exercisable at March 31, 2022	6,097,743	6.11	7.01	315,509
Vested and unvested expected to vest at March 31, 2022	9,889,941	$7.01	7.31	$502,800
The aggregate intrinsic value represents the difference between the fair value of common stock and the exercise price of outstanding in-the-money options. The aggregate intrinsic value of exercised options for the three months ended March 31, 2022 and 2021 was $54,392 and $39,650, respectively.
No options were granted during the three months ended March 31, 2022 and 2021. The aggregate estimated fair value of stock options granted to participants that vested during the three months ended March 31, 2022 and 2021 was $4,698 and $4,998, respectively.
As of March 31, 2022, there was $25,853 of unrecognized stock-based compensation expense related to outstanding stock options granted that is expected to be recognized over a weighted-average period of 2.23 years.
RSUs
RSUs granted vest over four years. RSU activity for the three months ended March 31, 2022 was as follows:

	Shares	Weighted-Average Fair Value
Unvested balance at January 1, 2022	3,334,137	$45.74
Granted	1,119,024	52.39
Vested	(454,639)	42.83
Forfeited or cancelled	(60,762)	45.26
Unvested balance at March 31, 2022	3,937,760	47.97
Vested and expected to vest at March 31, 2022	2,437,477	$47.96
As of March 31, 2022, there was $105,405 of unrecognized stock-based compensation expense related to outstanding RSUs granted that is expected to be recognized over a weighted-average period of 3.27 years.
PRSUs
The Company issued performance-based restricted stock units (“PRSUs”) which will vest based on the achievement of each award’s established performance targets. PRSU activity for the three months ended March 31, 2022 was as follows:

	Shares	Weighted-Average Fair Value
Unvested balance at January 1, 2022	578,949	$48.04
Granted	436,387	60.72
Vested	(103,059)	41.24
Forfeited or cancelled	(30,497)	41.24
Adjusted by performance factor	(89,769)	41.24
Unvested balance at March 31, 2022	792,011	$56.94

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
Compensation cost in connection with the probable number of shares that will vest will be recognized using the accelerated attribution method. As of March 31, 2022, the Company determined that it was probable that the LTIP PRSUs and the other PRSU awards would vest, resulting in $14,606 of unrecognized stock-based compensation that is expected to be recognized over a weighted-average period of 1.5 years.
LTIP PRSUs
The Company grants LTIP PRSUs to certain executives of the Company during the first fiscal quarter. A percentage of the LTIP PRSUs will become eligible to vest based on the Company’s financial performance level at the end of each fiscal year. The financial performance level is determined as the percentage equal to the sum of the revenue growth percentage and profitability percentage.
The number of LTIP PRSUs received will depend on the achievement of financial metrics relative to the approved performance targets. Depending on the actual financial metrics achieved relative to the target financial metrics throughout the defined performance period of the award, the number of LTIP PRSUs that vest could range from 0% to 200% of the target amount, and are subject to the Board of Director’s approval of the level of achievement against the approved performance targets.
Assuming the minimum performance target is achieved, one-third of the aggregate number of the LTIP PRSUs shall vest on the later of (i) March 1 or (ii) two trading days following the public release of the Company’s financial results, and the remainder shall vest in eight equal quarterly installments subject, in each case, to the individual’s continuous service through the applicable vesting.
On February 24, 2022, the financial performance of the LTIP PRSUs granted in 2021 was determined to be achieved at 155% of the target amount. This resulted in a performance factor reduction of 89,769 shares from the original maximum shares achievable of 398,949. On March 1, 2022, 103,059 shares vested. With respect to the LTIP award granted in 2021, as of March 31, 2022, there were 30,497 shares that had been forfeited and the remaining 175,624 shares will vest quarterly through March 1, 2024.
On March 1, 2022, the Company granted an LTIP PRSU award with a maximum shares achievable of 436,387, subject to the above actual financial metrics achieved relative to the target financial metrics for fiscal year 2022.
Other PRSUs
In addition to the above awards, certain other PRSUs have been awarded subject to other various performance measures including the achievement of revenue targets and product launches.
MRSUs
On July 27, 2021, the Company’s Board of Directors granted a market-based restricted stock unit (“MRSU”) award for 3,000,000 shares of the Company’s common stock to the Company’s Chief Executive Officer, Yancey Spruill, which will vest upon the satisfaction of certain service conditions and the achievement of certain Company stock price goals, as described below.
The MRSU, which is estimated to have a grant date fair value of approximately $75,300 derived by using a discrete model based on multiple stock price-paths developed through the use of a Monte Carlo simulation, is divided into five tranches that will be earned based on the achievement of stock price goals, measured based on the average of the Company’s closing stock price over a consecutive ninety (90) trading day period during the performance period as set forth in the table below.

Tranche	Company Stock Price Target	Number of Eligible MRSUs
1	$93.50	475,000
2	$140.00	575,000
3	$187.00	650,000
4	$233.50	650,000
5	$280.50	650,000
To the extent earned based on the stock price targets set forth above, the MRSU will vest over a seven-year period beginning on the date of grant in annual amounts equal to 14%, 14%, 14%, 14%, 14%, 15% and 15%, respectively, on each anniversary of the date of grant.
MRSU activity for the three months ended March 31, 2022 was as follows:

	Shares	Weighted-Average Fair Value
Unvested balance at January 1, 2022	3,000,000	$25.12
Granted	—	—
Unvested balance at March 31, 2022	3,000,000	$25.12
As of March 31, 2022, there was $63,540 of unrecognized stock-based compensation related to the MRSUs granted that is expected to be recognized over a weighted-average period of 4.17 years.
ESPP
In March 2021, the Company’s Board of Directors adopted, and the stockholders approved, the 2021 Employee Stock Purchase Plan (“ESPP”). The ESPP provides for the grant of up to an aggregate of 3,272,076 shares of common stock as of March 31, 2022.
The initial offering period commenced on the IPO date and consists of two purchase periods, the first of which had a purchase date of November 19, 2021 and the second and final purchase period will have a purchase date of May 20, 2022. After the end of the initial offering period, a new offering will automatically begin on the date that immediately follows the conclusion of the preceding offering. Eligible employees enroll in the offering period at the start of each purchase period, whereby they may purchase a number of shares at a price per share equal to 85% of the lesser of (1) the stock price at the employee’s first participation in the offering period or (2) the fair market value of the Company’s common stock on the purchase date.
There were 117,996 shares purchased by employees during the year ended December 31, 2021, net of shares withheld for taxes. As of March 31, 2022, 3,154,080 shares of common stock remain available for issuance under the ESPP.
The Company recorded stock-based compensation under this plan of $1,361 for the three months ended March 31, 2022. No stock-based compensation was recorded for the three months ended March 31, 2021. As of March 31, 2022, $4,230 has been withheld on behalf of employees.
Restricted Shares
In connection with our acquisition of Nimbella, we issued 200,204 shares of restricted stock for $63.11 per share for a total value of $12,635 to the founders of Nimbella. These shares vest equally on March 1, 2023 and September 1, 2024 and are expensed on a straight line basis over 36 months. The restricted stock is subject to forfeiture and dependent upon each founder’s continuous service on the vesting date. Total stock-based compensation for the three months ended March 31, 2022 was $1,053. No stock compensation was recorded for the three months ended March 31, 2021. As of March 31, 2022, there was $10,191 of unrecognized stock-based compensation related to outstanding restricted shares granted that is expected to be recognized over a weighted-average period of 2.45 years.

Stock-Based Compensation
Stock-based compensation was included in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$432	$196
Research and development	9,720	2,636
Sales and marketing	3,346	1,137
General and administrative	12,483	2,655
Total	$25,981	$6,624
Note 11. Net Loss per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss attributable to common stockholders	$(18,123)	$(3,339)
Denominator:
Weighted average shares, in thousands, used to compute net loss per share, basic and diluted	106,980	49,432
Net loss per share attributable to common stockholders, basic and diluted	$(0.17)	$(0.07)
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	March 31,
	2022	2021
Warrants	—	308,632
Stock Options	11,234,682	15,712,369
RSUs	3,937,760	2,063,088
PRSUs	792,011	—
MRSU	3,000,000	—
ESPP	125,524	—
Convertible Notes	8,402,700	—
Total	27,492,677	18,084,089
Note 12. Income Taxes
The computation of the provision for or benefit from income taxes for interim periods is determined by applying the estimated annual effective tax rate to year-to-date income (loss) before tax and adjusting for discrete tax items recorded in the period, if any.
For the three months ended March 31, 2022, the Company recorded a tax expense of $3,338. The effective tax rate for the three months ended March 31, 2022 was (22.6)%. The effective tax rate differs from the statutory rate primarily as a result of not recognizing deferred tax assets for U.S. losses due to a full valuation allowance against the U.S. deferred tax assets, and excess tax benefits from stock-based compensation.
For the three months ended March 31, 2021, the Company recorded a tax expense of $996. The effective tax rate for the three months ended March 31, 2021 was (42.5)%. The effective tax rate differs from the statutory rate primarily as a result of not recognizing deferred tax assets for U.S. losses due to a full valuation allowance against the U.S. deferred tax assets, and excess tax benefits from stock-based compensation.

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
For the three months ended March 31, 2022, uncertain tax positions recorded by the Company resulted in an expense of $83. For the three months ended March 31, 2021, uncertain tax positions recorded by the Company resulted in an expense of $68. To the extent the remaining uncertain tax positions are ultimately recognized, the Company’s effective tax rate may be impacted in future periods. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy, plans and objectives of management for future operations and the potential impact that the ongoing COVID-19 pandemic may have on our business, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.
Overview
DigitalOcean is a leading cloud computing platform offering on-demand infrastructure and platform tools for developers, start-ups and small and medium-sized businesses, or SMBs. We were founded with the guiding principle that the transformative benefits of the cloud should be easy to leverage, broadly accessible, reliable and affordable. Our platform simplifies cloud computing, enabling our customers to rapidly accelerate innovation and increase their productivity and agility. As of March 31, 2022, we had approximately 623,000 individual and business customers using our platform to build, deploy and scale software applications. Our users include software engineers, researchers, data scientists, system administrators, students and hobbyists. Our customers use our platform across numerous industry verticals and for a wide range of use cases, such as web and mobile applications, website hosting, e-commerce, media and gaming, personal web projects, and managed services, among many others. We believe that our focus on simplicity, community, open source and customer support are the four key differentiators of our business, driving a broad range of customers around the world to build their applications on our platform.
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
We have historically generated almost all of our revenue from our efficient self-service customer acquisition model, which we complement with a targeted sales force focused on inside sales, outside sales and partnership opportunities to drive revenue growth. Our model enables customers to get started on our platform very quickly and without the need for assistance. We focus heavily on enabling a self-service, low-friction model that makes it easy for users to try, adopt and use our products. For the three months ended March 31, 2022 and 2021, our sales and marketing expense was approximately 15% and 11% of our revenue, respectively. The efficiency of our go-to-market model and our focus on the needs of the individual and SMB markets have enabled us to drive organic growth and establish a truly global customer base across a broad range of industries.
We had approximately 623,000 customers as of March 31, 2022, up from approximately 585,000 as of March 31, 2021. We have a growing number of customers with higher spending levels and these larger customers are expanding their business with us at a faster rate than our overall customer base. We had approximately 102,000 customers paying more than $50 per month as of March 31, 2022, up from approximately 85,000 as of March 31, 2021. Total customer growth for the quarter ended March 31, 2022 was approximately 6% as compared to the quarter ended March 31, 2021, while customers paying more than $50 per month for the quarter ended March 31, 2022 grew 20% as compared to the quarter ended March 31, 2021.
Our customers are spread across over 185 countries and approximately two-thirds of our revenue has historically come from customers located outside the United States. For the three months ended March 31, 2022, 38% of our revenue was generated from North America, 29% from Europe, 23% from Asia and 10% from the rest of the world. Revenue from customers paying more than $50 per month as a percentage of total revenue grew from 80% in the quarter ended March 31, 2021 to 84% in the quarter ended March 31, 2022.
Our average revenue per customer, or ARPU, has increased significantly from $53.68 in the quarter ended March 31, 2021 to $68.90 in the quarter ended March 31, 2022. We had no material customer concentration as our top 25 customers made up approximately 11% and 10% of our revenue in the three months ended March 31, 2022 and 2021, respectively. We have experienced strong and predictable growth in recent periods. Our annual run-rate revenue, or ARR, as of March 31, 2022 was $524 million, up from $388 million as of March 31, 2021. ARR as of the end of each month represents total revenue for that month multiplied by 12.
Impact of Russia-Ukraine Conflict
In February 2022, Russian military forces invaded Ukraine. In response, Ukrainian military personnel and civilians are actively resisting the invasion and a variety of responsive economic sanctions and export controls measures aimed at Russia, Belarus, and certain regions of Ukraine have been imposed by countries and governmental bodies around the world, including the United States and the European Union. These measures prohibit or restrict dealings with certain entities and individuals, including banks and financial institutions, in the target countries and territories.
We are committed to conducting our activities in compliance with applicable sanctions laws and regulations issued by countries in which we do business. We do not currently have employees or direct operations in Russia, Belarus or Ukraine, nor do we engage in activities with sanctioned parties; however, certain of our customers conduct business in these countries and regions. Recent sanction measures, including those targeting major Russian banks and financial institutions and the removal of certain Russian banks from the SWIFT messaging system, have impacted our ability to receive payments involving parties located in Russia. As of the three months ended March 31, 2022, aggregate revenue from our customers with business activities in Russia, Belarus and Ukraine was approximately 3.5% of our total revenue. As the situation continues to evolve, further sanctions actions may be forthcoming and could continue to impact the revenues received from certain customers.
The full impact of the conflict on our business operations and financial performance remains uncertain and will depend on future developments, including the severity and duration of the conflict and its impact on our customers and third-party providers, as well as regional and global economic conditions. We will continue to monitor and assess the situation and pursue prudent decisions for our team members, customers, and business.
For additional information, refer to Part II, Item 1A—Risk Factors of this Quarterly Report on Form 10-Q.
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
Increasing Usage by Our Existing Customers
Our customer base of approximately 623,000 customers represents a significant opportunity for further consumption of our services. There are substantial opportunities to expand revenue within our large customer base through increased usage of our platform as our customers grow their businesses, adoption of additional product offerings and targeted sales initiatives focused on our larger customers. Our consumption-based pricing model makes it frictionless for customers to increase their usage of our platform as they require more compute and storage as they grow and scale. We have also expanded the breadth of our platform offerings and will continue to do so as we have experienced strong adoption of recently developed products. To accelerate this growth across our larger customers, we complement our self-service marketing model with internal go-to-market teams that are specifically focused on expanding our business with our larger customers. Our ability to increase the usage of our platform by existing customers will depend on a number of factors, including our customers’ satisfaction with our platform and product offerings, competition, pricing and overall changes in our customers’ spending levels.
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

	Three Months Ended March 31,
	2022	2021
Customers	622,749	585,466
Customers paying more than $50 per month	102,426	85,154
ARPU	$68.90	$53.68
ARR (in millions)	$524	$388
Net dollar retention rate	117%	107%
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
General and Administrative Expenses
General and administrative expenses consist primarily of personnel costs of our human resources, legal, finance, and other administrative functions including salaries, bonuses, benefits, and stock-based compensation. General and administrative expenses also include bad debt expense, software, payment processing fees, business insurance, depreciation and amortization expenses, rent and facilities costs, loss on sublease, and other administrative costs. We expect to incur significant additional legal, accounting and other expenses to support our operations as a public company, including costs associated with our compliance with the Sarbanes-Oxley Act. We also expect general and administrative expenses to increase in absolute dollars as we continue to grow our business.
Other (Income) Expense
Other (income) expense consists primarily of interest expense on our existing credit facility and third-party equipment financing, loss on extinguishment of debt, accretion/amortization of premium/discounts of our available-for-sale investments, and gains or losses on foreign currency exchange.
Income Tax Expense
Income tax expense consists primarily of income taxes in certain foreign and state jurisdictions in which we conduct business. We maintain a full valuation allowance on our U.S. federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred assets will not be realized.

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Revenue	$127,327	$93,661
Cost of revenue(1)	46,757	39,544
Gross profit	80,570	54,117
Operating expenses:
Research and development(1)	37,241	22,402
Sales and marketing(1)	19,044	10,421
General and administrative(1)	37,424	18,040
Total operating expenses	93,709	50,863

(Loss) income from operations	(13,139)	3,254
Other (income) expense	1,646	5,597
Loss before income taxes	(14,785)	(2,343)
Income tax expense	3,338	996
Net loss attributable to common stockholders	$(18,123)	$(3,339)

___________________
(1)    Includes stock-based compensation as follows:

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Cost of revenue	$432	$196
Research and development	9,720	2,636
Sales and marketing	3,346	1,137
General and administrative	12,483	2,655
Total	$25,981	$6,624
The following table sets forth our results of operations as a percentage of revenue for the periods presented:

	Three Months Ended
	March 31,
	2022	2021
Revenue	100%	100%
Cost of revenue	37	42
Gross profit	63	58
Operating expenses:
Research and development	29	24
Sales and marketing	15	11
General and administrative	29	19
Total operating expenses	73	54

(Loss) income from operations	(10)	4
Other (income) expense	1	6
Loss before income taxes	(11)	(2)
Income tax expense	3	1
Net loss attributable to common stockholders	(14)%	(3)%
Comparison of the Three Months Ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands)
Revenue	$127,327	$93,661	$33,666	36%
Revenue increased $33.7 million, or 36%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to a 28% increase in ARPU to $68.90 from $53.68 and an increase of approximately 37,000 customers to approximately 623,000. The increase in ARPU was primarily driven by continued adoption of our products by our customers leading to higher average usage on our platform.

Cost of Revenue

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands)
Cost of revenue	$46,757	$39,544	$7,213	18%
Cost of revenue increased $7.2 million, or 18%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to higher co-location costs and depreciation of our network equipment to support the growth in our business.
Operating Expenses

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands)
Research and development	$37,241	$22,402	$14,839	66%
Sales and marketing	19,044	10,421	8,623	83%
General and administrative	37,424	18,040	19,384	107%
Total operating expenses	$93,709	$50,863	$42,846	84%
Research and development expenses increased $14.8 million, or 66%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to higher personnel costs and stock-based compensation.
Sales and marketing expenses increased $8.6 million, or 83%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to higher personnel costs and stock-based compensation, and increases in advertising costs.
General and administrative expenses increased $19.4 million, or 107%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to higher personnel costs and stock-based compensation, and increases in bad debt expense, insurance and software licensing fees, partially offset by a decrease in professional service fees.
Other (Income) Expense

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands)
Other (income) expense	$1,646	$5,597	$(3,951)	(71)%
Other (income) expense decreased $4.0 million, or 71%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to lower interest expense due to the payoff of the term loan and notes payable in the first quarter of 2021 and interest income from our marketable securities, partially offset by a loss on extinguishment of debt.
Income Tax Expense

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands)
Income tax expense	$3,338	$996	$2,342	235%
Income tax expense increased $2.3 million, or 235%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to income taxes related to international jurisdictions in which we conduct business.

Liquidity and Capital Resources
We have funded our operations since inception primarily with cash flow generated by operations, private offerings of our securities, borrowings under our existing credit facility and capital expenditure financings. In March 2021, we consummated our IPO of 16,500,000 shares of our common stock at an offering price of $47.00 per share resulting in aggregate net proceeds to us of $723.0 million after deducting the underwriting discounts and commissions and offering expenses payable by us.
In November 2021, we issued $1.50 billion aggregate principal amount of our Convertible Notes in a private offering. The Convertible Notes will mature on December 1, 2026, unless earlier converted, redeemed or repurchased.
In February 2022, we began our common stock buyback program whereby we can repurchase up to an aggregate of $300.0 million of our common stock throughout fiscal year 2022. During the first quarter of 2022, we repurchased and retired 2.6 million shares of common stock at an average price of $58.20 per share for an aggregate purchase price of $150.0 million.
In March 2022, we entered into a third amended and restated credit facility to increase our borrowing capacity from $150.0 million to $250.0 million. As of March 31, 2022, we had not drawn on the credit facility.
As of March 31, 2022, we had $464.8 million in cash and cash equivalents and $1.1 billion in marketable securities. Our cash and cash equivalents primarily consist of money market funds and commercial paper. Our marketable securities consist of U.S. treasury securities, commercial debt securities, and commercial paper.
We believe our existing cash and cash equivalents, marketable securities, cash flow from operations, availability under our credit facility, and convertible notes will be sufficient to support working capital and capital expenditure requirements and our outstanding contractual commitments for at least the next 12 months.
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(In thousands)	2022	2021
Net cash provided by operating activities	$30,283	$19,791
Net cash used in investing activities	(1,120,955)	(23,687)
Net cash (used in) provided by financing activities	(157,879)	463,638
(Decrease) increase in cash, cash equivalents and restricted cash	(1,248,551)	459,742
Operating Activities
Our largest source of operating cash is cash collections from sales to our customers. Our primary uses of cash from operating activities are for personnel costs, data center co-location expenses, marketing expenses, payment processing fees, bandwidth and connectivity, server maintenance and software licensing fees.
Net cash provided by operating activities was $30.3 million and $19.8 million for the three months ended March 31, 2022 and 2021, respectively, for which the increases in each year were primarily driven by an increase in cash collections from higher revenues offset by an increase in cash expenses for personnel related costs.
Investing Activities
Net cash used in investing activities was $1.1 billion for the three months ended March 31, 2022 compared to $23.7 million for the three months ended March 31, 2021. The increase was driven by our investment in available-for-sale marketable securities of $1.1 billion and the acquisition of CCS Tricks for $4.0 million.
Financing Activities
Net cash used in financing activities of $157.9 million for the three months ended March 31, 2022 was primarily due to the repurchase and retirement of our common stock for $150 million.
Net cash provided by financing activities of $463.6 million for the three months ended March 31, 2021 was primarily due to proceeds from our IPO of $723.0 million partially offset by repayments on the credit facility and notes payable of $263.2 million.

Contractual Obligations and Commitments
There have been no material changes to our obligations under our operating leases and purchase commitments as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
There have been no material changes to our critical accounting policies as compared to those disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
Non‑GAAP Financial Measures
To supplement our consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States, or GAAP, we provide investors with non-GAAP financial measures including: (i) adjusted gross profit and adjusted gross margin; (ii) non-GAAP income from operations and non-GAAP operating margin; (iii) non-GAAP net income and non-GAAP diluted net income per share; and (iv) free cash flow and free cash flow margin. These measures are presented for supplemental informational purposes only, have limitations as analytical tools and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In particular, free cash flow is not a substitute for cash used in operating activities. Additionally, the utility of free cash flow as a measure of our financial performance and liquidity is further limited as it does not represent the total increase or decrease in our cash balance for a given period. Our calculations of each of these measures may differ from the calculations of measures with the same or similar titles by other companies and therefore comparability may be limited. Because of these limitations, when evaluating our performance, you should consider each of these non-GAAP financial measures alongside other financial performance measures, including the most directly comparable financial measure calculated in accordance with GAAP and our other GAAP results. A reconciliation of each of our non-GAAP financial measures to the most directly comparable financial measure calculated in accordance with GAAP is set forth below.

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
The following table presents a reconciliation of gross profit, the most directly comparable financial measure stated in accordance with GAAP, to adjusted gross profit for each of the periods presented:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Gross profit	$80,570	$54,117
Adjustments:
Depreciation and amortization	22,262	19,225
Stock-based compensation	432	196
Adjusted gross profit	$103,264	$73,538
Gross margin	63%	58%
Adjusted gross margin	81%	79%
Non-GAAP Income from Operations and Non-GAAP Operating Margin
We define non-GAAP income from operations as (Loss) income from operations, excluding stock-based compensation and loss on sublease. Beginning in the second quarter of 2022, we will define non-GAAP income from operations as (Loss) income from operations, excluding stock-based compensation, amortization of acquired intangibles, acquisition related costs, loss on sublease, asset impairment, restructuring and severance, and other unusual or non-recurring transactions as they occur. We believe these modifications will assist investors in performing meaningful comparisons of past, present and future operating results and better highlight the results of our ongoing operations. We define non-GAAP operating margin as non-GAAP income from operations as a percentage of revenue. We use non-GAAP income from operations to understand and evaluate our core operating performance and trends and to develop short-term and long-term operating plans. We believe that non-GAAP income from operations facilitates comparison of our operating performance on a consistent basis between periods, and when viewed in combination with our results prepared in accordance with GAAP, helps provide a broader picture of factors and trends affecting our results of operations.
The following table presents a reconciliation of (Loss) income from operations, the most directly comparable financial measure stated in accordance with GAAP, to Non-GAAP income from operations for each of the periods presented:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
(Loss) income from operations	$(13,139)	$3,254
Adjustments:
Stock-based compensation	25,981	6,624
Loss on sublease	788	—
Non-GAAP income from operations	$13,630	$9,878
Operating margin	(10)%	3%
Non-GAAP operating margin	11%	11%
Non-GAAP Net Income and Non-GAAP Diluted Net Income Per Share
We define non-GAAP net income as Net loss attributable to common stockholders, excluding stock-based compensation, amortization of acquired intangibles, acquisition related costs, release of VAT reserve, and loss on sublease. Beginning in the second quarter of 2022, we will define non-GAAP net income (loss) as Net loss attributable to common stockholders, excluding stock-based compensation, amortization of acquired intangibles, acquisition related costs, release of VAT reserve, loss on sublease, loss on extinguishment of debt, asset impairment, restructuring and severance expense, revaluation of warrants, and other unusual or non-recurring transactions as they occur. We believe these modifications will assist investors in performing meaningful comparisons of past, present and future operating results and better highlight the results of our ongoing operations. We define non-GAAP diluted net income per share as non-GAAP net income divided by the weighted-average shares including the dilutive effects of our convertible preferred stock, warrants, stock options, RSUs, PRSUs and Convertible Notes.
We believe non-GAAP net income per share provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this metric generally eliminates the effects of unusual or non-recurring items from period to period for reasons unrelated to overall operating performance.
The following table presents a reconciliation of Net loss attributable to common stockholders, the most directly comparable financial measure stated in accordance with GAAP, to Non-GAAP Net income for each of the periods presented:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
GAAP Net loss attributable to common stockholders	$(18,123)	$(3,339)
Stock-based compensation	25,981	6,624
Amortization of acquired intangible assets	462	76
Acquisition related costs	(46)	—
Loss on sublease	788	—
Income tax effects of non-GAAP adjustments(1)	309	135
Non-GAAP net income(2)	$9,371	$3,496
Non-GAAP diluted net income per share(2)	$0.07	$0.03
Weighted-average shares used to compute Non-GAAP diluted net income per share	126,555	103,403
___________________
(1)The income tax effects of non-GAAP adjustments are calculated based on the applicable statutory tax rate for the relevant jurisdiction, except for those items which are non-taxable or subject to valuation allowances for which the tax expense (benefit) was calculated at 0%. The tax benefit for amortization is calculated in a similar manner as the tax effects of the non-GAAP adjustments.

(2)Amounts are attributable for both the common and convertible preferred stockholders, treated as one class of stock.
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
The following table presents our cash flows for the periods presented and a reconciliation of free cash flow and free cash flow margin to Net cash provided by operating activities the most directly comparable financial measure calculated in accordance with GAAP:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Net cash provided by operating activities	$30,283	$19,791
Adjustments:
Capital expenditures - property and equipment	(22,976)	(22,398)
Capital expenditures - internal-use software development	(2,276)	(1,370)
Free cash flow	$5,031	$(3,977)
As a percentage of revenue:
Net cash provided by operating activities	24%	21%
Free cash flow margin	4%	(4)%
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
ITEM 1A. RISK FACTORS
Please refer to Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022, for a description of certain significant risks and uncertainties to which our business, financial condition and results of operations are subject.
There have been no material changes in the risk factors from those detailed in our Annual Report on Form 10-K for the year ended December 31, 2021, except as set forth below.
Unfavorable conditions in our industry or the global economy, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our results of operations.
Our results of operations may vary based on the impact of unfavorable changes in our industry or the global economy on us or our customers and potential customers. Unfavorable conditions in the economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth in the United States or abroad, financial and credit market fluctuations, international trade relations, political turmoil, natural catastrophes, outbreaks of contagious diseases (such as the ongoing COVID-19 pandemic), warfare and terrorist attacks on the United States, Europe or elsewhere, including military actions affecting Russia, Ukraine and/or surrounding regions, could cause a decrease in business investments, including spending on information technology, disrupt the timing and cadence of key industry events, and negatively affect the growth of our business and our results of operations. For example, any reductions in information technology spending may fall disproportionately on outsourced and cloud-based solutions like ours. In addition, impacts of the COVID-19 pandemic may be exacerbated by the disproportionate impact it is having on the individual developers, early stage start-ups and small-to-medium size businesses that make a large portion of our customer base, many of which may be forced to shut down or limit operations for an indefinite period of time. Economic weakness, customer financial difficulties and constrained spending on information technology operations could adversely affect our customers’ ability or willingness to subscribe to our service offerings, delay purchasing decisions and lengthen our sales cycles, reduce the usage of our products and services, or increase churn, all of which could have an adverse effect on our sales and operating results. In addition, our competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers and may be less dependent on key industry events to generate sales for their products. Further, the increased pace of consolidation in certain industries may result in reduced overall spending on our products
In February 2022, Russian military forces invaded Ukraine. In response, Ukrainian military personnel and civilians are actively resisting the invasion and a variety of responsive economic sanctions and export controls measures aimed at Russia, Belarus, and certain regions in Ukraine have been imposed by countries and governmental bodies around the world, including the United States and the European Union. The continuing conflict and the resulting international response has created significant political and economic uncertainty at a global level. As noted, we do not currently have employees or direct operations in Russia, Belarus or Ukraine, nor do we engage in activities with sanctioned parties; however, the recent sanction measures have impacted our customers with business activities in these countries and regions and have impacted our ability to realize revenues from those customers. Recent sanction measures, including those targeting major Russian banks and financial institutions and the removal of certain Russian banks from the SWIFT messaging system, have impacted our ability to receive payments involving parties located in Russia. As the situation continues to evolve, further sanctions actions may be forthcoming and could continue to impact the revenues received from certain customers.
Further, due to political uncertainty and military actions involving Russia, Ukraine and surrounding regions, we and the third parties upon which we rely may be vulnerable to a heightened risk of cyber-attacks, computer malware, viruses, supply chain attacks, social engineering (including spear phishing and ransomware attacks) and general hacking that could materially disrupt our systems and operations.

The full impact of the conflict on our business operations and financial performance remains uncertain and will depend on future developments, including the severity and duration of the conflict and its impact on our customers and third-party providers, as well as regional and global economic conditions. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also exacerbate the impact of other risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
The following table provides information with respect to repurchases of shares of common stock by the Company during the three months ended March 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Program(1)
January 1-31, 2022	—	$—	—	$—
February 1-28, 2022	538,290	53.15	538,290	271,388
March 1-31, 2022	2,039,181	59.53	2,039,181	150,000
Total	2,577,471	$58.20	2,577,471
(1)In February 2022, the Company announced that the Board of Directors approved the repurchase of up to an aggregate of $300 million of its common stock pursuant to a share buyback program (the "Program"). As of March 31, 2022, $150 million of the authorized amount under the Program had been utilized and $150 million is available for future repurchases under the Program. The Program does not obligate the Company to acquire any specific number or dollar amount of shares. The Program is authorized throughout fiscal year 2022; however, the Company is not obligated to acquire any particular amount of common stock and the Program may be extended, modified, suspended or discontinued at any time at the Company’s discretion. Under the Program, shares may be repurchased through open market purchases or in negotiated transactions off the market.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Employment Agreement between DigitalOcean, LLC and Alan Shapiro, dated March 8, 2021.					X
10.2	Employment Agreement between DigitalOcean, LLC and Gabriel Monroy, dated September 10, 2021.					X
10.3	Third Amended and Restated Credit Agreement, dated as of March 29, 2022, between DigitalOcean Holdings, Inc., DigitalOcean, LLC, the lenders party thereto and KeyBank National Association, as Administrative Agent.	8-K	001-40252	10.1	March 30, 2022
31.1	Certification of Yancey Spruill, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of William Sorenson, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
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

DigitalOcean Holdings, Inc.

Date:	May 5, 2022	By:	/s/ Yancey Spruill
Yancey Spruill
Chief Executive Officer
(Principal Executive Officer)

Date:	May 5, 2022	By:	/s/ William Sorenson
William Sorenson
Chief Financial Officer
(Principal Financial Officer)