Form 10-Q
period 2022-06-30
DigitalOcean Holdings, Inc.
filed 2022-08-08
CIK 1582961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2022
OR
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
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 28, 2022, there were 96,930,317 shares of the registrant’s common stock, with a par value of $0.000025 per share, outstanding.

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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in Item 1A-Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2025, and Item 1A-Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 5, 2022, as such factors may be updated from time to time in our periodic filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	June 30, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$72,177	$1,713,387
Marketable securities	1,093,977	—
Accounts receivable, less allowance for doubtful accounts of $5,315 and $4,212, respectively	44,056	39,619
Prepaid expenses and other current assets	20,922	17,050
Total current assets	1,231,132	1,770,056

Property and equipment, net	268,418	249,643
Restricted cash	1,935	2,038
Goodwill	32,170	32,170
Intangible assets, net	52,205	42,915
Deferred tax assets	86	88
Other assets	4,762	4,085
Total assets	$1,590,708	$2,100,995

Current liabilities:
Accounts payable	$17,759	$12,657
Accrued other expenses	39,023	31,907
Deferred revenue	4,734	4,826
Other current liabilities	12,711	8,849
Total current liabilities	74,227	58,239

Deferred tax liabilities	421	421
Long-term debt	1,466,519	1,462,676
Other long-term liabilities	1,268	1,462
Total liabilities	1,542,435	1,522,798
Commitments and Contingencies (Note 8)

Preferred stock ($0.000025 par value per share; 10,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021)	—	—
Common stock ($0.000025 par value per share; 750,000,000 shares authorized; 98,856,183 and 109,175,863 issued; and 96,887,955 and 107,207,635 outstanding as of June 30, 2022 and December 31, 2021, respectively)	2	2
Treasury stock, at cost (1,968,228 shares at June 30, 2022 and December 31, 2021)	(4,598)	(4,598)
Additional paid-in capital	268,689	769,705
Accumulated other comprehensive loss	(4,968)	(374)
Accumulated deficit	(210,852)	(186,538)
Total stockholders’ equity	48,273	578,197

Total liabilities and stockholders’ equity	$1,590,708	$2,100,995
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue	$133,882	$103,810	$261,209	$197,471
Cost of revenue	47,246	43,145	94,003	82,689
Gross profit	86,636	60,665	167,206	114,782
Operating expenses:
Research and development	36,956	27,121	74,197	49,523
Sales and marketing	18,219	11,812	37,263	22,233
General and administrative	38,838	24,362	76,262	42,402
Total operating expenses	94,013	63,295	187,722	114,158

(Loss) income from operations	(7,377)	(2,630)	(20,516)	624

Other (income) expense:
Interest expense	2,095	233	4,154	2,489
Loss on extinguishment of debt	—	—	407	3,435
Other (income) expense, net	(2,112)	(203)	(2,932)	(297)
Other (income) expense	(17)	30	1,629	5,627

Loss before income taxes	(7,360)	(2,660)	(22,145)	(5,003)
Income tax (benefit) expense	(1,169)	(473)	2,169	523
Net loss attributable to common stockholders	$(6,191)	$(2,187)	$(24,314)	$(5,526)
Net loss per share attributable to common stockholders, basic and diluted	$(0.06)	$(0.02)	$(0.23)	$(0.07)
Weighted-average shares used to compute net loss per share, basic and diluted	102,502	106,765	104,697	78,257
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net loss attributable to common stockholders	$(6,191)	$(2,187)	$(24,314)	$(5,526)
Other comprehensive loss:
Foreign currency translation adjustments, net of taxes	(188)	(40)	(206)	(28)
Unrealized loss on available-for-sale marketable securities, net of taxes	(2,480)	—	(4,388)	—
Comprehensive loss	$(8,859)	$(2,227)	$(28,908)	$(5,554)
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehen-sive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at March 31, 2022	107,956,057	$2	(1,968,228)	$(4,598)	$639,388	$(2,300)	$(204,661)	$427,831
Issuance of common stock under equity incentive plan, net of taxes withheld	725,732	—	—	—	(4,513)	—	—	(4,513)
Issuance of common stock under employee stock purchase plan, net of taxes withheld	144,867	—	—	—	5,244	—	—	5,244
Repurchase and retirement of common stock	(9,970,473)	—	—	—	(400,000)	—	—	(400,000)
Stock-based compensation	—	—	—	—	28,570	—	—	28,570
Other comprehensive loss	—	—	—	—	—	(2,668)	—	(2,668)
Net loss attributable to common stockholders	—	—	—	—	—	—	(6,191)	(6,191)
Balance at June 30, 2022	98,856,183	$2	(1,968,228)	$(4,598)	$268,689	$(4,968)	$(210,852)	$48,273

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehen-sive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at March 31, 2021	108,305,374	$2	(1,968,228)	$(4,598)	$1,020,313	$(233)	$(170,374)	$845,110
Issuance of common stock under equity incentive plan, net of taxes withheld	843,991	—	—	—	2,740	—	—	2,740
Exercise of common stock warrants	64,328	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	12,461	—	—	12,461
Other comprehensive loss	—	—	—	—	—	(40)	—	(40)
Net loss attributable to common stockholders	—	—	—	—	—	—	(2,187)	(2,187)
Balance at June 30, 2021	109,213,693	$2	(1,968,228)	$(4,598)	$1,035,514	$(273)	$(172,561)	$858,084
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehen-sive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	109,175,863	$2	(1,968,228)	$(4,598)	$769,705	$(374)	$(186,538)	$578,197
Issuance of common stock under equity incentive plan, net of taxes withheld	2,083,397	—	—	—	(11,222)	—	—	(11,222)
Issuance of common stock under employee stock purchase plan, net of taxes withheld	144,867	—	—	—	5,244	—	—	5,244
Repurchase and retirement of common stock	(12,547,944)	—	—	—	(550,000)	—	—	(550,000)
Stock-based compensation	—	—	—	—	54,962	—	—	54,962
Other comprehensive loss	—	—	—	—	—	(4,594)	—	(4,594)
Net loss attributable to common stockholders	—	—	—	—	—	—	(24,314)	(24,314)
Balance at June 30, 2022	98,856,183	$2	(1,968,228)	$(4,598)	$268,689	$(4,968)	$(210,852)	$48,273

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehen-sive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	45,472,229	$173,074	45,299,339	$1	(1,968,228)	$(4,598)	$99,783	$(245)	$(167,035)	$(72,094)
Issuance of common stock under equity incentive plan, net of taxes withheld	—	—	1,877,797	—	—	—	6,480	—	—	6,480
Exercise of common stock warrants	—	—	64,328	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	19,146	—	—	19,146
Issuance of common stock in connection with initial public offering, net of underwriting discounts and issuance costs	—	—	16,500,000	1	—	—	723,125	—	—	723,126
Issuance of convertible preferred stock	(45,472,229)	(173,074)	45,472,229	—	—	—	173,074	—	—	173,074
Conversion of convertible preferred stock to common stock in connection with initial public offering	—	—	—	—	—	—	13,906	—	—	13,906
Other comprehensive loss	—	—	—	—	—	—	—	(28)	—	(28)
Net loss attributable to common stockholders	—	—	—	—	—	—	—	—	(5,526)	(5,526)
Balance at June 30, 2021	—	$—	109,213,693	$2	(1,968,228)	$(4,598)	$1,035,514	$(273)	$(172,561)	$858,084

See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss attributable to common stockholders	$(24,314)	$(5,526)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	48,274	42,541
Stock-based compensation	54,164	18,825
Bad debt expense	8,070	3,467
Loss on extinguishment of debt	407	3,435
Net accretion of discounts and amortization of premiums on investments	(1,027)	—
Non-cash interest expense	3,918	296
Loss on impairment	120	—
Revaluation of warrants	—	(556)
Other	739	(41)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(12,507)	(9,287)
Prepaid expenses and other current assets	(3,872)	1,563
Accounts payable and accrued expenses	(401)	3,767
Deferred revenue	(93)	157
Other assets and liabilities	2,174	1,556
Net cash provided by operating activities	75,652	60,197

Investing activities
Capital expenditures - property and equipment	(48,041)	(47,036)
Capital expenditures - internal-use software development	(4,330)	(2,713)
Purchase of intangible assets	(4,915)	—
Cash paid for asset acquisitions	(5,400)	—
Purchase of available-for-sale securities	(1,257,106)	—
Maturities of available-for-sale securities	159,878	—
Purchased interest on available-for-sale securities	(1,549)	—
Proceeds from interest on available-for-sale securities	1,370	—
Proceeds from sale of equipment	909	81
Net cash used in investing activities	(1,159,184)	(49,668)

Financing activities
Repayment of notes payable	—	(33,214)
Repayment of term loan	—	(166,813)
Repayment of borrowings under revolving credit facility	—	(63,200)
Payment of debt issuance costs	(1,492)	—
Proceeds related to the issuance of common stock under equity incentive plan	8,553	7,487
Proceeds from the issuance of common stock under employee stock purchase plan	5,152	—
Employee payroll taxes paid related to net settlement of equity awards	(19,995)	(1,007)
Proceeds from initial public offering, net of underwriting discounts and commissions and other offering costs	—	723,125
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

Repurchase and retirement of common stock	(550,000)	—
Net cash (used in) provided by financing activities	(557,782)	466,378

(Decrease) increase in cash, cash equivalents and restricted cash	(1,641,313)	476,907
Cash, cash equivalents and restricted cash - beginning of period	1,715,425	102,537
Cash, cash equivalents and restricted cash - end of period	$74,112	$579,444

Supplemental disclosures of cash flow information:
Cash paid for interest	$221	$2,152
Cash paid for taxes (net of refunds)	1,108	633
Non-cash investing and financing activities:
Capitalized stock-based compensation	$798	$321
Property and equipment received but not yet paid, included in Accounts payable and Accrued other expenses	26,069	14,407
Debt issuance costs included in accounts payable and accrued liabilities	18	—
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include accounts of the Company and all wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of June 30, 2022, results of operations for the three and six months ended June 30, 2022 and 2021, cash flows for the six months ended June 30, 2022 and 2021, and stockholders' equity for the three and six months ended June 30, 2022 and 2021.
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
Restricted Cash
Restricted cash includes deposits in financial institutions related to letters of credit used to secure lease agreements. The following table reconciles cash, cash equivalents and restricted cash per the Condensed Consolidated Statements of Cash Flows:

	June 30,
	2022	2021
Cash and cash equivalents	$72,177	$577,218
Restricted cash	1,935	2,226
Total cash, cash equivalents and restricted cash	$74,112	$579,444
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
The following table presents the changes in our allowance for doubtful accounts for the period presented:

Amount
Balance as of December 31, 2021	$4,212
Bad debt expense, net of recoveries	8,070
Write-offs	(6,967)
Balance as of June 30, 2022	$5,315
Deferred Revenue
Deferred revenue was $4,734 and $4,826 as of June 30, 2022 and December 31, 2021, respectively. Revenue recognized during the three months ended June 30, 2022 and 2021 was $770 and $634, respectively, and $2,505 and $2,359 during the six months ended June 30, 2022 and 2021, respectively, which was included in each deferred revenue balance at the beginning of each respective period.
Asset Acquisition
The Company applies the principles provided in ASC 805, Business Combinations ("ASC 805") to determine whether a transaction involves an asset or a business. If it is determined an acquisition is an asset acquisition, the purchase consideration (which will include certain transaction costs) is allocated to the acquired assets and liabilities based on their relative fair values.
In March 2022, the Company acquired the assets of the CSS Tricks website (“CSS Tricks”) from Midwest Coast Studios LLC for total purchase consideration of $4,000. The intangible assets will be amortized over 3 to 5 years. In June 2022, the Company acquired intangible assets from JournalDev IT Services Private Limited for total purchase consideration of $1,400 to be amortized over 3 years.
Segment Information
The Company’s chief operating decision maker, the chief executive officer, reviews discrete financial information presented on a consolidated basis for purposes of regularly making operating decisions, allocation of resources, and assessing financial performance. Accordingly, the Company has one operating and reporting segment.

`
Geographical Information
Revenue, as determined based on the billing address of the Company’s customers, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
North America	38%	38%	38%	38%
Europe	29	29	29	29
Asia	23	23	23	23
Other	10	10	10	10
Total	100%	100%	100%	100%
Revenue derived from customers in the United States was 32% of total revenue for the three and six months ended June 30, 2022 and 31% of total revenue for the three and six months ended June 30, 2021.
No country outside of the United States had revenue greater than 10% of total consolidated revenue in any period presented.
Property and equipment located in the United States was 48% and 50% as of June 30, 2022 and December 31, 2021, respectively, with the remainder of net assets residing in international locations, primarily in the Netherlands, Singapore and Germany.
Concentration of Credit Risk
The amounts reflected in the Condensed Consolidated Balance Sheets for cash and cash equivalents, marketable securities, restricted cash, and trade accounts receivable are exposed to concentrations of credit risk. Although the Company maintains cash and cash equivalents with multiple financial institutions, the deposits, at times, may exceed federally insured limits. The Company believes that the financial institutions that hold its cash and cash equivalents are financially sound and, accordingly, minimal credit risk exists with respect to these balances.
The Company’s customer base consists of a significant number of geographically dispersed customers. No customer represented 10% or more of accounts receivable, net as of June 30, 2022 and December 31, 2021. Additionally, no customer accounted for 10% or more of total revenue during the three and six months ended June 30, 2022 and 2021.
Sublease
A sublease liability is recorded when the Company ceases to use leased space, which is included as Other current liabilities and Other noncurrent liabilities on the Condensed Consolidated Balance Sheets. A sublease loss is calculated as the present value of lease payments, net of expected sublease income, and other costs that do not have future economic benefit to the Company. The sublease loss is included in General and administrative on the Condensed Consolidated Statements of Operations.
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

`
The Company has made substantial progress in executing its implementation plan. It is in the process of revising its controls and processes to address the lease standard and is in the process of completing the implementation and data input for the lease accounting software tool that it will use post-adoption. ASU 2016-02 also requires expanded disclosure regarding the amounts, timing and uncertainties of cash flows related to a company’s lease portfolio. The Company is evaluating these disclosure requirements and is incorporating the collection of relevant data into its existing financial reporting processes. While the Company expects the adoption of this standard to result in an increase to the reported assets and liabilities, the Company is currently evaluating the impact of adoption on the condensed consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the recognition of an acquired contract liability and to payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in ASU 2021-08 require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. ASU 2021-08 is effective for fiscal years beginning after December 15, 2023 and early adoption is permitted. While the Company is continuing to assess the timing of adoption and the potential impacts of ASU 2021-08, it does not expect ASU 2021-08 to have a material effect on its consolidated financial statements and disclosures.
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
Note 3. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents, on the Condensed Consolidated Balance Sheets as of June 30, 2022. The Company did not hold any available-for-sale marketable securities as of December 31, 2021.

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$708,226	$7	$(2,783)	$705,450
Corporate debt securities	35,121	—	(297)	34,823
Commercial paper	355,018	—	(1,314)	353,704
Total Marketable securities	$1,098,365	$7	$(4,394)	$1,093,977
Interest income from investments was $2,644 and $6 for the three months ended June 30, 2022 and 2021, respectively, and $3,590 and $9 for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, all of the Company’s available-for-sale short-term investments were due within one year.
The Company does not believe that any unrealized losses are attributable to credit-related factors based on its evaluation of available evidence. To determine whether a decline in value is related to credit loss, the Company evaluates, among other factors: the extent to which the fair value is less than the amortized cost basis, changes to the rating of the

`
security by a rating agency and any adverse conditions specifically related to an issuer of a security or its industry. Unrealized gains and losses on marketable securities are presented net of tax.
Note 4. Fair Value Measurements
The fair value of our financial assets measured on a recurring basis is as follows:

	June 30, 2022
	Level I	Level II	Total
Cash and cash equivalents:
Cash	$68,551	$—	$68,551
Money market funds	3,626	—	3,626
Total Cash and cash equivalents	$72,177	$—	$72,177
Marketable securities:
U.S. treasury securities	$705,450	$—	$705,450
Corporate debt securities	—	34,823	34,823
Commercial paper	—	353,704	353,704
Total Marketable securities	$705,450	$388,527	$1,093,977

	December 31, 2021
	Level I	Level II	Total
Cash and cash equivalents:
Cash	$1,093,425	$—	$1,093,425
Commercial paper	—	269,945	269,945
Certificate of deposits	—	350,017	350,017
Total Cash and cash equivalents	$1,093,425	$619,962	$1,713,387
The Company classifies its highly liquid money market funds and U.S. treasury securities within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its commercial paper, corporate debt securities and certificates of deposit within Level 2 because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded. The Company had no level 3 financial assets as of June 30, 2022 and December 31, 2021.
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

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Notes	$1,466,519	$1,100,625	$1,462,676	$1,462,676
The carrying value of the Convertible Notes as of June 30, 2022 and December 31, 2021 was net of unamortized debt issuance costs of $33,481 and $37,324, respectively.
The total fair value of the Convertible Notes was determined based on the closing trading price as of the last day of trading for the period. The Company considers the fair value to be a Level 2 valuation due to the limited trading activity.

Note 5. Balance Sheet Details
Property and equipment, net
Property and equipment, net consisted of the following:

	June 30, 2022	December 31, 2021
Computers and equipment	$544,056	$487,484
Furniture and fixtures	1,511	1,511
Leasehold improvements	6,820	6,820
Internal-use software	73,329	68,321
Property and equipment, gross	$625,716	$564,136

Less: accumulated amortization	$(55,491)	$(49,268)
Less: accumulated depreciation	(301,807)	(265,225)
Property and equipment, net	$268,418	$249,643
Depreciation expense on property and equipment for the three months ended June 30, 2022 and 2021 was $20,701 and $18,171, respectively, and $41,027 and $35,390 for the six months ended June 30, 2022 and 2021, respectively.
The Company capitalized costs related to the development of computer software for internal use of $5,128 and $3,034 for the six months ended June 30, 2022 and 2021, respectively, which is included in internal-use software costs within Property and equipment, net. Amortization expense related to internal-use software for the three months ended June 30, 2022 and 2021 was $3,077 and $3,343, respectively, and $6,222 and $7,000 for the six months ended June 30, 2022 and 2021, respectively.
During the six months ended June 30, 2022, the Company recorded an impairment loss of $120 related to software that is no longer being used. There was no such impairment loss recorded for the three months ended June 30, 2022 or the three and six months ended June 30, 2021. This impairment loss is included in Cost of revenue and Research and development on the Condensed Consolidated Statements of Operations.
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
At June 30, 2022, the Company had available borrowing capacity of $250,000 on the Credit Facility. The Credit Facility will mature on the earlier of (a) March 29, 2027 and (b) 90 days before the maturity date applicable to any outstanding convertible notes issued by the Company in an aggregate principal amount equal to or greater than $100,000.
The Credit Facility is secured by a first-priority security interest in substantially all of the assets of the Company. The Credit Facility contains certain financial and operational covenants, including a maximum senior secured net leverage ratio financial covenant of 3.50x. As of June 30, 2022, the Company was in compliance with all covenants under the Credit Facility.

The per annum interest rate applicable to any principal amounts outstanding under the Credit Facility for U.S. Dollar loans will be equal to (i) Adjusted Term SOFR plus (ii) an applicable margin varying from 1.25% to 2.00%, subject to a pricing grid based on the senior secured net leverage ratio. The Credit Facility provides for an annual commitment fee varying from 0.20% to 0.30%, also subject to a pricing grid based on the senior secured net leverage ratio, applied to the average daily unused amount of the revolving credit facility. The Company incurred commitment fees on the unused balance of the Credit Facility of $126 and $103 for the three months ended June 30, 2022 and 2021, respectively, and $221 and $170 for the six months ended June 30, 2022 and 2021, respectively.
In connection with the Credit Facility, the Company incurred $1,218 of additional debt issuance costs which, together with $662 of the then unamortized financing fees, will be amortized over the remaining term of the facility. The Company recognized a loss on extinguishment of debt of $407 for the six months ended June 30, 2022. The loss on extinguishment of debt represent a non-cash adjustment to reconcile net income to net cash provided by operating activities within the Condensed Consolidated Statements of Cash Flows.
Amortization of deferred financing fees for the three months ended June 30, 2022 and 2021 was $95 and $90, respectively, and $187 and $2,063 for the six months ended June 30, 2022 and 2021, respectively.
Convertible Notes
In November 2021, the Company issued $1,500,000 aggregate principal amount of Convertible Notes in a private offering, including the exercise in full of the over-allotment option granted to the initial purchasers of $200,000. The Convertible Notes are senior unsecured obligations of the Company and do not bear regular interest, and the principal amount of the Convertible Notes does not accrete. The Convertible Notes will mature on December 1, 2026 unless earlier converted, redeemed, or repurchased. The net proceeds from this offering were $1,461,795 after deducting underwriting fees, expenses and commissions. Amortization of deferred financing fees for the three and six months ended June 30, 2022 was $1,863 and $3,731, respectively.
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
3.if the Company calls such Convertible Notes for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date; and
4.upon the occurrence of specified corporate events or distributions on the common stock.
As none of the above circumstances have occurred as of June 30, 2022, the Convertible Notes were not convertible for the fiscal quarter ending June 30, 2022.
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
Note 7. Operating Leases
The Company leases data center facilities and office space under generally non-cancelable operating lease agreements, which expire at various dates through 2027. Facility leases generally include renewal options and may include escalating rental payment provisions. Additionally, the leases may require us to pay a portion of the related operating expenses. Rent expense related to these operating leases for the three months ended June 30, 2022 and 2021 was $12,422 and $12,340, respectively, and $24,831 and $24,330 for the six months ended June 30, 2022 and 2021, respectively.
The Company entered into separate sublease agreements related to its New York office space effective as of March 2022 and June 2022, respectively. As defined within the lease and sublease agreements, the Company remains primarily liable to the landlord for the performance of all obligations in the event that the sublessees do not perform their obligations under their respective leases. As a result of the sublease arrangements, future minimum rental commitments under operating leases will be offset by sublease amounts to be paid by the sublessees. The Company recognized a loss on the sublease of $683 and $1,471 for the three and six months ended June 30, 2022. The total of minimum sublease amounts to be received in the future under non-cancelable subleases is $5,837 as of June 30, 2022.
Future minimum rental payments under operating lease agreements, net of sublease payments, as of June 30, 2022, were as follows:

2022 (six months remaining)	$23,403
2023	37,747
2024	38,789
2025	10,985
2026	8,215
Thereafter	2,314
Total minimum operating lease payments	$121,453
Note 8. Commitments and Contingencies
Purchase Commitments
As of June 30, 2022, the Company had long-term commitments for bandwidth usage with various networks and internet service providers and entered into purchase orders with various vendors. The Company’s purchase commitments have not materially changed since December 31, 2021.
Letters of Credit
In conjunction with the execution of certain office space operating leases, letters of credit in the aggregate amount of $1,935 and $2,038 were issued and outstanding as of June 30, 2022 and December 31, 2021, respectively. No draws have been made under such letters of credit. These funds are included as Restricted cash on the Condensed Consolidated Balance Sheets as they are related to long-term operating leases and are included in beginning and ending Cash, cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows. Certain of the letters of credit can be reduced on an annual basis until the end of 2022, at which point the deposit required will similarly reduce to meet minimum threshold requirements.
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
As of June 30, 2022 and December 31, 2021, the Company was authorized to issue 750,000,000 shares of common stock with a par value of $0.000025 per share.
Preferred Stock
In connection with our initial public offering in March 2021 (“IPO”), the Company's amended and restated certificate of incorporation became effective, which authorized the issuance of 10,000,000 shares of preferred stock with a par value of $0.000025 per share with rights and preferences, including voting rights, designated from time to time by the Company's Board of Directors. No shares of preferred stock were issued or outstanding as of June 30, 2022 or December 31, 2021.
Share Buyback Program
On February 23, 2022, the Company's Board of Directors approved the repurchase of up to an aggregate of $300,000 of the Company’s common stock throughout fiscal year 2022 (“Previous Program”). As of May 16, 2022, the Company repurchased shares representing the entire amount available under the Previous Program. On May 23, 2022, the Company’s Board of Directors approved a new stock repurchase program authorizing the repurchase of up to an additional $300,000 of its common stock throughout fiscal year 2022 (the “Current Program”). Pursuant to the Current Program, repurchases of the Company's common stock will be made at prevailing market prices through open market purchases or in negotiated transactions off the market. The Current Program is authorized throughout fiscal year 2022; however, the Company is not obligated to acquire any particular amount of common stock and the Current Program may be extended, modified, suspended or discontinued at any time at the Company’s discretion.
The Company repurchased and retired 9,970,473 and 12,547,944 shares of common stock in the open market for an aggregate purchase price of $400,000 and $550,000 during the three and six months ended June 30, 2022, respectively. All purchased shares were retired and are reflected as a reduction of Common stock for the par value of shares, with the excess applied to Additional paid-in capital. As of June 30, 2022, the dollar value of shares that remained available to be purchased by the Company under the Current Program was $50,000.
Treasury Stock
The Company records treasury stock at the cost to acquire shares and is included as a component of Stockholders’ equity. At June 30, 2022 and December 31, 2021, the Company had 1,968,228 shares of treasury stock which were carried at its cost basis of $4,598 on the Condensed Consolidated Balance Sheets. The Company’s Board of Directors approved to retire the balance of treasury stock as of August 1, 2022.
Note 10. Stock-Based Compensation
Equity Incentive Plan
In March 2021, the Company’s Board of Directors adopted, and the stockholders approved, the 2021 Equity Incentive Plan. The 2021 Equity Incentive Plan is a successor to and continuation of the 2013 Stock Plan. The 2021 Equity Incentive Plan became effective on the date of the IPO with no further grants being made under the 2013 Stock Plan, however, awards outstanding under the 2013 Stock Plan will continue to be governed by their existing terms. The 2021 Equity Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units awards (“RSUs”), performance awards, and other awards to employees, directors, and consultants up to an aggregate of 36,290,381 shares of common stock as of June 30, 2022. Shares issued pursuant to the exercise of these awards are transferable by the holder.

Stock Options
Stock options granted have a maximum term of ten years from the grant date, are exercisable upon vesting and vest over a period of four years. Stock option activity for the six months ended June 30, 2022 was as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Life in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2022	12,434,159	$7.19	7.64	$909,494
Exercised	(1,437,868)	5.95
Forfeited or cancelled	(318,028)	8.35
Outstanding at June 30, 2022	10,678,263	7.32	7.16	363,517
Vested and exercisable at June 30, 2022	6,423,844	6.22	6.86	225,708
Vested and unvested expected to vest at June 30, 2022	9,669,916	$7.03	7.10	$332,012
The aggregate intrinsic value represents the difference between the fair value of common stock and the exercise price of outstanding in-the-money options. The aggregate intrinsic value of exercised options for the six months ended June 30, 2022 and 2021 was $70,497 and $48,516, respectively.
No options were granted during the six months ended June 30, 2022 and 2021. The aggregate estimated fair value of stock options granted to participants that vested during the six months ended June 30, 2022 and 2021 was $9,169 and $9,275, respectively.
As of June 30, 2022, there was $22,722 of unrecognized stock-based compensation related to outstanding stock options granted that is expected to be recognized over a weighted-average period of 2 years.
RSUs
RSUs granted vest over four years. RSU activity for the six months ended June 30, 2022 was as follows:

	Shares	Weighted-Average Fair Value
Unvested balance at January 1, 2022	3,334,137	$45.74
Granted	1,444,227	51.40
Vested	(813,834)	41.43
Forfeited or cancelled	(218,233)	47.22
Unvested balance at June 30, 2022	3,746,297	48.77
Vested and expected to vest at June 30, 2022	2,358,652	$49.15
As of June 30, 2022, there was $104,989 of unrecognized stock-based compensation related to outstanding RSUs granted that is expected to be recognized over a weighted-average period of 3.07 years.
PRSUs
The Company issued performance-based restricted stock units (“PRSUs”) which will vest based on the achievement of each award’s established performance targets. PRSU activity for the six months ended June 30, 2022 was as follows:

	Shares	Weighted-Average Fair Value
Unvested balance at January 1, 2022	578,949	$48.04
Granted	436,387	60.72
Vested	(185,030)	48.33
Forfeited or cancelled	(30,497)	41.24
Adjusted by performance factor	(89,769)	41.24
Unvested balance at June 30, 2022	710,040	$56.94

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
Compensation cost in connection with the probable number of shares that will vest will be recognized using the accelerated attribution method. As of June 30, 2022, the Company determined that it was probable that the Long Term Incentive Plan (“LTIP”) PRSUs granted to certain executives of the Company with respect to the Company’s 2022 financial performance and the other PRSU awards would vest, resulting in $11,207 of unrecognized stock-based compensation that is expected to be recognized over a weighted-average period of 1.36 years.
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
On May 24, 2022, the financial performance of one of the Company’s other PRSUs was determined to be achieved at 100% of the target amount due to a successful product launch. On June 1, 2022, all 60,000 shares were fully vested.
MRSUs
On July 27, 2021, the Company’s Board of Directors granted a market-based restricted stock unit (“MRSU”) award for 3,000,000 shares of the Company’s common stock to the Company’s Chief Executive Officer, Yancey Spruill, which will vest upon the satisfaction of certain service conditions and the achievement of certain Company stock price goals, as described below.
The MRSU, which has a grant date fair value of $75,300 derived by using a discrete model based on multiple stock price-paths developed through the use of a Monte Carlo simulation, is divided into five tranches that will be earned based on the achievement of stock price goals, measured based on the average of the Company’s closing stock price over a consecutive ninety (90) trading day period during the performance period as set forth in the table below.

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
MRSU activity for the six months ended June 30, 2022 was as follows:

	Shares	Weighted-Average Fair Value
Unvested balance at January 1, 2022	3,000,000	$25.12
Granted	—	—
Unvested balance at June 30, 2022	3,000,000	$25.12
As of June 30, 2022, there was $59,203 of unrecognized stock-based compensation related to the MRSUs granted that is expected to be recognized over a weighted-average period of 3.96 years.
ESPP
In March 2021, the Company’s Board of Directors adopted, and the stockholders approved, the 2021 Employee Stock Purchase Plan (“ESPP”). Eligible employees enroll in the offering period at the start of each purchase period, whereby they may purchase a number of shares at a price per share equal to 85% of the lesser of (1) the stock price at the employee’s first participation in the offering period or (2) the fair market value of the Company’s common stock on the purchase date. After the end of an offering period, a new offering will automatically begin on the date that immediately follows the conclusion of the preceding offering. The ESPP provides for the grant of up to an aggregate of 3,272,076 shares of common stock as of June 30, 2022.

2021 Offering
The initial offering period commenced on the IPO date and consisted of two purchase periods, the first of which had a purchase date of November 19, 2021 and the second and final purchase period had a purchase date of May 20, 2022 (the “2021 Offering”).
In connection with the purchase period that ended on November 19, 2021, there were 117,996 shares of common stock, net of shares withheld for taxes, purchased by employees at a price of $39.95. In connection with the purchase period that ended on May 20, 2022, there were 144,867 shares of common stock, net of shares withheld for taxes, purchased by employees at a price of $36.26.
2022 Offering
A new offering period commenced on May 23, 2022 and will consist of two purchase periods, the first of which will have a purchase date of November 18, 2022 and the second and final purchase will have a purchase date of May 19, 2023 (the “2022 Offering”). As of June 30, 2022, 3,009,213 shares of common stock remain available for issuance under the ESPP.
During the three and six months ended June 30, 2022, the Company recorded stock-based compensation associated with the ESPP of $1,178 and $2,539, respectively, and $1,922 for the three and six months ended June 30, 2021. As of June 30, 2022, $930 has been withheld on behalf of employees.
Restricted Shares
In connection with the acquisition of Nimbella, the Company issued 200,204 shares of restricted stock for $63.11 per share for a total value of $12,635 to the founders of Nimbella. These shares vest equally on March 1, 2023 and September 1, 2024 and are expensed on a straight line basis over 36 months. The restricted stock is subject to forfeiture and dependent upon each founder’s continuous service on the vesting date. Total stock-based compensation for the three and six months ended June 30, 2022 was $1,053 and $2,106, respectively. No stock-based compensation was recorded for the three and six months ended June 30, 2021. As of June 30, 2022, there was $9,142 of unrecognized stock-based compensation related to outstanding restricted shares granted that is expected to be recognized over a weighted-average period of 2.20 years.
Stock-Based Compensation
Stock-based compensation was included in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$481	$405	$913	$601
Research and development	10,661	5,059	20,381	7,695
Sales and marketing	3,851	1,902	7,197	3,039
General and administrative	13,190	4,835	25,673	7,490
Total	$28,183	$12,201	$54,164	$18,825
Note 11. Net Loss per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(6,191)	$(2,187)	$(24,314)	$(5,526)
Denominator:
Weighted average shares, in thousands, used to compute net loss per share, basic and diluted	102,502	106,765	104,697	78,257
Net loss per share attributable to common stockholders, basic and diluted	$(0.06)	$(0.02)	$(0.23)	$(0.07)
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	June 30,
	2022	2021
Warrants	—	244,304
Stock Options	10,678,263	14,495,379
RSUs	3,746,297	2,769,723
PRSUs	710,040	318,754
MRSU	3,000,000	—
ESPP	219,498	—
Convertible Notes	8,402,700	—
Total	26,756,798	17,828,160
Note 12. Income Taxes
The computation of the provision for or benefit from income taxes for interim periods is determined by applying the estimated annual effective tax rate to year-to-date income (loss) before tax and adjusting for discrete tax items recorded in the period, if any.
For the three and six months ended June 30, 2022, the Company recorded a tax benefit of $1,169 and a tax provision of $2,169, respectively. The effective tax rate for the three and six months ended June 30, 2022 was 15.9% and (9.8)%, respectively. The effective tax rate differs from the statutory rate primarily as a result of not recognizing deferred tax assets for U.S. losses due to a full valuation allowance against the U.S. deferred tax assets, and excess tax benefits from stock-based compensation.

For the three and six months ended June 30, 2021, the Company recorded a tax benefit of $473 and a tax provision of $523, respectively. The effective tax rate for the three and six months ended June 30, 2021 was 17.8% and (10.5)%, respectively. The effective tax rate differs from the statutory rate primarily as a result of not recognizing deferred tax assets for U.S. losses due to a full valuation allowance against the U.S. deferred tax assets, and excess tax benefits from stock-based compensation.
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
For the three and six months ended June 30, 2022, uncertain tax positions recorded by the Company resulted in an expense of $93 and $176, respectively. For the three and six months ended June 30, 2021, uncertain tax positions recorded by the Company resulted in an expense of $66 and $134, respectively. To the extent the remaining uncertain tax positions are ultimately recognized, the Company’s effective tax rate may be impacted in future periods. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.
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
Overview
DigitalOcean is a leading cloud computing platform offering on-demand infrastructure and platform tools for developers, start-ups and small and medium-sized businesses, or SMBs. We were founded with the guiding principle that the transformative benefits of the cloud should be easy to leverage, broadly accessible, reliable and affordable. Our platform simplifies cloud computing, enabling our customers to rapidly accelerate innovation and increase their productivity and agility. Individual and business customers, including software engineers, researchers, data scientists, system administrators, students and hobbyists, use our platform to build, deploy and scale software applications. Our customers use our platform across numerous industry verticals and for a wide range of use cases, such as web and mobile applications, website hosting, e-commerce, media and gaming, personal web projects, and managed services, among many others. We believe that our focus on simplicity, community, open source and customer support are the four key differentiators of our business, driving a broad range of customers around the world to build their applications on our platform.
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

We have historically generated almost all of our revenue from our efficient self-service customer acquisition model, which we complement with a targeted sales force focused on inside sales, outside sales and partnership opportunities to drive revenue growth. Our model enables customers to get started on our platform very quickly and without the need for assistance. We focus heavily on enabling a self-service, low-friction model that makes it easy for users to try, adopt and use our products. For the three months ended June 30, 2022 and 2021, our sales and marketing expense was approximately 14% and 11% of our revenue, respectively. The efficiency of our go-to-market model and our focus on the needs of the individual and SMB markets have enabled us to drive organic growth and establish a truly global customer base across a broad range of industries.
Our customers are spread across over 185 countries and approximately two-thirds of our revenue has historically come from customers located outside the United States. For the three months ended June 30, 2022, 38% of our revenue was generated from North America, 29% from Europe, 23% from Asia and 10% from the rest of the world. Revenue from customers paying more than $50 per month as a percentage of total revenue grew from 82% in the quarter ended June 30, 2021 to 85% in the quarter ended June 30, 2022.
Our average revenue per customer, or ARPU, has increased significantly from $58.07 in the quarter ended June 30, 2021 to $71.76 in the quarter ended June 30, 2022. We had no material customer concentration as our top 25 customers made up approximately 12% and 10% of our revenue in the three months ended June 30, 2022 and 2021, respectively. We have experienced strong and predictable growth in recent periods. Our annual run-rate revenue, or ARR, as of June 30, 2022 was $544 million, up from $426 million as of June 30, 2021. ARR as of the end of each month represents total revenue for that month multiplied by 12.
Our larger customers paying more than $50 per month drive the great majority of our revenue and are an important measure of our growth. We have a growing number of these customers with higher spending levels and these larger customers are expanding their business with us at a faster rate than our overall customer base. We had approximately 105,000 customers paying more than $50 per month as of June 30, 2022, up from approximately 91,000 as of June 30, 2021. Beginning July 1, 2022, we implemented a price increase on our products. The impact will be included in our results of operations for the third quarter of 2022.
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
We are committed to conducting our activities in compliance with applicable sanctions laws and regulations issued by countries in which we do business. We do not currently have employees or direct operations in Russia, Belarus or Ukraine, nor do we engage in activities with sanctioned parties; however, certain of our customers conduct business in these countries and regions. Recent sanction measures, including those targeting major Russian banks and financial institutions and the removal of certain Russian banks from the SWIFT messaging system, have impacted our ability to receive payments involving parties located in Russia. Aggregate revenue from our customers with business activities in Russia, Belarus and Ukraine was approximately 2.4% and 3.6% of our total revenue for the three months ended June 30, 2022 and 2021, respectively. As the situation continues to evolve, further sanctions actions may be forthcoming and could continue to impact the revenues received from certain customers.
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

	Three Months Ended June 30,
	2022	2021
Customers paying more than $50 per month	105,355	90,720
ARPU	$71.76	$58.07
ARR (in millions)	$544	$426
Net dollar retention rate	112%	113%
Customers
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
Other (Income) Expense
Other (income) expense consists primarily of interest expense on our convertible notes and existing credit facility, loss on extinguishment of debt, accretion/amortization of premium/discounts and interest income from our available-for-sale investments, and gains or losses on foreign currency exchange.
Income Tax (Benefit) Expense
Income tax (benefit) expense consists primarily of income taxes in certain foreign and state jurisdictions in which we conduct business. We maintain a full valuation allowance on our U.S. federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred assets will not be realized.

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)
Revenue	$133,882	$103,810	$261,209	$197,471
Cost of revenue(1)	47,246	43,145	94,003	82,689
Gross profit	86,636	60,665	167,206	114,782
Operating expenses:
Research and development(1)	36,956	27,121	74,197	49,523
Sales and marketing(1)	18,219	11,812	37,263	22,233
General and administrative(1)	38,838	24,362	76,262	42,402
Total operating expenses	94,013	63,295	187,722	114,158

(Loss) income from operations	(7,377)	(2,630)	(20,516)	624
Other (income) expense	(17)	30	1,629	5,627
Loss before income taxes	(7,360)	(2,660)	(22,145)	(5,003)
Income tax (benefit) expense	(1,169)	(473)	2,169	523
Net loss attributable to common stockholders	$(6,191)	$(2,187)	$(24,314)	$(5,526)
___________________
(1)    Includes stock-based compensation as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)
Cost of revenue	$481	$405	$913	$601
Research and development	10,661	5,059	20,381	7,695
Sales and marketing	3,851	1,902	7,197	3,039
General and administrative	13,190	4,835	25,673	7,490
Total	$28,183	$12,201	$54,164	$18,825

The following table sets forth our results of operations as a percentage of revenue for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Cost of revenue	35	42	36	42
Gross profit	65	58	64	58
Operating expenses:
Research and development	28	26	28	25
Sales and marketing	14	11	14	11
General and administrative	29	23	29	21
Total operating expenses	71	60	71	57

(Loss) income from operations	(6)	(2)	(7)	1
Other (income) expense	—	—	1	3
Loss before income taxes	(6)	(2)	(8)	(2)
Income tax (benefit) expense	(1)	—	1	—
Net loss attributable to common stockholders	(5)%	(2)%	(9)%	(2)%
Comparison of the Three Months Ended June 30, 2022 and 2021
Revenue

	Three Months Ended June 30,
	2022	2021	$ Change	% Change

	(in thousands)
Revenue	$133,882	$103,810	$30,072	29%
Revenue increased $30.1 million, or 29%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to a 24% increase in ARPU to $71.76 from $58.07 and an increase of 16% in the number of customers who spend more than $50 per month. The increase in ARPU was primarily driven by continued adoption of our products by our customers leading to higher average usage on our platform.
Cost of Revenue

	Three Months Ended June 30,
	2022	2021	$ Change	% Change

	(in thousands)
Cost of revenue	$47,246	$43,145	$4,101	10%
Cost of revenue increased $4.1 million, or 10%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to higher depreciation and co-location costs of our network equipment to support the growth in our business, as well as costs associated with our revenue share programs. Gross profit increased to 65% for the three months ended June 30, 2022 from 58% for the three months ended June 30, 2021, primarily due to a decline in depreciation as a percentage of revenue and lowering our colocation costs through a negotiated rate reduction as well as maintenance savings from a primary network supplier.

Operating Expenses

	Three Months Ended June 30,
	2022	2021	$ Change	% Change

	(in thousands)
Research and development	$36,956	$27,121	$9,835	36%
Sales and marketing	18,219	11,812	6,407	54%
General and administrative	38,838	24,362	14,476	59%
Total operating expenses	$94,013	$63,295	$30,718	49%
Research and development expenses increased $9.8 million, or 36%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to higher personnel costs and stock-based compensation.
Sales and marketing expenses increased $6.4 million, or 54%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to higher personnel costs and stock-based compensation, and increases in advertising costs.
General and administrative expenses increased $14.5 million, or 59%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to higher personnel costs and stock-based compensation, and increases in bad debt expense, software licensing fees, professional service fees and a loss on sublease.
Other (Income) Expense

	Three Months Ended June 30,
	2022	2021	$ Change	% Change

	(in thousands)
Other (income) expense	$(17)	$30	$(47)	(157)%
Other (income) expense decreased 157% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to interest income and accretion from our marketable securities, partially offset by amortization expense from our convertible notes.
Income Tax Benefit

	Three Months Ended June 30,
	2022	2021	$ Change	% Change

	(in thousands)
Income tax benefit	$(1,169)	$(473)	$(696)	147%
Income tax benefit increased $0.7 million, or 147%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to income taxes related to international jurisdictions in which we conduct business.
Comparison of the Six Months Ended June 30, 2022 and 2021
Revenue

	Six Months Ended June 30,
	2022	2021	$ Change	% Change

	(in thousands)
Revenue	$261,209	$197,471	$63,738	32%
Revenue increased $63.7 million, or 32%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to a 26% increase in ARPU to $70.33 from $55.90 and an increase of 16% in the number of customers who spend more than $50 per month. The increase in ARPU was primarily driven by continued adoption of our products by our customers leading to higher average usage on our platform.

Cost of Revenue

	Six Months Ended June 30,
	2022	2021	$ Change	% Change

	(in thousands)
Cost of revenue	$94,003	$82,689	$11,314	14%
Cost of revenue increased $11.3 million, or 14%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to higher co-location costs and depreciation of our network equipment to support the growth in our business, as well as costs associated with our revenue share programs. Gross profit increased to 64% for the six months ended June 30, 2022 from 58% for the six months ended June 30, 2021, primarily due to a decline in depreciation as a percentage of revenue and lowering our colocation costs through a negotiated rate reduction as well as maintenance savings from a primary network supplier.
Operating Expenses

	Six Months Ended June 30,
	2022	2021	$ Change	% Change

	(in thousands)
Research and development	$74,197	$49,523	$24,674	50%
Sales and marketing	37,263	22,233	15,030	68%
General and administrative	76,262	42,402	33,860	80%
Total operating expenses	$187,722	$114,158	$73,564	64%
Research and development expenses increased $24.7 million, or 50%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to higher personnel costs and stock-based compensation.
Sales and marketing expenses increased $15.0 million, or 68%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to higher personnel costs and stock-based compensation, and increases in advertising costs.
General and administrative expenses increased $33.9 million, or 80%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to higher personnel costs and stock-based compensation, and increases in bad debt expense, insurance and software licensing fees, professional service fees and loss on sublease.
Other (Income) Expense

	Six Months Ended June 30,
	2022	2021	$ Change	% Change

	(in thousands)
Other (income) expense	$1,629	$5,627	$(3,998)	(71)%
Other (income) expense decreased $4.0 million, or 71%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to lower interest expense due to the payoff of the term loan and notes payable in the first quarter of 2021 and interest income from our marketable securities for the current period, partially offset by a loss on extinguishment of debt in the prior period.
Income Tax Expense

	Six Months Ended June 30,
	2022	2021	$ Change	% Change

	(in thousands)
Income tax expense	$2,169	$523	$1,646	315%
Income tax expense increased $1.6 million, or 315%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to income taxes related to international jurisdictions in which we conduct business.

Liquidity and Capital Resources
We have funded our operations since inception primarily with cash flow generated by operations, private offerings of our securities, borrowings under our existing credit facility and capital expenditure financings. In March 2021, we consummated our IPO of 16.5 million shares of our common stock at an offering price of $47.00 per share resulting in aggregate net proceeds to us of $723.0 million after deducting the underwriting discounts and commissions and offering expenses payable by us.
In November 2021, we issued $1.50 billion aggregate principal amount of our Convertible Notes in a private offering. The Convertible Notes will mature on December 1, 2026, unless earlier converted, redeemed or repurchased.
In February 2022, we began our common stock buyback program whereby our Board of Directors authorized to repurchase up to an aggregate of $300.0 million of our common stock throughout fiscal year 2022 (“Previous Program”). As of May 16, 2022, we repurchased the shares representing the entire amount available under the Previous Program. On May 23, 2022, our Board of Directors approved a new stock repurchase program authorizing the repurchase of up to an additional $300.0 million of our common stock throughout fiscal year 2022 (the “Current Program”). As of June 30, 2022, we repurchased and retired 12.5 million shares of common stock at an average price of $43.83 per share for an aggregate purchase price of $550.0 million.
In March 2022, we entered into a third amended and restated credit facility to increase our borrowing capacity from $150.0 million to $250.0 million. As of June 30, 2022, we had not drawn on the credit facility.
As of June 30, 2022, we had $72.2 million in cash and cash equivalents and $1.1 billion in marketable securities. Our cash and cash equivalents primarily consist of money market funds and commercial paper. Our marketable securities consist of U.S. treasury securities, commercial debt securities, and commercial paper.
We believe our existing cash and cash equivalents, marketable securities, cash flow from operations, and availability under our credit facility will be sufficient to support working capital and capital expenditure requirements and our outstanding contractual commitments for at least the next 12 months.
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(In thousands)	2022	2021
Net cash provided by operating activities	$75,652	$60,197
Net cash used in investing activities	(1,159,184)	(49,668)
Net cash (used in) provided by financing activities	(557,782)	466,378
(Decrease) increase in cash, cash equivalents and restricted cash	(1,641,313)	476,907
Operating Activities
Our largest source of operating cash is cash collections from sales to our customers. Our primary uses of cash from operating activities are for personnel costs, data center co-location expenses, marketing expenses, payment processing fees, bandwidth and connectivity, server maintenance and software licensing fees.
Net cash provided by operating activities was $75.7 million and $60.2 million for the six months ended June 30, 2022 and 2021, respectively, for which the increases in each year were primarily driven by an increase in cash collections from higher revenues, partially offset by an increase in cash expenses for personnel related costs.
Investing Activities
Net cash used in investing activities was $1.2 billion for the six months ended June 30, 2022 compared to $49.7 million for the six months ended June 30, 2021. The increase was driven by our investment in available-for-sale marketable securities of $1.3 billion and purchase of intangible assets of $4.9 million, partially offset by maturities of available-for-sale marketable securities of $159.9 million.
Financing Activities
Net cash used in financing activities of $557.8 million for the six months ended June 30, 2022 was primarily due to the repurchase and retirement of our common stock for $550.0 million.

Net cash provided by financing activities of $466.4 million for the six months ended June 30, 2021 was primarily due to net proceeds from our IPO of $723.0 million, partially offset by repayments on the credit facility and notes payable of $263.2 million.
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
The following table presents a reconciliation of gross profit, the most directly comparable financial measure stated in accordance with GAAP, to adjusted gross profit for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Gross profit	$86,636	$60,665	$167,206	$114,782
Adjustments:
Depreciation and amortization	22,574	20,042	44,836	39,266
Stock-based compensation	481	405	913	601
Adjusted gross profit	$109,691	$81,112	$212,955	$154,649
Gross margin	65%	58%	64%	58%
Adjusted gross margin	82%	78%	82%	78%
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
The following table presents a reconciliation of (Loss) income from operations, the most directly comparable financial measure stated in accordance with GAAP, to Non-GAAP income from operations for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
(Loss) income from operations	$(7,377)	$(2,630)	$(20,516)	$624
Adjustments:
Stock-based compensation	28,183	12,201	54,164	18,825
Amortization of acquired intangibles	564	76	1,026	152
Acquisition related costs	214	—	168	—
Loss on sublease	683	—	1,471	—
Asset impairment	—	—	120	—
Non-GAAP income from operations	$22,267	$9,647	$36,433	$19,601
Operating margin	(6)%	(3)%	(8)%	—%
Non-GAAP operating margin	17%	9%	14%	10%
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
The following table presents a reconciliation of Net loss attributable to common stockholders, the most directly comparable financial measure stated in accordance with GAAP, to Non-GAAP Net income for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
GAAP Net loss attributable to common stockholders	$(6,191)	$(2,187)	$(24,314)	$(5,526)
Stock-based compensation	28,183	12,201	54,164	18,825
Amortization of acquired intangible assets	564	76	1,026	152
Acquisition related costs	214	—	168	—
Loss on sublease	683	—	1,471	—
Loss on extinguishment of debt	—	—	407	3,435
Asset impairment	—	—	120	—
Revaluation of warrants	—	—	—	(556)
Income tax effects of non-GAAP adjustments(1)	(27)	(26)	282	109
Non-GAAP net income(2)	$23,426	$10,064	$33,324	$16,439
Non-GAAP diluted net income per share(2)	$0.20	$0.08	$0.27	$0.15
Weighted-average shares used to compute Non-GAAP diluted net income per share	119,855	118,778	123,231	111,241
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
The following table presents our cash flows for the periods presented and a reconciliation of free cash flow and free cash flow margin to Net cash provided by operating activities the most directly comparable financial measure calculated in accordance with GAAP:

	Six Months Ended
	June 30,
(In thousands)	2022	2021
Net cash provided by operating activities	$75,652	$60,197
Adjustments:
Capital expenditures - property and equipment	(48,041)	(47,036)
Capital expenditures - internal-use software development	(4,330)	(2,713)
Purchase of intangible assets	(4,915)	—
Free cash flow	$18,366	$10,448
As a percentage of revenue:
Net cash provided by operating activities	29%	30%
Free cash flow margin	7%	5%
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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
ITEM 1A. RISK FACTORS
Please refer to Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021 and Item 1A—Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 for a description of certain significant risks and uncertainties to which our business, financial condition and results of operations are subject. There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
The following table provides information with respect to repurchases of shares of common stock by the Company during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Program(1)
April 1-30, 2022	—	$—	—	$150,000
May 1-31, 2022	6,796,651	38.19	6,796,651	190,459
June 1-30, 2022	3,173,822	44.26	3,173,822	50,000
Total	9,970,473	$40.12	9,970,473
(1)In February 2022, our Board of Directors approved the repurchase of up to an aggregate of $300.0 million of our common stock throughout fiscal year 2022 (“Previous Program”). As of May 16, 2022, we repurchased the shares representing the entire amount available under the Previous Program. On May 23, 2022, our Board of Directors approved a new stock repurchase program authorizing the repurchase of up to an additional $300.0 million of its common stock throughout fiscal year 2022 (the “Current Program”). As of June 30, 2022, $250.0 million of the authorized amount under the Current Program had been utilized and $50.0 million is available for future repurchases under the Current Program. The Current Program does not obligate us to acquire any specific number or dollar amount of shares. The Current Program is authorized throughout fiscal year 2022; however, we are not obligated to acquire any particular amount of common stock and the Current Program may be extended, modified, suspended or discontinued at any time at our discretion. Under the Current Program, shares may be repurchased through open market purchases or in negotiated transactions off the market.
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

DigitalOcean Holdings, Inc.

Date:	August 8, 2022	By:	/s/ Yancey Spruill
Yancey Spruill
Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2022	By:	/s/ William Sorenson
William Sorenson
Chief Financial Officer
(Principal Financial Officer)