Form 10-Q
period 2022-09-30
DigitalOcean Holdings, Inc.
filed 2022-11-07
CIK 1582961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2022
OR
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
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 27, 2022, there were 96,297,098 shares of the registrant’s common stock, with a par value of $0.000025 per share, outstanding.

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
•our ability to successfully integrate acquired businesses, including Cloudways, and achieve expected synergies and benefits;
•our ability to compete effectively with existing competitors and new market entrants; and
•the growth rates of the markets in which we compete.
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, as well as Item 1A-Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2025, and Item 1A-Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 5, 2022, as such factors may be updated from time to time in our periodic filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	September 30, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$24,115	$1,713,387
Marketable securities	800,539	—
Accounts receivable, less allowance for doubtful accounts of $6,402 and $4,212, respectively	52,425	39,619
Prepaid expenses and other current assets	31,277	17,050
Total current assets	908,356	1,770,056

Property and equipment, net	270,985	249,643
Restricted cash	1,935	2,038
Goodwill	315,161	32,170
Intangible assets, net	122,543	42,915
Deferred tax assets	82	88
Other assets	4,625	4,085
Total assets	$1,623,687	$2,100,995

Current liabilities:
Accounts payable	$11,762	$12,657
Accrued other expenses	36,645	31,907
Deferred revenue	5,476	4,826
Other current liabilities	44,925	8,849
Total current liabilities	98,808	58,239

Deferred tax liabilities	22,107	421
Long-term debt	1,468,393	1,462,676
Other long-term liabilities	4,162	1,462
Total liabilities	1,593,470	1,522,798
Commitments and Contingencies (Note 9)

Preferred stock ($0.000025 par value per share; 10,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021)	—	—
Common stock ($0.000025 par value per share; 750,000,000 shares authorized; 96,229,736 and 109,175,863 issued; and 96,229,736 and 107,207,635 outstanding as of September 30, 2022 and December 31, 2021, respectively)	2	2
Treasury stock, at cost (0 shares at September 30, 2022 and 1,968,228 shares at December 31, 2021)	—	(4,598)
Additional paid-in capital	235,278	769,705
Accumulated other comprehensive loss	(4,308)	(374)
Accumulated deficit	(200,755)	(186,538)
Total stockholders’ equity	30,217	578,197

Total liabilities and stockholders’ equity	$1,623,687	$2,100,995
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue	$152,115	$111,428	$413,324	$308,899
Cost of revenue	54,536	43,506	148,539	126,195
Gross profit	97,579	67,922	264,785	182,704
Operating expenses:
Research and development	30,243	29,927	104,440	79,450
Sales and marketing	19,097	13,312	56,360	35,545
General and administrative	38,847	26,354	115,109	68,756
Total operating expenses	88,187	69,593	275,909	183,751

Income (loss) from operations	9,392	(1,671)	(11,124)	(1,047)

Other (income) expense:
Interest expense	2,127	186	6,281	2,675
Loss on extinguishment of debt	—	—	407	3,435
Other (income) expense, net	(3,274)	140	(6,206)	(157)
Other (income) expense	(1,147)	326	482	5,953

Income (loss) before income taxes	10,539	(1,997)	(11,606)	(7,000)
Income tax expense (benefit)	442	(145)	2,611	378
Net income (loss) attributable to common stockholders	$10,097	$(1,852)	$(14,217)	$(7,378)
Basic and diluted net income (loss) per share	$0.10	$(0.02)	$(0.14)	$(0.08)
Weighted average shares used to compute basic net income (loss) per share	96,559	107,955	102,134	88,265
Weighted average shares used to compute diluted net income (loss) per share	104,931	107,955	102,134	88,265
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income (loss) attributable to common stockholders	$10,097	$(1,852)	$(14,217)	$(7,378)
Other comprehensive loss:
Foreign currency translation adjustments, net of taxes	(252)	(73)	(458)	(101)
Unrealized gain (loss) on available-for-sale marketable securities, net of taxes	912	—	(3,476)	—
Comprehensive income (loss)	$10,757	$(1,925)	$(18,151)	$(7,479)
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehen-sive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	98,856,183	$2	(1,968,228)	$(4,598)	$268,689	$(4,968)	$(210,852)	$48,273
Issuance of common stock under equity incentive plan, net of taxes withheld	420,431	—	—	—	(2,894)	—	—	(2,894)
Repurchase and retirement of common stock	(1,078,650)	—	—	—	(50,000)	—	—	(50,000)
Retirement of treasury stock	(1,968,228)	—	1,968,228	4,598	(4,598)	—	—	—
Stock-based compensation	—	—	—	—	24,081	—	—	24,081
Other comprehensive loss	—	—	—	—	—	660	—	660
Net loss attributable to common stockholders	—	—	—	—	—	—	10,097	10,097
Balance at September 30, 2022	96,229,736	$2	—	$—	$235,278	$(4,308)	$(200,755)	$30,217

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehen-sive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at June 30, 2021	109,213,693	$2	(1,968,228)	$(4,598)	$1,035,514	$(273)	$(172,561)	$858,084
Issuance of common stock under equity incentive plan, net of taxes withheld	907,272	—	—	—	3,888	—	—	3,888
Exercise of common stock warrants	232,520	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	18,820	—	—	18,820
Issuance of common stock for acquisition	636,994	—	—	—	27,566	—	—	27,566
Other comprehensive loss	—	—	—	—	—	(73)	—	(73)
Net loss attributable to common stockholders	—	—	—	—	—	—	(1,852)	(1,852)
Balance at September 30, 2021	110,990,479	$2	(1,968,228)	$(4,598)	$1,085,788	$(346)	$(174,413)	$906,433
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehen-sive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	109,175,863	$2	(1,968,228)	$(4,598)	$769,705	$(374)	$(186,538)	$578,197
Issuance of common stock under equity incentive plan, net of taxes withheld	2,503,828	—	—	—	(14,116)	—	—	(14,116)
Issuance of common stock under employee stock purchase plan, net of taxes withheld	144,867	—	—	—	5,244	—	—	5,244
Repurchase and retirement of common stock	(13,626,594)	—	—	—	(600,000)	—	—	(600,000)
Retirement of treasury stock	(1,968,228)	—	1,968,228	4,598	(4,598)	—	—	—
Stock-based compensation	—	—	—	—	79,043	—	—	79,043
Other comprehensive loss	—	—	—	—	—	(3,934)	—	(3,934)
Net loss attributable to common stockholders	—	—	—	—	—	—	(14,217)	(14,217)
Balance at September 30, 2022	96,229,736	$2	—	$—	$235,278	$(4,308)	$(200,755)	$30,217
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehen-sive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	45,472,229	$173,074	45,299,339	$1	(1,968,228)	$(4,598)	$99,783	$(245)	$(167,035)	$(72,094)
Issuance of common stock under equity incentive plan, net of taxes withheld	—	—	2,785,069	—	—	—	10,368	—	—	10,368
Exercise of common stock warrants	—	—	296,848	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	37,966	—	—	37,966
Issuance of common stock for acquisition	—	—	636,994	—	—	—	27,566	—	—	27,566
Issuance of common stock in connection with initial public offering, net of underwriting discounts and issuance costs	—	—	16,500,000	1	—	—	723,125	—	—	723,126
Conversion of convertible preferred stock to common stock in connection with initial public offering	(45,472,229)	(173,074)	45,472,229	—	—	—	173,074	—	—	173,074
Conversion of redeemable preferred stock warrants to common stock warrants	—	—	—	—	—	—	13,906	—	—	13,906
Other comprehensive loss	—	—	—	—	—	—	—	(101)	—	(101)
Net loss attributable to common stockholders	—	—	—	—	—	—	—	—	(7,378)	(7,378)
Balance at September 30, 2021	—	$—	110,990,479	$2	(1,968,228)	$(4,598)	$1,085,788	$(346)	$(174,413)	$906,433
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss attributable to common stockholders	$(14,217)	$(7,378)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	73,900	64,922
Stock-based compensation	77,758	37,380
Bad debt expense	12,217	6,055
Loss on extinguishment of debt	407	3,435
Net accretion of discounts and amortization of premiums on investments	(3,099)	—
Release of VAT reserve	—	3,188
Non-cash interest expense	5,898	386
Loss on impairment	144	212
Revaluation of warrants	—	(556)
Deferred income taxes	247	—
Other	2,396	477
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(20,270)	(14,462)
Prepaid expenses and other current assets	(4,580)	(134)
Accounts payable and accrued expenses	(5,771)	4,001
Deferred revenue	(364)	263
Other assets and liabilities	5,342	2,587
Net cash provided by operating activities	130,008	100,376

Investing activities
Capital expenditures - property and equipment	(77,717)	(66,480)
Capital expenditures - internal-use software development	(6,593)	(4,297)
Purchase of intangible assets	(4,915)	(5,636)
Cash paid for acquisition of businesses, net of cash acquired	(305,163)	(5,000)
Cash paid for asset acquisitions	(5,400)	—
Purchase of available-for-sale securities	(1,379,277)	—
Sales of available-for-sale securities	19,992	—
Maturities of available-for-sale securities	558,371	—
Purchased interest on available-for-sale securities	(1,556)	—
Proceeds from interest on available-for-sale securities	1,549	—
Proceeds from sale of equipment	967	209
Net cash used in investing activities	(1,199,742)	(81,204)

Financing activities
Repayment of notes payable	—	(33,214)
Repayment of term loan	—	(166,813)
Repayment of borrowings under revolving credit facility	—	(63,200)
Payment of debt issuance costs	(1,520)	—
Proceeds related to the issuance of common stock under equity incentive plan	10,352	13,145
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

Proceeds from the issuance of common stock under employee stock purchase plan	5,245	—
Employee payroll taxes paid related to net settlement of equity awards	(24,618)	(2,777)
Proceeds from initial public offering, net of underwriting discounts and commissions and other offering costs	—	723,126
Repurchase and retirement of common stock	(600,000)	—
Net cash (used in) provided by financing activities	(610,541)	470,267

(Decrease) increase in cash, cash equivalents and restricted cash	(1,680,275)	489,439
Cash, cash equivalents and restricted cash - beginning of period	1,715,425	102,537
Cash, cash equivalents and restricted cash - end of period	$35,150	$591,976

Supplemental disclosures of cash flow information:
Cash paid for interest	$349	$2,248
Cash paid for taxes (net of refunds)	1,669	541
Non-cash investing and financing activities:
Capitalized stock-based compensation	$1,285	$587
Property and equipment received but not yet paid, included in Accounts payable and Accrued other expenses	19,964	14,291
Costs related to initial public offering included in accounts payable and accrued liabilities	—	27,566
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include accounts of the Company and all wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of September 30, 2022, results of operations for the three and nine months ended September 30, 2022 and 2021, cash flows for the nine months ended September 30, 2022 and 2021, and stockholders' equity for the three and nine months ended September 30, 2022 and 2021.
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
Restricted Cash
The following table reconciles cash, cash equivalents and restricted cash per the Condensed Consolidated Statements of Cash Flows:

	September 30,
	2022	2021
Cash and cash equivalents	$24,115	$589,750
Restricted cash included in Prepaid expenses and other current assets(1)	9,100	—
Restricted cash(2)	1,935	2,226
Total cash, cash equivalents and restricted cash	$35,150	$591,976
___________________
(1)Includes contingent compensation related to the Cloudways acquisition.
(2)Includes deposits in financial institutions related to letters of credit used to secure lease agreements.
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
The following table presents the changes in our allowance for doubtful accounts for the period presented:

Amount
Balance as of December 31, 2021	$4,212
Bad debt expense, net of recoveries	12,217
Additions from Cloudways acquisition	691
Write-offs	(10,718)
Balance as of September 30, 2022	$6,402
Deferred Revenue
Deferred revenue was $5,476 and $4,826 as of September 30, 2022 and December 31, 2021, respectively. Revenue recognized during the three months ended September 30, 2022 and 2021 was $246 and $259, respectively, and $2,750 and $2,618 during the nine months ended September 30, 2022 and 2021, respectively, which was included in each deferred revenue balance at the beginning of each respective period.
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
Geographical Information
Revenue, as determined based on the billing address of the Company’s customers, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
North America	38%	38%	38%	38%
Europe	30	28	30	29
Asia	22	24	22	23
Other	10	10	10	10
Total	100%	100%	100%	100%
Revenue derived from customers in the United States was 31% of total revenue for the three and nine months ended September 30, 2022 and 2021.
No country outside of the United States had revenue greater than 10% of total consolidated revenue in any period presented.
Property and equipment located in the United States was 48% and 50% as of September 30, 2022 and December 31, 2021, respectively, with the remainder of net assets residing in international locations, primarily in the Netherlands, Singapore and Germany.
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
The Company’s customer base consists of a significant number of geographically dispersed customers. No customer represented 10% or more of accounts receivable, net as of September 30, 2022 and December 31, 2021. Additionally, no customer accounted for 10% or more of total revenue during the three and nine months ended September 30, 2022 and 2021.
Sublease
Under ASC 840, Leases, a sublease liability is recorded when the Company ceases to use leased space, which is included in Other current liabilities and Other noncurrent liabilities on the Condensed Consolidated Balance Sheets. A sublease loss is calculated as the present value of lease payments, net of expected sublease income, and other costs that do not have future economic benefit to the Company. The sublease loss is included in General and administrative on the Condensed Consolidated Statements of Operations.

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
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the recognition of an acquired contract liability and to payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in ASU 2021-08 require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. This amendment will be effective for public entities with fiscal years beginning after December 15, 2022, and for all other entities with fiscal years beginning after December 15, 2023, with early adoption permitted. While the Company is continuing to assess the timing of adoption and the potential impacts of ASU 2021-08, it does not expect ASU 2021-08 to have a material effect on its consolidated financial statements and disclosures.
In June 2016, the FASB issued ASU 2016-13, with subsequent amendments, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires immediate recognition of management’s estimates of current expected credit losses. ASU 2016-13 is currently effective for public business entities, and effective for private companies with annual reporting periods beginning after December 15, 2022, and interim periods within annual periods beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the impact of adoption on the condensed consolidated financial statements.
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
Note 3. Acquisitions

Cloudways Ltd.
On September 1, 2022 (“Acquisition Date”), the Company acquired 100% of the outstanding equity interests of Cloudways, Ltd. (“Cloudways”) pursuant to a Share Purchase Agreement, dated as of August 19, 2022. This acquisition has been accounted for as a business combination. The results of Cloudways’ operations have been included in the accompanying condensed consolidated financial statements since the Acquisition Date. The acquisition of Cloudways, a leading managed cloud hosting and software-as-a-service provider for small to medium-sized businesses, strengthens the Company’s ability to simplify cloud computing by enabling customers to launch a business and scale it effortlessly. Cloudways was a customer of the Company prior to the acquisition, and the Company recognized revenue of approximately $6,000 from Cloudways from January 1, 2022 through the Acquisition Date. All intercompany transactions will be eliminated upon the consolidation of Cloudways.
The acquisition purchase consideration, in accordance with ASC 805, totaled $311,237 and was paid in cash. The acquisition purchase consideration is subject to certain adjustments for working capital, cash, transaction expenses, accrued liabilities and indebtedness. The Share Purchase Agreement includes customary representations and warranties and covenants of the parties. The Company contributed $42,000 to an escrow account on the Acquisition Date to support certain post-closing indemnification obligations.
The initial accounting for the business combination is incomplete at the time of this filing due to the limited amount of time between the Acquisition Date and the date that these financial statements are issued. The Company has performed a preliminary valuation analysis of the fair market value of the assets and liabilities of the Cloudways business. The final purchase price allocation will be determined when the Company has completed its evaluation of the valuation analysis. The final allocation could differ materially from the preliminary allocation. The final allocation may include changes in allocations to acquired intangible assets as well as goodwill and other changes to assets and liabilities including deferred tax liabilities. The estimated useful lives of acquired intangible assets are also preliminary. Measurement period adjustments, if any, will be recognized in the reporting period in which the adjustment amounts are determined within twelve months from the Acquisition Date.
The following table sets forth the components and the allocation of the purchase price for the business combination and summarizes the preliminary fair values of the assets acquired and liabilities assumed at the Acquisition Date:

Total consideration:
Cash paid to Cloudways sellers	$278,187
Cash contributed to escrow accounts	42,000
Other expenses	150
Less: Cash pre-funded from contingent compensation	(9,100)
Total consideration paid	$311,237

Cash and cash equivalents	$5,827
Accounts receivable	4,753
Prepayments and other current assets	547
Other long term assets	9
Identifiable intangible assets	72,000
Accounts payable	(1,820)
Accrued expenses	(957)
Deferred revenue	(1,013)
Deferred tax liabilities	(21,686)
Other current liabilities	(29,660)
Net identifiable assets acquired	28,000
Goodwill	283,237
Total fair value of net assets acquired	$311,237

The Company amortizes its intangible assets assuming no residual value over periods in which the economic benefit of these assets is consumed (the useful life). The preliminary fair values allocated to the identifiable intangible assets and their estimated useful lives are as follows:

Intangible assets	Preliminary Fair Value	Weighted Average Useful Life in Years
Trade name	$9,500	10
Developed technology	31,500	5
Customer relationships	31,000	7
Total identifiable intangible assets	$72,000
Cloudways’ assets and liabilities were measured at estimated fair values on September 1, 2022. Estimates of fair value represent management’s best estimate and require a complex series of judgments about future events and uncertainties. Third-party valuation specialists were engaged to assist in the valuation of these assets and liabilities.
The goodwill is attributable primarily to the revenue synergies expected from combining the operations of both entities, and intangible assets that do not qualify for separate recognition, including the existing workforce acquired through the acquisition. None of the goodwill is expected to be deductible for income tax purposes.
Acquisition related costs consist of miscellaneous professional service fees and expenses for acquisition related activities. The Company recognized approximately $2,139 of acquisition related costs that were expensed in the current period. These costs are shown primarily as part of general and administrative expenses in the accompanying condensed consolidated statements of operations.
The amount of Cloudways’ revenue and net loss included in the Company’s condensed consolidated statements of operations from the Acquisition Date through September 30, 2022, was $4,923 and $(3,581), respectively. The $4,923 does not include the impact of the elimination of $765 related to DO intercompany revenue with Cloudways.
Contingent compensation
Contingent compensation costs relate to payments due to a Cloudways seller for $38,830, of which $16,851 is earned on September 1, 2023, and $7,326 is earned on each of March 1, 2024, September 1, 2024 and March 1, 2025. Contingent compensation represents compensation for post-combination services because the payments are contingent on continuing employment of the Cloudways seller, with limited exceptions, at each payment date. For the nine months ended September 30, 2022, the Company recorded an acquisition related compensation expense of $2,361 related to estimated compensation earned by the Cloudways seller to date. This expense is shown as part of General and administrative in the accompanying condensed consolidated statements of operations.
Unaudited Pro Forma Financial Information
The unaudited pro forma information below summarizes the combined results of the Company and Cloudways as if the Company’s acquisition of Cloudways closed on January 1, 2021 but does not necessarily reflect the combined actual results of operations of the Company and Cloudways that would have been achieved, nor are they necessarily indicative of future results of operations. The unaudited pro forma information reflects certain adjustments that were directly attributable to the acquisition of Cloudways, including additional amortization adjustments for the fair value of the assets acquired and liabilities assumed and other adjustments the Company believes are reasonable for the pro forma presentation. The pro forma net income (loss) for the three months ended September 30, 2022 was adjusted to exclude nonrecurring acquisition related costs of $2,139.

	Pro Forma Three Months Ended September 30,		Pro Forma Nine Months Ended September 30,
	2022	2021	2022	2021
Pro-forma revenue	$160,457	$119,703	$444,193	$330,993
Pro-forma net income (loss)	10,010	(9,713)	(24,837)	(31,593)

Other Asset Acquisitions
In March 2022, the Company acquired the assets of the CSS Tricks website (“CSS Tricks”) from Midwest Coast Studios LLC for total purchase consideration of $4,000. The intangible assets will be amortized over 3 to 5 years. In June 2022, the Company acquired intangible assets from JournalDev IT Services Private Limited for total purchase consideration of $1,400 to be amortized over 3 years.
Nimbella
The Company finalized and adjusted the purchase price for the Nimbella acquisition to reflect an decrease of $247 to Goodwill related to the final 2021 pre-acquisition tax return.
Note 4. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents, on the Condensed Consolidated Balance Sheets as of September 30, 2022. The Company did not hold any available-for-sale marketable securities as of December 31, 2021.

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$568,706	$14	$(2,342)	$566,378
Corporate debt securities	35,032	—	(340)	34,692
Commercial paper	200,276	2	(809)	199,469
Total Marketable securities	$804,014	$16	$(3,491)	$800,539
Interest income from investments was $3,309 and $27 for the three months ended September 30, 2022 and 2021, respectively, and $6,899 and $36 for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, all of the Company’s available-for-sale short-term investments were due within one year.
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
Note 5. Fair Value Measurements
The fair value of our financial assets measured on a recurring basis is as follows:

	September 30, 2022
	Level I	Level II	Total
Cash and cash equivalents:
Cash	$23,436	$—	$23,436
Money market funds	679	—	679
Total Cash and cash equivalents	$24,115	$—	$24,115
Marketable securities:
U.S. treasury securities	$566,377	$—	$566,377
Corporate debt securities	—	34,692	34,692
Commercial paper	—	199,470	199,470
Total Marketable securities	$566,377	$234,162	$800,539

	December 31, 2021
	Level I	Level II	Total
Cash and cash equivalents:
Cash	$1,093,425	$—	$1,093,425
Commercial paper	—	269,945	269,945
Certificate of deposits	—	350,017	350,017
Total Cash and cash equivalents	$1,093,425	$619,962	$1,713,387
The Company classifies its highly liquid money market funds and U.S. treasury securities within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its commercial paper, corporate debt securities and certificates of deposit within Level 2 because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded. The Company had no Level 3 financial assets as of September 30, 2022 and December 31, 2021.
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

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Notes	$1,468,393	$1,099,185	$1,462,676	$1,462,676
The carrying value of the Convertible Notes as of September 30, 2022 and December 31, 2021 was net of unamortized debt issuance costs of $31,607 and $37,324, respectively.
The total fair value of the Convertible Notes was determined based on the closing trading price as of the last day of trading for the period. The Company considers the fair value to be a Level 2 valuation due to the limited trading activity.
Note 6. Balance Sheet Details

Property and equipment, net
Property and equipment, net consisted of the following:

	September 30, 2022	December 31, 2021
Computers and equipment	$566,749	$487,484
Furniture and fixtures	1,511	1,511
Leasehold improvements	6,820	6,820
Internal-use software	75,992	68,321
Property and equipment, gross	$651,072	$564,136

Less: accumulated amortization	$(58,410)	$(49,268)
Less: accumulated depreciation	(321,677)	(265,225)
Property and equipment, net	$270,985	$249,643
Depreciation expense on property and equipment for the three months ended September 30, 2022 and 2021 was $20,982 and $18,969, respectively, and $62,009 and $54,359 for the nine months ended September 30, 2022 and 2021, respectively.
The Company capitalized costs related to the development of computer software for internal use of $7,879 and $4,884 for the nine months ended September 30, 2022 and 2021, respectively, which is included in internal-use software costs within Property and equipment, net. Amortization expense related to internal-use software for the three months ended September 30, 2022 and 2021 was $2,983 and $3,245, respectively, and $9,205 and $10,245 for the nine months ended September 30, 2022 and 2021, respectively.
The Company recorded an impairment loss of $24 and $144 related to software that is no longer being used during the three and nine months ended September 30, 2022, respectively. The Company recorded an impairment loss of $212 for the three and nine months ended September 30, 2021. This impairment loss is included in Cost of revenue and Research and development on the Condensed Consolidated Statements of Operations.
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2022	December 31, 2021
Prepaid expenses	$13,884	$11,473
Restricted cash	9,100	—
VAT and sales tax receivable	7,328	5,116
Other current expenses	965	461
Total prepaid expenses and other current assets	$31,277	$17,050
Other current liabilities
Other current liabilities consisted of the following:

	September 30, 2022	December 31, 2021
Accrued taxes	$39,822	$6,755
Contingent compensation	1,404	—
ESPP withholding	2,682	1,495
Sublease liability	725	—
Other current liabilities	292	599
Total other current liabilities	$44,925	$8,849

Note 7. Debt
Credit Facility
In February and March 2020, the Company entered into and subsequently amended a second amended and restated credit agreement with KeyBank National Association as administrative agent. In November 2021, the Company further amended such credit agreement to revise certain covenants that restricted the incurrence of indebtedness to permit the issuance of the convertible notes discussed below. In March 2022, the Company entered into a third amended and restated credit agreement (the “Credit Facility”) to, among other modifications, (i) remove the term loan component of the existing credit facility which had been previously repaid in full; (ii) increase the maximum borrowing limit of the revolving credit facility from $150,000 to $250,000; (iii) extend the maturity date; (iv) replace the existing maximum total net leverage ratio financial covenant with a maximum senior secured net leverage ratio financial covenant; (v) eliminate the financial covenant requirement of maintaining a minimum debt service coverage ratio; (vi) reduce the interest rates applicable to any principal amounts outstanding on the revolving credit facility as well as the annual commitment fee for unused amounts on the revolving credit facility; and (vii) replace the benchmark reference rate for U.S. Dollar loans from LIBOR to the forward-looking term rate based on the secured overnight financing rate plus a customary adjustment (“Adjusted Term SOFR”).
At September 30, 2022, the Company had available borrowing capacity of $250,000 on the Credit Facility. The Credit Facility will mature on the earlier of (a) March 29, 2027 and (b) 90 days before the maturity date applicable to any outstanding convertible notes issued by the Company in an aggregate principal amount equal to or greater than $100,000.
The Credit Facility is secured by a first-priority security interest in substantially all of the assets of the Company. The Credit Facility contains certain financial and operational covenants, including a maximum senior secured net leverage ratio financial covenant of 3.50x. As of September 30, 2022, the Company was in compliance with all covenants under the Credit Facility.
The per annum interest rate applicable to any principal amounts outstanding under the Credit Facility for U.S. Dollar loans will be equal to (i) Adjusted Term SOFR plus (ii) an applicable margin varying from 1.25% to 2.00%, subject to a pricing grid based on the senior secured net leverage ratio. The Credit Facility provides for an annual commitment fee varying from 0.20% to 0.30%, also subject to a pricing grid based on the senior secured net leverage ratio, applied to the average daily unused amount of the revolving credit facility. The Company incurred commitment fees on the unused balance of the Credit Facility of $128 and $96 for the three months ended September 30, 2022 and 2021, respectively, and $349 and $266 for the nine months ended September 30, 2022 and 2021, respectively.
In connection with the Credit Facility, the Company incurred $1,295 of additional debt issuance costs which, together with $662 of the then unamortized financing fees, will be amortized over the remaining term of the facility. The Company recognized a loss on extinguishment of debt of $407 for the nine months ended September 30, 2022. The loss on extinguishment of debt represent a non-cash adjustment to reconcile net income to net cash provided by operating activities within the Condensed Consolidated Statements of Cash Flows.
Amortization of deferred financing fees for the three months ended September 30, 2022 and 2021 was $106 and $90, respectively, and $293 and $2,153 for the nine months ended September 30, 2022 and 2021, respectively.
Convertible Notes
In November 2021, the Company issued $1,500,000 aggregate principal amount of Convertible Notes in a private offering, including the exercise in full of the over-allotment option granted to the initial purchasers of $200,000. The Convertible Notes are senior unsecured obligations of the Company and do not bear regular interest, and the principal amount of the Convertible Notes does not accrete. The Convertible Notes will mature on December 1, 2026 unless earlier converted, redeemed, or repurchased. The net proceeds from this offering were $1,461,795 after deducting underwriting fees, expenses and commissions. Amortization of deferred financing fees for the three and nine months ended September 30, 2022 was $1,874 and $5,605, respectively.
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
As none of the above circumstances have occurred as of September 30, 2022, the Convertible Notes were not convertible for the fiscal quarter ending September 30, 2022.
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
Note 8. Operating Leases
The Company leases data center facilities and office space under generally non-cancelable operating lease agreements, which expire at various dates through 2027. Facility leases generally include renewal options and may include escalating rental payment provisions. Additionally, the leases may require us to pay a portion of the related operating expenses. Rent expense related to these operating leases for the three months ended September 30, 2022 and 2021 was $15,356 and $12,798, respectively, and $40,187 and $37,128 for the nine months ended September 30, 2022 and 2021, respectively.
The Company entered into separate sublease agreements related to its New York office space effective as of March 2022 and June 2022, respectively. As defined within the lease and sublease agreements, the Company remains primarily liable to the landlord for the performance of all obligations in the event that the sublessees do not perform their obligations under their respective leases. As a result of the sublease arrangements, future minimum rental commitments under operating leases will be offset by sublease amounts to be paid by the sublessees. The Company recognized a loss on the sublease of $1,471 for the nine months ended September 30, 2022. The total of minimum sublease amounts to be received in the future under non-cancelable subleases is $5,496 as of September 30, 2022.

Future minimum payments under operating lease agreements, net of sublease payments, as of September 30, 2022, were as follows:

2022 (three months remaining)	$13,600
2023	66,467
2024	74,689
2025	40,847
2026	28,067
Thereafter	32,017
Total minimum operating lease payments	$255,687
Note 9. Commitments and Contingencies
Purchase Commitments
As of September 30, 2022, the Company had long-term commitments for bandwidth usage with various networks and internet service providers and entered into purchase orders with various vendors. The Company’s purchase commitments have not materially changed since December 31, 2021.
Letters of Credit
In conjunction with the execution of certain office space operating leases, letters of credit in the aggregate amount of $1,935 and $2,038 were issued and outstanding as of September 30, 2022 and December 31, 2021, respectively. No draws have been made under such letters of credit. These funds are included as Restricted cash on the Condensed Consolidated Balance Sheets as they are related to long-term operating leases and are included in beginning and ending Cash, cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows. Certain of the letters of credit can be reduced on an annual basis until the end of 2022, at which point the deposit required will similarly reduce to meet minimum threshold requirements.
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
Note 10. Stockholders’ Equity
Common Stock
The Company’s amended and restated certificate of incorporation authorizes the issuance of common and preferred stock. Holders of common stock are entitled to one vote per share.
As of September 30, 2022 and December 31, 2021, the Company was authorized to issue 750,000,000 shares of common stock with a par value of $0.000025 per share.
Preferred Stock
In connection with our initial public offering in March 2021 (“IPO”), the Company's amended and restated certificate of incorporation became effective, which authorized the issuance of 10,000,000 shares of preferred stock with a par value of $0.000025 per share with rights and preferences, including voting rights, designated from time to time by the Company's Board of Directors. No shares of preferred stock were issued or outstanding as of September 30, 2022 or December 31, 2021.

Share Buyback Program
On February 23, 2022, the Company's Board of Directors approved the repurchase of up to an aggregate of $300,000 of the Company’s common stock throughout fiscal year 2022 (“Previous Program”). As of May 16, 2022, the Company repurchased shares representing the entire amount available under the Previous Program. On May 23, 2022, the Company’s Board of Directors approved a new stock repurchase program authorizing the repurchase of up to an additional $300,000 of its common stock throughout fiscal year 2022 (the “Current Program”). As of August 19, 2022, the Company repurchased shares representing the entire amount available under the Current Program.
The Company repurchased and retired 1,078,650 and 13,626,594 shares of common stock in the open market for an aggregate purchase price of $50,000 and $600,000 during the three and nine months ended September 30, 2022, respectively. All purchased shares were retired and are reflected as a reduction of Common stock for the par value of shares, with the excess applied to Additional paid-in capital.
Treasury Stock
The Company records treasury stock at the cost to acquire shares and is included as a component of Stockholders’ equity. The Company’s Board of Directors approved the retirement of the balance of treasury stock as of August 1, 2022. At December 31, 2021, the Company had 1,968,228 shares of treasury stock which were carried at its cost basis of $4,598 on the Condensed Consolidated Balance Sheets.
Note 11. Stock-Based Compensation
Equity Incentive Plan
In March 2021, the Company’s Board of Directors adopted, and the stockholders approved, the 2021 Equity Incentive Plan. The 2021 Equity Incentive Plan is a successor to and continuation of the 2013 Stock Plan. The 2021 Equity Incentive Plan became effective on the date of the IPO with no further grants being made under the 2013 Stock Plan, however, awards outstanding under the 2013 Stock Plan will continue to be governed by their existing terms. The 2021 Equity Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units awards (“RSUs”), performance awards, and other awards to employees, directors, and consultants up to an aggregate of 36,290,381 shares of common stock as of September 30, 2022. Shares issued pursuant to the exercise of these awards are transferable by the holder.
Stock Options
Stock options granted have a maximum term of ten years from the grant date, are exercisable upon vesting and vest over a period of four years. Stock option activity for the nine months ended September 30, 2022 was as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Life in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2022	12,434,159	$7.19	7.64	$909,494
Exercised	(1,656,764)	6.25
Forfeited or cancelled	(423,967)	9.46
Outstanding at September 30, 2022	10,353,428	7.24	6.46	299,478
Vested and exercisable at September 30, 2022	6,929,561	6.32	6.15	206,875
Vested and unvested expected to vest at September 30, 2022	9,637,482	$7.00	6.39	$281,090
The aggregate intrinsic value represents the difference between the fair value of common stock and the exercise price of outstanding in-the-money options. The aggregate intrinsic value of exercised options for the nine months ended September 30, 2022 and 2021 was $78,012 and $98,724, respectively.
No options were granted during the nine months ended September 30, 2022 and 2021. The aggregate estimated fair value of stock options granted to participants that vested during the nine months ended September 30, 2022 and 2021 was $13,452 and $15,402, respectively.
As of September 30, 2022, there was $19,329 of unrecognized stock-based compensation related to outstanding stock options granted that is expected to be recognized over a weighted-average period of 1.77 years.

RSUs
RSUs granted vest over four years. RSU activity for the nine months ended September 30, 2022 was as follows:

	Shares	Weighted-Average Fair Value
Unvested balance at January 1, 2022	3,334,137	$45.74
Granted	2,774,362	45.73
Vested	(1,107,936)	44.11
Forfeited or cancelled	(329,516)	47.09
Unvested balance at September 30, 2022	4,671,047	46.02
Vested and expected to vest at September 30, 2022	2,946,410	$46.39
As of September 30, 2022, there was $125,828 of unrecognized stock-based compensation related to outstanding RSUs granted that is expected to be recognized over a weighted-average period of 3.06 years.
PRSUs
The Company issued performance-based restricted stock units (“PRSUs”) which will vest based on the achievement of each award’s established performance targets. PRSU activity for the nine months ended September 30, 2022 was as follows:

	Shares	Weighted-Average Fair Value
Unvested balance at January 1, 2022	578,949	$48.04
Granted	436,387	60.72
Vested	(207,001)	47.58
Forfeited or cancelled	(30,497)	41.24
Adjusted by performance factor	(89,769)	41.24
Unvested balance at September 30, 2022	688,069	$56.94
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
Compensation cost in connection with the probable number of shares that will vest will be recognized using the accelerated attribution method. As of September 30, 2022, the Company determined that it was not probable that the Long Term Incentive Plan (“LTIP”) PRSUs granted to certain executives of the Company with respect to the Company’s 2022 financial performance, and the other PRSU awards would vest. There is $1,714 of unrecognized stock-based compensation that is expected to be recognized over a weighted-average period of 0.94 years in regards to the 2021 LTIP PRSUs with respect to the Company’s 2021 performance.
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
MRSU activity for the nine months ended September 30, 2022 was as follows:

	Shares	Weighted-Average Fair Value
Unvested balance at January 1, 2022	3,000,000	$25.12
Granted	—	—
Unvested balance at September 30, 2022	3,000,000	$25.12
As of September 30, 2022, there was $54,817 of unrecognized stock-based compensation related to the MRSUs granted that is expected to be recognized over a weighted-average period of 3.76 years.

ESPP
In March 2021, the Company’s Board of Directors adopted, and the stockholders approved, the 2021 Employee Stock Purchase Plan (“ESPP”). Eligible employees enroll in the offering period at the start of each purchase period, whereby they may purchase a number of shares at a price per share equal to 85% of the lesser of (1) the stock price at the employee’s first participation in the offering period or (2) the fair market value of the Company’s common stock on the purchase date. After the end of an offering period, a new offering will automatically begin on the date that immediately follows the conclusion of the preceding offering. The ESPP provides for the grant of up to an aggregate of 3,272,076 shares of common stock as of September 30, 2022.

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
2022 Offering
A new offering period commenced on May 23, 2022 and will consist of two purchase periods, the first of which will have a purchase date of November 18, 2022 and the second and final purchase will have a purchase date of May 19, 2023 (the “2022 Offering”). Under the terms of the ESPP, in the event that the Company's stock price on the first day of the purchase period beginning on November 21, 2022 is lower than the stock price at the beginning of the offering, the current offering will terminate immediately and a new 12 month offering will automatically begin with purchase dates on May 19, 2023 and November 20, 2023. As of September 30, 2022, 3,009,213 shares of common stock remain available for issuance under the ESPP.
During the three and nine months ended September 30, 2022, the Company recorded stock-based compensation associated with the ESPP of $902 and $3,441, respectively, and $186 and $2,108 for the three and nine months ended September 30, 2021. As of September 30, 2022, $2,682 has been withheld on behalf of employees.
Restricted Shares
In connection with the acquisition of Nimbella, the Company issued 200,204 shares of restricted stock for $63.11 per share for a total value of $12,635 to the founders of Nimbella. These shares vest equally on March 1, 2023 and September 1, 2024 and are expensed on a straight line basis over 36 months. The restricted stock is subject to forfeiture and dependent upon each founder’s continuous service on the vesting date. Total stock-based compensation for the three and nine months ended September 30, 2022 was $1,053 and $3,159, respectively, and $346 for the three and nine months ended September 30, 2021. As of September 30, 2022, there was $8,081 of unrecognized stock-based compensation related to outstanding restricted shares granted that is expected to be recognized over a weighted-average period of 2.20 years.
Stock-Based Compensation
Stock-based compensation was included in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$492	$196	$1,405	$797
Research and development	8,236	6,099	28,617	13,794
Sales and marketing	3,356	2,582	10,553	5,621
General and administrative	11,510	9,678	37,183	17,168
Total	$23,594	$18,555	$77,758	$37,380
Note 12. Net Loss per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic net income (loss) per share:
Net income (loss) attributable to common stockholders	$10,097	$(1,852)	$(14,217)	$(7,378)
Weighted average shares used to compute net income (loss) per share, basic and diluted	96,559	107,955	102,134	88,265
Basic net income (loss) per share	$0.10	$(0.02)	$(0.14)	$(0.08)

Diluted net income (loss) per share:
Net income (loss) attributable to common stockholders	$10,097	$(1,852)	$(14,217)	$(7,378)
Number of shares used in basic calculation	96,559	107,955	102,134	88,265
Weighted-average effect of diluted securities:
Stock Options	8,008	—	—	—
RSUs	275	—	—	—
PRSUs	89	—	—	—
Number of shares used in diluted calculation	104,931	107,955	102,134	88,265
Diluted net income (loss) per share	$0.10	$(0.02)	$(0.14)	$(0.08)
The effect of the Convertible Notes and ESPP were excluded from the calculation of diluted net income per share for the three months ended September 30, 2022 as the effect would have been anti-dilutive.
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of September 30,
	2022	2021
Stock Options	10,353,428	13,451,177
RSUs	4,671,047	3,104,367
PRSUs	688,069	578,949
MRSU	3,000,000	3,000,000
ESPP	217,126	253,768
Convertible Notes	8,402,700	—
Total	27,332,370	20,388,261
Note 13. Income Taxes
The computation of the provision for or benefit from income taxes for interim periods is determined by applying the estimated annual effective tax rate to year-to-date income (loss) before tax and adjusting for discrete tax items recorded in the period, if any.
For the three and nine months ended September 30, 2022, the Company recorded a tax expense of $442 and $2,611, respectively. The effective tax rate for the three and nine months ended September 30, 2022 was 4.2% and (22.5)%, respectively. The effective tax rate differs from the statutory rate primarily as a result of not recognizing deferred tax assets for U.S. losses due to a full valuation allowance against the U.S. deferred tax assets, and excess tax benefits from stock-based compensation.
For the three and nine months ended September 30, 2021, the Company recorded a tax benefit of $145 and a tax expense of $378, respectively. The effective tax rate for the three and nine months ended September 30, 2021 was 7.3% and (5.4)%, respectively. The effective tax rate differs from the statutory rate primarily as a result of not recognizing deferred tax assets for U.S. losses due to a full valuation allowance against the U.S. deferred tax assets, and excess tax benefits from stock-based compensation.
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
For the three and nine months ended September 30, 2022, uncertain tax positions recorded by the Company resulted in an expense of $866 and $1,042, respectively. For the three and nine months ended September 30, 2021, uncertain tax positions recorded by the Company resulted in an expense of $206 and $340, respectively. To the extent the remaining uncertain tax positions are ultimately recognized, the Company’s effective tax rate may be impacted in future periods. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy, plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.
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
In September 2022, we acquired Cloudways, a leading managed cloud hosting and software-as-a-service (SaaS) provider for SMBs, which allows for simple onboarding and day-to-day management that is purpose-built for SMBs looking to offload the complexities of cloud infrastructure so they can spend more time running and scaling their businesses.
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

We have historically generated almost all of our revenue from our efficient self-service customer acquisition model, which we complement with a targeted sales force focused on inside sales, outside sales and partnership opportunities to drive revenue growth. Our model enables customers to get started on our platform very quickly and without the need for assistance. We focus heavily on enabling a self-service, low-friction model that makes it easy for users to try, adopt and use our products. For the three months ended September 30, 2022 and 2021, our sales and marketing expense was approximately 13% and 12% of our revenue, respectively. The efficiency of our go-to-market model and our focus on the needs of the individual and SMB markets have enabled us to drive organic growth and establish a truly global customer base across a broad range of industries.
Our customers are spread across over 185 countries and approximately two-thirds of our revenue has historically come from customers located outside the United States. For the three months ended September 30, 2022, 38% of our revenue was generated from North America, 30% from Europe, 22% from Asia and 10% from the rest of the world. Excluding Cloudways, revenue from customers paying more than $50 per month as a percentage of total revenue grew from 83% in the quarter ended September 30, 2021 to 86% in the quarter ended September 30, 2022.
Our average revenue per customer, or ARPU, has increased significantly from $61.97 in the quarter ended September 30, 2021 to $79.22 in the quarter ended September 30, 2022. We had no material customer concentration as our top 25 customers made up approximately 9% and 10% of our revenue in the three months ended September 30, 2022 and 2021, respectively. We have experienced strong and predictable growth in recent periods. Our annual run-rate revenue, or ARR, as of September 30, 2022 was $641 million, up from $455 million as of September 30, 2021. ARR as of the end of each month represents total revenue for that month multiplied by 12.
Our larger customers paying more than $50 per month drive the great majority of our revenue and are an important measure of our growth. We have a growing number of these customers with higher spending levels and these larger customers are expanding their business with us at a faster rate than our overall customer base. We had approximately 142,000 customers paying more than $50 per month as of September 30, 2022, up from approximately 95,000 as of September 30, 2021.
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
We are committed to conducting our activities in compliance with applicable sanctions laws and regulations issued by countries in which we do business. We do not currently have employees or direct operations in Russia, Belarus or Ukraine, nor do we engage in activities with sanctioned parties; however, certain of our customers conduct business in these countries and regions. Recent sanction measures, including those targeting major Russian banks and financial institutions and the removal of certain Russian banks from the SWIFT messaging system, have impacted our ability to receive payments involving parties located in Russia. Aggregate revenue from our customers with business activities in Russia, Belarus and Ukraine was approximately 2.1% and 3.6% of our total revenue for the three months ended September 30, 2022 and 2021, respectively. As the situation continues to evolve, further sanctions actions may be forthcoming and could continue to impact the revenues received from certain customers.
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

	Three Months Ended September 30,
	2022	2021
Customers paying more than $50 per month	142,000	95,000
ARPU	$79.22	$61.97
ARR (in millions)	$641	$455
Net dollar retention rate	118%	116%
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
Income Tax Expense (Benefit)
Income tax expense (benefit) consists primarily of income taxes in certain foreign and state jurisdictions in which we conduct business. We maintain a full valuation allowance on our U.S. federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred assets will not be realized.

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)
Revenue	$152,115	$111,428	$413,324	$308,899
Cost of revenue(1)	54,536	43,506	148,539	126,195
Gross profit	97,579	67,922	264,785	182,704
Operating expenses:
Research and development(1)	30,243	29,927	104,440	79,450
Sales and marketing(1)	19,097	13,312	56,360	35,545
General and administrative(1)	38,847	26,354	115,109	68,756
Total operating expenses	88,187	69,593	275,909	183,751

Income (loss) from operations	9,392	(1,671)	(11,124)	(1,047)
Other (income) expense	(1,147)	326	482	5,953
Income (loss) before income taxes	10,539	(1,997)	(11,606)	(7,000)
Income tax expense (benefit)	442	(145)	2,611	378
Net income (loss) attributable to common stockholders	$10,097	$(1,852)	$(14,217)	$(7,378)
___________________
(1)    Includes stock-based compensation as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)
Cost of revenue	$492	$196	$1,405	$797
Research and development	8,236	6,099	28,617	13,794
Sales and marketing	3,356	2,582	10,553	5,621
General and administrative	11,510	9,678	37,183	17,168
Total	$23,594	$18,555	$77,758	$37,380

The following table sets forth our results of operations as a percentage of revenue for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Cost of revenue	36	39	36	41
Gross profit	64	61	64	59
Operating expenses:
Research and development	20	27	25	26
Sales and marketing	13	12	14	12
General and administrative	26	24	28	22
Total operating expenses	59	63	67	60

Income (loss) from operations	5	(2)	(3)	(1)
Other (income) expense	(1)	—	—	2
Income (loss) before income taxes	6	(2)	(3)	(3)
Income tax expense (benefit)	—	—	1	—
Net income (loss) attributable to common stockholders	6%	(2)%	(4)%	(3)%
Comparison of the Three Months Ended September 30, 2022 and 2021
Revenue

	Three Months Ended September 30,
	2022	2021	$ Change	% Change

	(in thousands)
Revenue	$152,115	$111,428	$40,687	37%
Revenue increased $40.7 million, or 37%, for the three months ended September 30, 2022, including a $4.1 million net revenue contribution from the Cloudways acquisition, compared to the three months ended September 30, 2021, primarily due to a 28% increase in ARPU to $79.22 from $61.97 and an increase of 50% in the number of customers who spend more than $50 per month. The increase in ARPU was primarily driven by continued adoption of our products by our customers leading to higher average usage on our platform.
Cost of Revenue

	Three Months Ended September 30,
	2022	2021	$ Change	% Change

	(in thousands)
Cost of revenue	$54,536	$43,506	$11,030	25%
Cost of revenue increased $11.0 million, or 25%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to higher depreciation and co-location and ancillary costs of our network equipment to support the growth in our business, as well as costs associated with our revenue share programs. Gross profit increased to 64% for the three months ended September 30, 2022 from 61% for the three months ended September 30, 2021, primarily due to a decline in depreciation as a percentage of revenue and lower colocation and maintenance costs as a percentage of revenue.

Operating Expenses

	Three Months Ended September 30,
	2022	2021	$ Change	% Change

	(in thousands)
Research and development	$30,243	$29,927	$316	1%
Sales and marketing	19,097	13,312	5,785	43%
General and administrative	38,847	26,354	12,493	47%
Total operating expenses	$88,187	$69,593	$18,594	27%
Research and development expenses increased $0.3 million, or 1%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to higher stock-based compensation.
Sales and marketing expenses increased $5.8 million, or 43%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to higher stock-based compensation, increases in advertising costs and amortization of acquired intangible assets.
General and administrative expenses increased $12.5 million, or 47%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to higher stock-based compensation, and increases in VAT and other foreign non-income taxes, bad debt expense and transaction related expenses.
Other (Income) Expense

	Three Months Ended September 30,
	2022	2021	$ Change	% Change

	(in thousands)
Other (income) expense	$(1,147)	$326	$(1,473)	(452)%
Other (income) expense decreased 452% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to interest income and accretion from our marketable securities, partially offset by amortization expense from our convertible notes.
Income Tax Expense (Benefit)

	Three Months Ended September 30,
	2022	2021	$ Change	% Change

	(in thousands)
Income tax expense (benefit)	$442	$(145)	$587	(405)%
Income tax expense (benefit) decreased $0.6 million, or (405)%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to income taxes related to international jurisdictions in which we conduct business.
Comparison of the Nine Months Ended September 30, 2022 and 2021
Revenue

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change

	(in thousands)
Revenue	$413,324	$308,899	$104,425	34%
Revenue increased $104.4 million, or 34%, for the nine months ended September 30, 2022, including a $4.1 million net revenue contribution from Cloudways, compared to the nine months ended September 30, 2021, primarily due to a 27% increase in ARPU to $73.36 from $57.95 and an increase of 50% in the number of customers who spend more than $50 per month. The increase in ARPU was primarily driven by continued adoption of our products by our customers leading to higher average usage on our platform.

Cost of Revenue

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change

	(in thousands)
Cost of revenue	$148,539	$126,195	$22,344	18%
Cost of revenue increased $22.3 million, or 18%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to higher co-location costs and depreciation of our network equipment to support the growth in our business, as well as costs associated with our revenue share programs. Gross profit increased to 64% for the nine months ended September 30, 2022 from 59% for the nine months ended September 30, 2021, primarily due to a decline in depreciation as a percentage of revenue and lower colocation and maintenance costs as a percentage of revenue.
Operating Expenses

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change

	(in thousands)
Research and development	$104,440	$79,450	$24,990	31%
Sales and marketing	56,360	35,545	20,815	59%
General and administrative	115,109	68,756	46,353	67%
Total operating expenses	$275,909	$183,751	$92,158	50%
Research and development expenses increased $25.0 million, or 31%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to higher personnel costs and stock-based compensation.
Sales and marketing expenses increased $20.8 million, or 59%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to higher personnel costs and stock-based compensation, and increases in advertising costs.
General and administrative expenses increased $46.4 million, or 67%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to higher personnel costs and stock-based compensation, and increases in bad debt expense, insurance and software licensing fees, professional service fees, transaction related expenses, foreign taxes and loss on sublease.
Other (Income) Expense

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change

	(in thousands)
Other (income) expense	$482	$5,953	$(5,471)	(92)%
Other (income) expense decreased $5.5 million, or 92%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to lower interest expense due to the payoff of the term loan and notes payable in the first quarter of 2021, interest income from our marketable securities for the current period, and a loss on extinguishment of debt in the prior period, partially offset by amortization expense from our convertible notes.
Income Tax Expense

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change

	(in thousands)
Income tax expense	$2,611	$378	$2,233	591%

Income tax expense increased $2.2 million, or 591%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to income taxes related to international jurisdictions in which we conduct business.
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
In February 2022, our Board of Directors approved the repurchase of up to an aggregate of $300.0 million of our common stock throughout fiscal year 2022 (“Previous Program”). As of May 16, 2022, we repurchased the shares representing the entire amount available under the Previous Program. On May 23, 2022, our Board of Directors approved a new stock repurchase program authorizing the repurchase of up to an additional $300.0 million of our common stock throughout fiscal year 2022 (the “Current Program”). As of August 19, 2022, we repurchased the shares representing the entire amount available under the Current Program. As of September 30, 2022, we repurchased and retired 13.6 million shares of common stock at an average price of $44.03 per share for an aggregate purchase price of $600.0 million, representing the entire amount available under the Previous Program and the Current Program.
In March 2022, we entered into a third amended and restated credit facility to increase our borrowing capacity from $150.0 million to $250.0 million. As of September 30, 2022, we had not drawn on the credit facility.
As of September 30, 2022, we had $24.1 million in cash and cash equivalents and $800.5 million in marketable securities. Our cash and cash equivalents primarily consist of money market funds and commercial paper. Our marketable securities consist of U.S. treasury securities, commercial debt securities, and commercial paper.
We believe our existing cash and cash equivalents, marketable securities, cash flow from operations, and availability under our credit facility will be sufficient to support working capital and capital expenditure requirements and our outstanding contractual commitments for at least the next 12 months.
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(In thousands)	2022	2021
Net cash provided by operating activities	$130,008	$100,376
Net cash used in investing activities	(1,199,742)	(81,204)
Net cash (used in) provided by financing activities	(610,541)	470,267
(Decrease) increase in cash, cash equivalents and restricted cash	(1,680,275)	489,439
Operating Activities
Our largest source of operating cash is cash collections from sales to our customers. Our primary uses of cash from operating activities are for personnel costs, data center co-location expenses, marketing expenses, payment processing fees, bandwidth and connectivity, server maintenance and software licensing fees.
Net cash provided by operating activities was $130.0 million and $100.4 million for the nine months ended September 30, 2022 and 2021, respectively, for which the increases in each year were primarily driven by an increase in cash collections from higher revenues, partially offset by an increase in cash expenses for personnel related costs.
Investing Activities
Net cash used in investing activities was $1.2 billion for the nine months ended September 30, 2022 compared to $81.2 million for the nine months ended September 30, 2021. The increase was driven by our investment in available-for-sale marketable securities of $1.4 billion, the acquisition of Cloudways of $305.2 million and purchase of intangible assets of $4.9 million, partially offset by maturities of available-for-sale marketable securities of $558.4 million.

Financing Activities
Net cash used in financing activities of $610.5 million for the nine months ended September 30, 2022 was primarily due to the repurchase and retirement of our common stock for $600.0 million.
Net cash provided by financing activities of $470.3 million for the nine months ended September 30, 2021 was primarily due to net proceeds from our IPO of $723.0 million, partially offset by repayments on the credit facility and notes payable of $263.2 million.
Contractual Obligations and Commitments
We have various contractual obligations and commitments, such as long-term leases, purchase commitments and long-term debt, that are disclosed in the footnotes to the condensed consolidated financial statements. See Note 7. Debt, Note 8. Operating Leases, and Note 9. Commitments and Contingencies to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding these commitments.
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
Based on the market value of our common equity held by non-affiliates as of June 30, 2022 (the last business day of our most recently completed second fiscal quarter), we will cease to qualify as an emerging growth company as of the end of the fiscal year ending December 31, 2022. As a result, we will no longer be able to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, we will no longer be able to use the extended transition period for complying with new or revised accounting standards available to emerging growth companies and will be required to adopt new or revised accounting standards as of the effective dates for public companies.
Non‑GAAP Financial Measures
To supplement our consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States, or GAAP, we provide investors with non-GAAP financial measures including: (i) adjusted gross profit and adjusted gross margin; (ii) non-GAAP income from operations and non-

GAAP operating margin; (iii) non-GAAP net income and non-GAAP diluted net income per share; and (iv) free cash flow and free cash flow margin. These measures are presented for supplemental informational purposes only, have limitations as analytical tools and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In particular, free cash flow is not a substitute for cash used in operating activities. Additionally, the utility of free cash flow as a measure of our financial performance and liquidity is further limited as it does not represent the total increase or decrease in our cash balance for a given period. Our calculations of each of these measures may differ from the calculations of measures with the same or similar titles by other companies and therefore comparability may be limited. Because of these limitations, when evaluating our performance, you should consider each of these non-GAAP financial measures alongside other financial performance measures, including the most directly comparable financial measure calculated in accordance with GAAP and our other GAAP results. A reconciliation of each of our non-GAAP financial measures to the most directly comparable financial measure calculated in accordance with GAAP is set forth below.
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
The following table presents a reconciliation of gross profit, the most directly comparable financial measure stated in accordance with GAAP, to adjusted gross profit for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Gross profit	$97,579	$67,922	$264,785	$182,704
Adjustments:
Depreciation and amortization	23,442	20,838	68,278	60,105
Stock-based compensation	492	196	1,405	797
Adjusted gross profit	$121,513	$88,956	$334,468	$243,606
Gross margin	64%	61%	64%	59%
Adjusted gross margin	80%	80%	81%	79%
Non-GAAP Income from Operations and Non-GAAP Operating Margin
We define non-GAAP income from operations as (Loss) income from operations, excluding stock-based compensation, acquisition related compensation, amortization of acquired intangibles, acquisition and integration related costs, loss on sublease, asset impairment, restructuring and severance, and other unusual or non-recurring transactions as they occur. We define non-GAAP operating margin as non-GAAP income from operations as a percentage of revenue. We use non-GAAP income from operations to understand and evaluate our core operating performance and trends and to develop short-term and long-term operating plans. We believe that non-GAAP income from operations facilitates comparison of our operating performance on a consistent basis between periods, and when viewed in combination with our results prepared in accordance with GAAP, helps provide a broader picture of factors and trends affecting our results of operations.
The following table presents a reconciliation of Income (loss) from operations, the most directly comparable financial measure stated in accordance with GAAP, to Non-GAAP income from operations for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Income (loss) from operations	$9,392	$(1,671)	$(11,124)	$(1,047)
Adjustments:
Stock-based compensation	23,594	18,555	77,758	37,380
Acquisition related compensation	2,361	—	2,361	—
Amortization of acquired intangibles	1,661	168	2,687	320
Acquisition and integration related costs	2,700	280	2,868	280
Loss on sublease	—	—	1,471	—
Asset impairment	24	212	144	212
Non-GAAP income from operations	$39,732	$17,544	$76,165	$37,145
Operating margin	6%	(1)%	(3)%	—%
Non-GAAP operating margin	26%	16%	18%	12%
Non-GAAP Net Income and Non-GAAP Diluted Net Income Per Share
We define non-GAAP net income (loss) as Net loss attributable to common stockholders, excluding stock-based compensation, acquisition related compensation, amortization of acquired intangibles, acquisition and integration related costs, release of VAT reserve, loss on sublease, loss on extinguishment of debt, asset impairment, restructuring and severance expense, revaluation of warrants, and other unusual or non-recurring transactions as they occur. We define non-GAAP diluted net income per share as non-GAAP net income divided by the weighted-average shares including the dilutive effects of our convertible preferred stock, warrants, stock options, RSUs, PRSUs, ESPP and Convertible Notes.
We believe non-GAAP net income per share provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this metric generally eliminates the effects of unusual or non-recurring items from period to period for reasons unrelated to overall operating performance.
The following table presents a reconciliation of Net income (loss) attributable to common stockholders, the most directly comparable financial measure stated in accordance with GAAP, to Non-GAAP Net income for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
GAAP Net income (loss) attributable to common stockholders	$10,097	$(1,852)	$(14,217)	$(7,378)
Stock-based compensation	23,594	18,555	77,758	37,380
Acquisition related compensation	2,361	—	2,361	—
Amortization of acquired intangible assets	1,661	168	2,687	320
Acquisition and integration related costs	2,700	280	2,868	280
Reclaim of VAT reserve	—	(3,188)	—	(3,188)
Loss on sublease	—	—	1,471	—
Loss on extinguishment of debt	—	—	407	3,435
Asset impairment	24	212	144	212
Revaluation of warrants	—	—	—	(556)
Income tax effects of non-GAAP adjustments(1)	710	(19)	992	90
Non-GAAP net income(2)	$41,147	$14,156	$74,471	$30,595
Non-GAAP diluted net income per share(2)(3)	$0.38	$0.12	$0.69	$0.27
Weighted-average shares used to compute Non-GAAP diluted net income per share	113,334	120,854	114,509	114,815
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
(2)Amounts are attributable for both the common and convertible preferred stockholders, treated as one class of stock, for the periods presented for 2021.
(3)Non-GAAP net income has been adjusted for the dilutive impact of deferred financing fees related to the Convertible Notes of $1,480 and $4,428 for the three and nine months ended September 30, 2022. The Convertible Notes were issued in November 2021.
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

	Nine Months Ended
	September 30,
(In thousands)	2022	2021
Net cash provided by operating activities	$130,008	$100,376
Adjustments:
Capital expenditures - property and equipment	(77,717)	(66,480)
Capital expenditures - internal-use software development	(6,593)	(4,297)
Purchase of intangible assets	(4,915)	(5,636)
Free cash flow	$40,783	$23,963
As a percentage of revenue:
Net cash provided by operating activities	31%	32%
Free cash flow margin	10%	8%
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
ITEM 1A. RISK FACTORS
Please refer to Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021 and Item 1A—Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 for a description of certain significant risks and uncertainties to which our business, financial condition and results of operations are subject. There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, except as set forth below.
If we are unsuccessful at integrating or developing the business of Cloudways, a recent acquisition, we may not be able to achieve our growth objectives.
In September 2022, we acquired Cloudways Ltd., or Cloudways, a leading managed cloud hosting and software-as-a-service provider for small to medium-sized businesses, in order to strengthen our ability to simplify cloud computing and enable customers to launch a business and scale it effortlessly. We have limited experience in operating a managed cloud hosting service, which may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the business, technologies, data, platform, personnel or operations of Cloudways. The integration process may disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing business. Furthermore, we may find retention or cultural challenges associated with integrating Cloudways’ employees into our organization. If we are unsuccessful in integrating Cloudways or grow the business in the coming years, the acquisition may not result in the synergies and other benefits we had expected to achieve, and the revenue and operating results of the combined company could be adversely affected. In addition, the acquisition may not ultimately strengthen our competitive position or could be viewed negatively by our customers, investors or securities analysts.
We could also face risks related to liability for Cloudways’ activities before the acquisition, including intellectual property infringement claims, violations of legal, regulatory or compliance requirements, commercial disputes, tax liabilities and other known and unknown liabilities, and litigation or other claims in connection with Cloudways, including claims from users, former stockholders, former employees or other third parties, and our efforts to limit such liabilities could be unsuccessful. We may incur costs and expenses necessary to address any pre-acquisition failure to comply with legal, regulatory or compliance requirements. Cloudways may also need to implement or improve its controls, procedures and policies, and we may face risks if any of those controls, procedures or policies are insufficiently effective. Our failure to address these risks or other problems encountered in connection with the Cloudways acquisition could cause us to fail to realize the anticipated benefits of the acquisition, cause us to incur unanticipated liabilities, and harm our business generally.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of shares of common stock by the Company during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Program(1)
July 1-31, 2022	—	$—	—	$50,000
August 1-31, 2022	1,078,650	46.35	1,078,650	—
September 1-30, 2022	—	—	—	—
Total	1,078,650	$46.35	1,078,650
(1)On May 23, 2022, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to $300.0 million of its common stock throughout fiscal year 2022 (the “Current Program”). As of August 19, 2022, we repurchased the shares representing the entire amount available under the Current Program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Share Purchase Agreement, dated as of August 19, 2022, by and among DigitalOcean, LLC, Cloudways Ltd., each of the shareholders of Cloudways identified on the signature pages thereto and Shareholder Representative Services LLC.	8-K	001-40252	2.1	August 23, 2022
31.1	Certification of Yancey Spruill, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of William Sorenson, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
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
The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DigitalOcean Holdings, Inc.

Date:	November 7, 2022	By:	/s/ Yancey Spruill
Yancey Spruill
Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2022	By:	/s/ William Sorenson
William Sorenson
Chief Financial Officer
(Principal Financial Officer)