Form 10-K
period 2022-12-31
DigitalOcean Holdings, Inc.
filed 2023-02-22
CIK 1582961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☒ No
The aggregate market value of the registrant’s common stock held by non-affiliates, based on the closing price of the registrant’s common stock on the New York Stock Exchange on June 30, 2022 (the last business day of the registrant’s second fiscal quarter), was approximately $2.91 billion.
As of February 9, 2023, the registrant had 96,956,164 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

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
•IDC: Worldwide Software and Public Cloud Services Spending Guide (Jan. 2023)
•IDC: Understanding the Significance of the Worldwide Developer Forecast, 2020-2025 (March 2021)

PART I
ITEM 1. BUSINESS
Overview
Our mission is to simplify cloud computing so builders and businesses can spend more time creating software that changes the world.
DigitalOcean is a leading cloud computing platform offering on-demand infrastructure and platform tools for startups and small and medium-sized businesses (SMBs). We were founded with the guiding principle that the transformative benefits of the cloud should be easy to leverage, broadly accessible, reliable and affordable. Our platform simplifies cloud computing, enabling our customers to rapidly accelerate innovation and increase their productivity and agility. As of December 31, 2022, we had approximately 677,000 customers using our platform to build, deploy and scale applications, including approximately 129,000 customers paying between $50 and $500 per month (which we refer to as builders) and approximately 15,000 customers paying more than $500 per month (which we refer to as scalers). Our users include software engineers, researchers, data scientists, system administrators, students and hobbyists. Our customers use our platform across numerous industry verticals and for a wide range of use cases, such as web and mobile applications, website hosting, e-commerce, media and gaming, personal web projects, and managed services, among many others. We believe that our focus on simplicity, community, open source and customer support are the four key differentiators of our business, driving a broad range of customers around the world to build their applications on our platform.
Cloud computing is revolutionizing how companies across the globe develop and deploy applications. The cloud offers lower upfront cost and superior flexibility, extensibility and scalability as compared to on-premise software development environments. These benefits are especially valuable for startups and SMBs, as they typically have more limited financial resources, operational expertise and IT personnel. As software and cloud-based technologies have become essential across industries and businesses of all sizes, the number of software developers and their strategic importance to organizations are both increasing significantly. According to International Data Corporation (IDC), the number of developers globally is expected to grow from 31.0 million in 2022 to 48.5 million by 2027.
We offer mission-critical solutions across Infrastructure-as-a-Service (IaaS), including our Droplet virtual machines, storage and networking offerings; Platform-as-a-Service (PaaS), including our Managed Database and Managed Kubernetes offerings; and Software-as-a-Service (SaaS), including our Managed Hosting and Marketplace offerings. Our cloud platform was designed with simplicity in mind to ensure that startups and SMBs can spend less time managing their infrastructure and more time building innovative applications that drive business growth. The IaaS market, which is comprised of compute, storage and networking, and PaaS market, which includes database management systems, application platforms and other platform services, are two of the largest and fastest growing markets across all industries. According to IDC, the aggregate worldwide IaaS and PaaS markets for individuals and companies with less than 500 employees is estimated to grow from approximately $98.5 billion in 2023 to $194.6 billion in 2026, representing a 25.5% compound annual growth rate.
Improving the developer experience and increasing productivity are core to our mission. In just minutes, developers can set up thousands of virtual machines, secure their projects, enable performance monitoring and scale up and down as needed. Our customers depend on us for their critical business needs, and we are passionate about providing superior 24x7 customer support to all of our customers, regardless of size. Our pricing is consumption-based and billed monthly in arrears, making it easy for our customers to track usage on an ongoing basis and optimize their deployments.
We have a highly efficient self-service customer acquisition model, which we complement with a targeted sales force focused on inside sales, outside sales and partnership opportunities to drive revenue growth. The efficiency of our go-to-market model and our focus on the needs of the SMB market has helped us build a global customer base. Our customers are spread across over 190 countries, and approximately two-thirds of our revenue has historically come from customers located outside the United States. We believe our customer support, coupled with our easy-to-use self-help resources and active developer community, has created tremendous brand loyalty amongst our growing customer base.
Growing our builders and scalers (which we collectively refer to as our higher spend customers) is a critical focus for us, and we have successfully increased the number of these higher spend customers and their percentage of our total revenue. We had approximately 15,000 scalers as of December 31, 2022, up from approximately 11,000 as of December 31, 2021 and approximately 8,000 as of December 31, 2020. We had approximately 129,000 builders as of December 31, 2022, up from approximately 89,000 as of December 31, 2021 and approximately 73,000 as of December 31, 2020. Revenue from builders and scalers increased 30% and 45%, respectively, for the year ended

December 31, 2022, compared to the year ended December 31, 2021. Revenue from higher spend customers as a percentage of total revenue was 85% in 2022, 83% in 2021 and 79% in 2020. Our average revenue per customer (which we refer to as ARPU) has increased significantly, from $47.78 in 2020 to $59.96 in 2021 to $75.19 in 2022. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” for additional information.
Our Solution
DigitalOcean was founded with the guiding principle that the transformative benefits of the cloud should be easy to leverage, broadly accessible, reliable and affordable. We pioneered our cloud platform to simplify cloud computing, enabling startups and SMBs to quickly deploy and scale applications, collaborate efficiently and improve business performance. Empowered by an easy-to-use self-service model, intuitive control panel and highly predictable pricing, our customers are able to rapidly accelerate innovation and increase their productivity and agility.
•Simple and Intuitive. Our platform is engineered to take a user from inquiry to deployment within minutes, without any specialized training or heavy implementation. We abstract away the complexity that is generally found across legacy cloud providers to provide a compelling, intuitive interface with click-and-go options. Our platform provides users with a deployment interface that is comparable to interfaces provided by consumer internet leaders and is designed to minimize the number of steps to deployment. In addition, all DigitalOcean products come with detailed product and technical documentation to help our customers deploy to our cloud platform more quickly.
•Designed to Help Businesses Easily Scale. Our highly-curated set of solutions, including IaaS, PaaS and SaaS offerings, are all designed to address the needs of startups and SMBs as they scale their businesses and require more cloud capabilities. Our platform can support a wide range of use cases, such as web and mobile applications, website hosting, e-commerce, media and gaming, personal web projects and managed services, among many others. Our offerings give customers the ability to select their desired level of technical infrastructure management. Customers have the ability to choose from managing their own infrastructure and building their own bespoke solutions using our IaaS offerings, offloading the technical infrastructure entirely through our Managed Hosting offering or delegating certain aspects of the management using our managed PaaS offerings.
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
•Differentiated Customer Support. We offer expert 24x7 technical support and customer service, with support staff spanning various time zones to ensure our customers quickly achieve their objectives and overcome challenges. Developers and engineers are a key part of our customer support team, and we offer robust technical support free of charge to all customers. We also recently introduced two new paid support plans, which enable users to get faster response times and dedicated support from technical managers. Customers cite our attentive support as a key driver of their decision to start and grow their businesses on our platform.
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
•Open Source. Startups and SMBs especially value open source technology as it allows them greater choice, affordability and flexibility, and our platform is designed to take advantage of open source technology to provide our customers with a much more efficient way to work. Our participation in and support of the open source software community enhances the attractiveness, depth and scalability of our offering. It increases the transparency of our technology and allows our customers to more efficiently write their own integrations. We give back to the community by sponsoring projects to create content and tools that help developers build great software and hosting events that are focused on driving the growth of open source.

•Broad-Based Community Ecosystem. We have built one of the world’s largest developer learning communities, with thousands of high-quality developer tutorials and community-generated questions and answers. The strength and continued growth of our community ecosystem is predicated on differentiated content on our community education websites, which attract more than 8 million monthly unique visitors on an aggregate basis. As our community grows and generates more valuable content for our platform, we are able to attract more users, which ultimately increases our customer base and reinforces our highly efficient self-service model.
Key Benefits to Our Customers
Our solution is designed to empower our target customers with best-in-class cloud technologies, while supporting them with superior customer service. This customer-centric focus underpins our mission of simplifying cloud computing so startups and SMBs can spend more time creating software that changes the world. For our customers, the key benefits of our solution include:
•Accelerating innovation by leveraging the full power of the cloud
•Making it simple to build, deploy and scale applications
•Spending less time managing infrastructure and more time on higher value tasks that drive the growth and success of their businesses
•Achieving rapid time-to-value with a reliable, highly-performant and cost-effective platform
•Providing optionality for customers to choose whether to manage their own infrastructure or allow us to manage the infrastructure for them
•A highly-reliable, scalable and secure platform
•Superior customer support designed to help customers quickly achieve their objectives
•Detailed product and technical documentation to help customers more easily deploy their applications
Our Growth Strategies
We are driving significant growth by executing on the following key strategies:
•Increasing Usage by Our Existing Customers. Our existing customer base represents a significant opportunity for further sales expansion through increased usage of our platform and adoption of additional product offerings. We are highly focused on gaining a better understanding of the needs and growth plans of our existing customers. This deeper relationship with our customers will help us identify opportunities to educate our customer base on ways to utilize the platform more effectively for their individual use cases, as well as provide a feedback loop to inform our product roadmap. Our net dollar retention (NDR), which reflects our ability to retain and grow revenue from our existing customers, has increased significantly in recent years, from 103% in 2020 to 113% in 2021 to 115% in 2022. We expect to continue to increase our revenue from existing customers through the introduction of new products and features tailored to our customer base in addition to expanded customer outreach, focused on larger customers and specific use cases.
•Growing Our Base of Higher Spend Customers. We believe there is a substantial opportunity to further expand our customer base to attract more businesses that can scale on our platform. We are investing in strategies that we believe will attract higher spend customers, including expansion of our sales team, and new marketing initiatives that further optimize our self-service revenue funnel to help customers expand their usage. In addition, our recent Cloudways acquisition added a significant number of higher spend customers to our platform due to the higher price point of its Managed Hosting offering. We had approximately 144,000 higher spend customers as of December 31, 2022, up from approximately 100,000 as of December 31, 2021 and approximately 81,000 as of December 31, 2020. These higher spend customers represented 85% of our total revenue in 2022, up from 83% in 2021 and 79% in 2020.
•Investing in Our Platform and Product Offerings. We have a history of, and will continue to invest significantly in, delivering innovative products, features and functionality targeted at our core customer base. The market opportunity for our core IaaS services of compute, storage and networking continues to expand and we are making targeted investments to expand our IaaS revenue. For example, we are investing in a more performant feature-rich storage platform specifically tailored to our SMB customers, which we believe can significantly expand our storage revenue while also driving growth from our other products. Beyond IaaS, we continue to see large growth opportunities in the PaaS and SaaS markets. Over the last few years we have expanded our portfolio of PaaS and SaaS products, including introducing our Managed Kubernetes and Managed Database offerings and, more recently, our Functions and Managed Hosting offerings. We expect to make additional investments to offer an enhanced and tailored suite of PaaS and SaaS offerings that address the changing needs of our business customers.
•Augmenting Our Platform through Opportunistic Strategic Acquisitions. We believe that acquisitions and strategic partnerships will allow us to accelerate our key platform, product and marketing initiatives. For example, we acquired Cloudways in the third quarter of 2022, which added a managed hosting offering to our platform. We believe that additional acquisition opportunities will supplement our organic growth strategy. We intend to actively pursue both acquisitions and strategic partnerships that we believe will be complementary to our business, accelerate customer acquisition, increase usage of our platform and/or expand our product offerings in our core markets.
•Growing and Engaging Our Community. More than 12 million unique visitors interact with our websites on a monthly basis, including our developer community, each month to learn, share and educate others. We are committed to supporting and expanding this community of innovators and technologists through high-quality content and expanded developer-focused programs and events around the world. In 2022, we acquired learning-focused websites CSS-Tricks and JournalDev to add quality educational content to further our goal of enhancing our community engagement. Supporting and educating the developer community is one of our core values, but it also drives brand loyalty, expands our customer base and drives increased adoption of our products.
Our Platform and Product Offerings
We have designed our global cloud platform to ensure a simple, reliable and affordable cloud computing experience for our customer base of startups and SMBs. This entails maintaining a high-performance global infrastructure, offering a highly curated set of solutions and providing a superior customer experience. The combination of these three elements enables our customers to focus their time and attention on building and running their applications or businesses rather than managing the underlying infrastructure.
Our Global Infrastructure & Technology Network
Our global infrastructure and technology network, built on the foundation of open source scalable cloud-native technologies, allows us to deliver an exceptional developer experience and suite of infrastructure and software solutions to our customers spread across the globe. Our infrastructure is offered to our customers across 15 data centers worldwide that are connected by a high-speed private backbone, enabling our customers to deploy their solutions across nine different geographic regions. We lease data centers in the New York City and San Francisco metropolitan areas, as well as in Australia, Canada, Germany, India, the Netherlands, Singapore and the United Kingdom. These site locations were selected for their close proximity to key customer markets and allow access to global internet exchange points to provide consistent low-latency connectivity to large end-user networks. This allows our customers to choose where best to deploy the solution to optimize performance and minimize latency for their users. In addition, we utilize points of presence locations situated across the globe to improve website and application performance by allowing geographically dispersed users to receive content from a location nearest to them. We lease data center space from leading providers to provide us the flexibility to quickly enter new markets and align our global footprint with our go-to-market strategy. We launched our Australia data center in November 2022 and expect to expand into additional new locations in the future.
We work closely with hardware manufacturers when designing our server platforms to continue to reduce acquisitions costs while at the same time optimizing reliability and performance for our customers. Our procurement and engineering teams work closely with CPU manufacturers to align our long-term server strategy to future technology advancements. We staff our data center operations team to ensure that we can provide the physical security, reliability and availability necessary for our customers—and that team additionally manages the physical server capacity to ensure that we are able to meet our customers’ demands. Our network engineering team manages the global backbone to ensure that we are making the best connectivity peering agreements to get customer traffic to the destination via the best available path. Our operations team actively monitors the cloud environment, responding to network incidents to ensure that customer impact is minimized and service availability is managed.
We focus heavily on securing our network, products and customer data from potential security threats with a dedicated team of security professionals. We have implemented a comprehensive information security program, which is discussed in greater detail below, that includes administrative, technical and physical safeguards designed to maintain the confidentiality, integrity, and availability of our company’s and our customers’ information.

In combination, our infrastructure and network provide our customers with a reliable, highly-performant and cost-effective platform to confidently build, deploy and scale their optimal solution, from single node based applications to globally distributed systems.
Our Product Portfolio
We provide a variety of cloud products and services that are specifically designed to address the needs of startups and SMBs. We listen carefully to our customers’ feedback so we understand what they want and need to simplify cloud computing for them. Our goal is to address the core needs of this underserved customer base instead of offering thousands of complex products and services that are more suited to large enterprise companies or companies looking to move from an on-premise environment to the cloud.
We offer IaaS, PaaS and SaaS solutions to our customers. Our initial product, launched in 2012, was the Droplet, a virtual machine that provides flexibility to build, test, secure and grow customers’ applications from start-up to scale. Since then, we have successfully launched many new products, which honor our commitment to always provide a simple, reliable and affordable experience for our core customer base. We have expanded our product portfolio with product innovations such as Dedicated Droplets, Premium Droplets, Spaces, Managed Kubernetes, Managed Databases, App Platform, and Functions, which have proven our ability to successfully launch many new products to market and serve our customers’ needs. We have developed a product roadmap designed to enhance our ability to offer secure, scalable and reliable solutions for customers to grow their applications or businesses. We also provide management and collaboration tools to enable our customers to monitor and manage their usage of our platform.
IaaS Offerings. Our Infrastructure-as-a-Service (IaaS) offerings include our compute, storage and networking products. We provide flexible server configurations sized for any application, attractive price-to-performance and highly predictable pricing that is the same across regions and usage volumes. Our current IaaS offerings include:
•Droplets. Droplets are our core compute offering. Developers can spin up the virtual machine of their choice in under a minute. We offer basic Droplets and Dedicated Droplets, such as general purpose, CPU-optimized, memory-optimized or storage-optimized configurations, which provide flexibility to build, test, secure and grow any application from start-up to scale. Our Premium Droplet offering provides enhanced speed and memory performance, while maintaining our commitment to simplicity.
•Storage Offerings. Our storage solutions allow our customers to store and quickly access any amount of data reliably in the cloud. We offer several kinds of storage offerings, depending on the customer’s needs, including:
◦Spaces (Object Storage): Our object storage with a built-in content delivery network (CDN) makes scaling easy, reliable and affordable. Our simple and predictable pricing makes this offering very attractive compared to established public cloud providers.
◦Volumes (Block Storage): Our block storage product allows customers to add more storage space and mix and match compute and storage to suit their database, file storage, application, service, mobile and backup needs. This provides supplemental storage beyond the generous local solid-state drive (SSD) offered with our compute offerings.
◦Backups: Our automatically-created disk images of Droplets provide peace of mind and a sense of security to our customers. Our Backups offering allows frequent system-level backups, providing our customers with the ability to revert to an older state or create new Droplets. We also provide the flexibility to customize backup windows, choose retention policies and elect which files to back up.
In 2022, we introduced performance upgrades to Spaces and Volumes that better address the increasing needs of our customers’ applications. Storage plays an essential role in our product roadmap and we expect to significantly improve the functionality of our storage offerings in the future, which we believe will also increase the usage of our IaaS and other offerings that could benefit from enhanced storage capabilities.
•Networking Offerings. We provide a suite of networking capabilities to secure and control the traffic to our customers’ applications. Data transfer costs can quickly become a major expense for the developer of any reasonably complex cloud application. At DigitalOcean, we provide a generous amount of bandwidth with each successive Droplet purchase. This bandwidth is pooled for the customer’s account and shared by all applications or resources running in their account, which we believe is a key differentiator for us in the marketplace. Our key networking product offerings include:

◦Cloud Firewalls: A software service that allows customers to quickly secure their infrastructure from common vulnerabilities and define what services are visible on their infrastructure. Cloud Firewalls are free to our customers and are used for staging and production deployments of software.
◦Managed Load Balancers: A software service that allows customers to load balance traffic to their software applications located on multiple Droplets, enabling them to scale their applications and improve availability, security and performance across their infrastructure in a few clicks with affordable pricing.
◦Virtual Private Cloud (VPC): A private network interface for DigitalOcean resources collections. VPC networks provide a more secure connection between resources because the network is inaccessible from the public internet and other VPC networks, enabling our customers to manage their information and data traffic between applications without exposure to the public internet. VPCs, including floating IP addresses, are available at no additional cost to our customers.
PaaS Offerings. Our Platform-as-a-Service (PaaS) offerings provide a complete development and deployment environment. PaaS offerings include infrastructure as well as database management systems, application platforms, development tools and other services designed to support the complete web application lifecycle. Our current PaaS offerings include:
•Managed Databases. Our Managed Databases, a fully-managed database solution, provides our customers with the application performance they need without the operational demands that come with building and running a database server. We currently offer managed offerings for relational databases (SQL) such as PostgreSQL & MySQL, as well as NoSQL databases such as Redis.
In addition, we offer DigitalOcean Managed MongoDB, a fully-managed database as a service offering in partnership with MongoDB. To further enhance this offering, we launched a new Dedicated CPU Managed MongoDB in 2022 that boosts the performance of MongoDB and enables users to migrate databases from any source to DigitalOcean Managed MongoDB with minimal downtime.
•Managed Kubernetes and Container Registry. Our easy-to-use Managed Kubernetes service provides scalability and portability for cloud-native applications. Customers can get started quickly and cheaply and scale-up and save with our free control plane and inexpensive bandwidth. Our Managed Container Registry offering lets customers easily store and manage private container images for rapid deployment to our Managed Kubernetes service. In 2022, we launched a high availability control plane and added an egress gateway for DigitalOcean Kubernetes, giving our customers even more confidence in leveraging our Kubernetes offering to deploy their code in the cloud.
•App Platform. Our App Platform offering allows customers to build, deploy and scale applications quickly using a simple, fully-managed solution. We handle the infrastructure, application runtimes and dependencies so that developers can push code to production in just a few clicks, enabling them to deliver applications to market faster and on a global scale.
•Functions. In 2022, we launched our Functions offering, a serverless compute solution that leverages our App Platform product. Serverless computing has become a popular trend in cloud application development because it allows for freedom from server management and the ability to pay only for what you use. Our Functions offering runs on-demand, which simplifies the cloud programming experience and helps customers focus more on application development and business outcomes and less on managing the underlying infrastructure.
•Uptime. Our Uptime offering provides real-time uptime and latency alerts, allowing customers to quickly recover from incidents before their own customers are impacted. Alerts are triggered when customer assets are slow, down, or vulnerable to attack.
SaaS Offerings. Our Software-as-a-Service (SaaS) offerings are designed for companies in the SMB space. Our current SaaS offerings include:
•Managed Hosting. In 2022, we acquired Cloudways, a managed cloud hosting company. Our Managed Hosting offering provides simple onboarding and day-to-day management for hosting that is purpose-built for startups and SMBs looking to outsource their on-ramp to the internet and offload the complexities of cloud infrastructure so they can spend more time running and scaling their businesses. This offering is particularly attractive for startups and SMBs without the knowledge or resources to fully manage their hosting infrastructure, including digital agencies, entrepreneurs creating eCommerce sites, bloggers, freelancers, and other users hosting on WordPress, PHP and Magento.
•Marketplace. We operate the DigitalOcean Marketplace, a platform where developers can find pre-configured applications and solutions quickly. Our Marketplace contains highly curated everyday applications and cutting-edge technologies, providing customers access to the most efficient tools to build their businesses while removing the time and expense of research, configuration and manual setup. We work closely with partners to deliver a truly seamless experience for customers, creating the ability for developers to deploy thoroughly tested app environments with the click of a button on Droplets and Kubernetes clusters. The DigitalOcean Marketplace also offers add-ons that run in the cloud and are available on demand. More than 250 preconfigured one-click applications are available in the Marketplace, including WordPress, LAMP, Docker, Grafana, and Plesk, among others.
Sales and Marketing
Our sales and marketing teams work together closely to drive awareness and adoption of our platform, accelerate customer acquisition and expand our revenue from existing customers. These teams focus on inside and outbound sales, partnership and channel development, customer acquisition and self-service funnel optimization, and customer support and success.
We have historically generated almost all of our revenue from our efficient self-service marketing model, which enables customers to get started on our platform very quickly and without the need for assistance. We focus heavily on enabling a self-service, low-friction model that makes it easy for users to try, adopt and use our products. We attract visitors to our website through a combination of high-quality content, developer outreach and highly-targeted paid demand generation campaigns. By reducing the friction that typically accompanies the purchase of business software and eliminating the need for complicated and costly implementation and training, we have grown our customer base while avoiding the expensive customer acquisition costs typical of high-touch enterprise sales models. Furthermore, by creating an intentional marketing experience for a prospect to travel through different stages of the funnel, we are able to anticipate their needs in real-time at each step.
We complement our efficient self-service customer acquisition model with an inside sales team that is focused on responding to inbound inquiries, outbound prospecting targeting specific use cases, volume expansion of our self-service customers, expanding our revenue in specific international markets and seeking partnership opportunities to drive revenue growth. We utilize a process-oriented and data-driven approach to sales that includes tracking numerous metrics such as sales conversion rates, velocity and time-to-close, and size of sales pipeline. Our sales team includes experienced sales engineers who fashion technical solutions for customers to convert their workloads from other cloud providers. Our customer success professionals focus on customer retention and customer expansion by adding value throughout the customer lifecycle as customers scale and expand their usage of our product portfolio. Customer success advocates will directly contact customers to determine if there are ways for us to augment their usage of our platform with additional services. We are also focused on partnership opportunities that introduce new avenues for customer growth. We recently launched the DigitalOcean Partner Pod, our new partner program that offers sales training, co-marketing opportunities and market development funds to help partners launch their campaigns and acquire new customers utilizing DigitalOcean products.
We are committed to providing robust customer support to all customers, which we believe has been a strategic differentiator for us. The customer support team addresses account-related questions and provides high-quality technical advice and troubleshooting. Developers and engineers are a key part of the customer support team, and we offer technical support free of charge to all customers. In addition to our free support offering, we recently introduced two paid support plans, which provide customers with faster response times and dedicated support from technical managers. The customer engagement with customer support team also serves as an important feedback loop to our product and technology teams, helping us better understand the specific needs of our customers. This feedback has influenced, and will continue to influence, our product roadmap, the content strategy for our community tutorials and other business decisions. We closely track various metrics to ensure we are providing exceptional customer support. We internally monitor our customer satisfaction score (CSAT) to gauge the quality of our interactions with customers and our ability to increase loyalty. We also have specific monthly service-level objectives (SLOs) for response and resolution times to ensure we maintain a high level of customer satisfaction.
We intend to continue to invest in our sales and marketing capabilities to capitalize on our large and global market opportunity, while remaining very efficient in terms of sales and marketing expense as a percentage of revenue.

Our Customers
Our customer base is incredibly diverse with respect to technical competency, type of business, use case and geography. In terms of type of business and specific use cases, our customers primarily use our IaaS, PaaS and SaaS products for the following:
•SaaS applications across numerous industry verticals, including education, finance, advertising, e-commerce, media, gaming and many more
•Customer relationship management (CRM) products, developer tools, API services and technology products and services
•Digital agencies operating eCommerce or other websites for their customers
•Personal web projects and education-related services regarding cloud computing and modern technologies, whether it be programming languages, application frameworks or open source technologies.
Our offerings give customers the ability to select their desired level of technical infrastructure management. Customers have the ability to choose from managing their own infrastructure and building their own bespoke solutions using our IaaS offerings, offloading the technical infrastructure entirely through our Managed Hosting offering or delegating certain aspects of the management using our managed PaaS offerings.
Our customers are spread across over 190 countries with and approximately two-thirds of our revenue coming from customers located outside the United States in 2022.
We have been very successful in increasing our customer base, particularly with respect to higher spend customers, and our ARPU by expanding our product portfolio and optimizing our sales and marketing initiatives. We had approximately 677,000 customers as of December 31, 2022, which includes approximately 129,000 builders and approximately 15,000 scalers. Our ARPU has increased significantly, from $47.78 in 2020 to $59.96 in 2021 to $75.19 in 2022.
We have no material customer concentration, as our top 25 customers made up 10%, 10% and 9% of our revenue in 2022, 2021 and 2020, respectively.
Security and Data Privacy
We focus heavily on securing our network, products and customer data from potential security threats with a dedicated team of security professionals. We have implemented a comprehensive information security program that includes administrative, technical and physical safeguards designed to maintain the confidentiality, integrity, and availability of our company and our customers’ information. Our security department is divided into three teams: security operations, which is responsible for responding to abuse on our platform, digital forensics and incident response, and threat intelligence; security engineering, which is responsible for ensuring the security of our infrastructure and product offerings through software engineering and security data analysis and observability; and trust and governance, which is responsible for privacy and security regulatory compliance and risk management.
We continually monitor our infrastructure network for vulnerabilities and risk through our security observability platform. The backend components of our network have been built with a view towards security using layers of multi-factor authentication, authorization and role-based access and are monitored for abnormal behaviors or intrusions. Security architecture and design is embedded in our product development lifecycle, and we continually test our products and infrastructure for security flaws during product development and after launch. Our products and services are AICPA SOC 2 Type II certified and we have achieved Cloud Security Alliance (CSA) STAR Level 1. All of our data centers are independently audited, and many are certified by internationally recognized attestation and certification compliance standards. In addition, we apply rigorous privacy standards to all the customer data we protect in accordance with applicable privacy laws and best practices. We have a privacy policy posted on our website that applies to our entire business and all of our customers, which describes our privacy practices regarding information we collect from customers and how we use, share and store such customer data. We have put measures in place to collect personal data only to the extent necessary to service our customers and we protect customer content data through limited access.
Our information security program is continuously adapting to an evolving landscape of emerging threats and available technology. Through data gathering and evaluation of emerging threats from internal and external incidents and technology investments, security controls are adjusted on a continuous basis. Our security program also provides oversight of third parties who store, process or have access to sensitive data, and we require the same level of protection from such third-party service providers. In addition, we identify risks that may threaten customer information and utilize both internal and external resources to perform a variety of vulnerability and penetration testing on the platforms, systems and applications used to provide our products and services. We also have a third-party firm conduct adversary simulations and perform network penetration tests at least annually. We employ backup and disaster recovery procedures for all the systems that are used for storing, processing and transferring customer information, and we periodically test and validate our disaster recovery plans and resilience capabilities.
All of our employees and consultants are required to complete an annual security awareness training, covering key threats and measures to take to protect their own data and the data of the company. In addition, our security personnel receive additional training specific to their role. Furthermore, we provide resources to customers with detailed information and instructions regarding measures they can take to protect their own data through tutorials and blog posts on our community education website.
Our head of security provides regular reports on security-related matters to our executive officers and the Audit Committee of our Board of Directors and also briefs the full Board of Directors on a biannual basis.
Our Community
We focus heavily on building a large highly-engaged community that can connect and educate developers across the globe. Our developer community enables students, hobbyists and experienced developers alike to learn new skills and technologies and create and deliver new applications. The DigitalOcean community is based on forging genuine relationships through a series of meaningful and memorable interactions. We believe that our focus on community drives brand loyalty amongst a fast-growing developer and SMB community and spurs our community followers to become advocates for us and our platform.
Our community education websites contain more than 7,500 high-quality technical tutorials and a forum with tens of thousands of questions and answers that guide developers in creating and delivering modern applications—not just focused on DigitalOcean products and services, but relevant to any cloud service. We support community learning, networking and interaction via targeted industry and customer events and technical talks, as well as a virtual 24-hour conference, which we call deploy. We distribute our regular Currents market surveys to anyone who seeks market research trends about cloud and open source developments, whether they are a DigitalOcean customer or not.
We operate the “Hatch by DigitalOcean” program to support entrepreneurs and startups more directly as they begin their journey by providing them with a robust set of benefits to help them succeed. Many of our Hatch participants have become loyal DigitalOcean customers after graduating from the program.
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
We also compete with smaller and/or niche cloud service providers that typically target individuals and smaller businesses, simple use cases and/or narrower geographic markets. Examples in this category include OVHcloud, Vultr and Heroku.
Finally, we now compete with digital agencies and other managed hosting providers serving customers seeking a fully-managed experience.
Despite the competitive intensity, we believe we compete successfully on the basis of the factors listed above. We focus on solutions for startups and SMBs—and combine the power of simplicity, love for the developer community, an obsession for customer service and the advantages of open source. This differentiates us dramatically from the enterprise cloud competitors. At the same time, our ability to address complex use cases that allows customers to scale with us as they grow differentiates us from the many niche competitors who have less robust and extensible offerings.
Human Capital Management
We believe that our employees and the culture we have established are critically important to our success. In order to continue to compete and succeed in our highly competitive and rapidly evolving market, it is crucial that we continue to attract, retain and motivate qualified employees. To support these objectives, we strive to maintain our company culture, offer competitive compensation and benefits, support the health and well-being of our employees, foster an inclusive, diverse and engaged workforce, maintain strong employee engagement and develop talent.
Our Chief People Officer provides regular reports on the progress of our human capital management metrics and initiatives, including our diversity programs, to our executive officers and the Compensation Committee of our Board of Directors.
As of December 31, 2022, we had a total of 1,204 employees, including 524 located outside the United States. We also engage individuals through professional employer organizations and contractors on an as-needed basis. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.
Our Culture
We believe our culture is critical to our success and has delivered tangible financial and operational benefits for our customers, our employees and our stockholders. Our values guide our business, our product development, our practices and our brand. We were recognized in Inc. Magazine’s annual list of Best Workplaces for 2022 and as one of Newsweek’s Most Loved Workplaces list for 2022, both for the second year in a row. As our company continues to evolve and grow, our core values remain constant:
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
Compensation and Benefits
We provide competitive compensation and benefits for our employees globally. Our compensation package includes base salary, cash bonuses, commissions (for our sales team), and long-term equity awards. We offer full-time employees equity at the time of hire and the ability to earn additional equity through promotion and annual grants, and provide employees the opportunity to participate in an employee stock purchase plan, to foster a strong sense of ownership and align our employees’ interests with our long-term success. We maintain a global compensation program that is intended to promote a pay-for-performance culture that is both internally equitable as well as externally competitive.
In addition to cash and equity compensation, we also offer employees a wide array of benefits designed to be aligned with local reward practices and competitive with those offered by companies with whom we compete with for talent. In the United States, these include health insurance, unlimited vacation, retirement benefits, a generous parental leave program, emotional well-being services through our Employee Assistance Program and a variety of additional resources to support employees’ overall well-being. We continue to evolve our programs to meet our employees’ health and wellness needs. While the philosophy around our benefits is the same worldwide, specific benefit offerings (including equity compensation) may vary in other countries due to local regulations and preferences.
Remote-Friendly Work
Since our inception, we have fostered a remote-friendly work culture that enables us to recruit and retain skilled professionals wherever they are located. The majority of our employees work remotely and our history and experience with managing a remote workforce has allowed us to grow our company and build our company culture while fostering the remote work experience. Operating remotely allows us access to a global talent pool that enables us to hire talented team members, regardless of location, providing a strong competitive advantage. While we intend to remain a remote-friendly company, we entered into an arrangement with a third party to allow employees the opportunity to access a shared work space to engage with other employees or customers.
Diversity, Equity, Inclusion and Belonging (DEIB)
We have a strong commitment to building a diverse workforce that reflects our values and the needs of our global customer base. We believe that a diverse and inclusive workforce brings a diversity of perspectives, which in turn fosters innovation and helps drive better business outcomes.
We have launched multiple initiatives to further our goal of being more diverse and inclusive and supporting a sense of belonging within our current workforce, including mandatory training for employees and launching employee resource groups (ERGs), which are employee-led, voluntary groups that support professional development, strengthen our business and advance our commitment to a diverse and inclusive workplace. We currently have ERGs to support women, LGBTQIA+, military and veterans, early career professionals, and employees of African and Black descent. We believe forging and strengthening relationships with external DEIB partners is essential to our diversity strategy, and we are excited to continue to establish and build relationships to expand our reach. We also focus on creating a diverse pipeline of candidates for open roles.
DigitalOcean is committed to pay equity, regardless of gender, ethnicity or other personal characteristics. To deliver on that commitment, we benchmark and set pay ranges based on market data and consider factors such as an employee’s role and experience and their job performance.
In 2022, we published our second annual diversity, equity, inclusion and belonging report that highlighted our employee workforce data for 2021. Our goal is for our employee population to reflect the communities that we service and ensure equal total rewards opportunities for all employees regardless of gender identity, ethnicity, location, sexual orientation, disability status and more. The 2022 report demonstrated meaningful progress against some of our key goals, such as a more diverse group of new hires, as well as identified areas for continued improvement. We are committed to publishing our diversity numbers annually, as well as making improvements against our targets over time. In addition to publishing company-wide diversity numbers, we also analyze and publish statistics regarding our manager population and individual contributor population, both through the lens of gender (globally) and ethnicity/race (U.S. only) to ensure that diversity exists across the company.
To ensure we achieve our commitment to fostering a diverse and inclusive work environment, all company executives have specific goals around diversity, equity, inclusion and belonging.
Talent Development
Talent development is a key aspect of the attraction and retention of our talent. We believe that employee growth is essential, and provide a number of resources and programs to support that commitment. Semi-annually, we facilitate employee review cycles where employees have development conversations with their managers. In addition, we offer our employees more than 250 courses and videos covering a wide range of topics from departmental specific skills to leadership and management training. We continually invest in our employees’ career growth and provide employees with a wide range of development opportunities, including learning, mentoring, coaching, and external development.

Employee Engagement
Employee engagement is key to helping us understand the employee experience, particularly as we expand and hire employees in new locations with different cultural norms. We conduct anonymous global engagement surveys regularly to measure the effectiveness of our people and culture initiatives and identify areas of strength and development opportunities among teams. These surveys are managed by a third-party vendor to encourage candor. The results are reviewed by senior management, who analyzes areas of progress or deterioration and works with their teams to determine which actions to take based on survey results.
Social Responsibility
In connection with our IPO in March 2021, we joined the Pledge 1% movement and committed to allocating $50 million over ten years to expand our social impact initiatives. In 2022, we gave more than $1.1 million in cash and $150,000 in infrastructure credits to over 900 deserving organizations all over the world that impact their local communities, as well as the broader social impact ecosystem.
We also recently launched DO Impact to execute on our Pledge 1% commitment. DO Impact is a social impact effort designed to empower changemakers around the globe through products and philanthropy, enable our people to do good in their communities, and ensure our footprint is sustainable. The four pillars of DO Impact are as follows:
•Product. Harness DigitalOcean technology, open source and technical expertise to support non-profit organizations, educational institutions, open source initiatives and others who are working to advance social good.
•Philanthropy. Make cash grants to organizations whose work is complementary to the DigitalOcean social impact framework, enable our employees to support their favorite organizations through a charitable donation match program and provide opportunities for employees to volunteer their time for charitable causes.
•Planet. Focus on environmental initiatives, such as reducing our carbon footprint and those of our partners and vendors over time.
•Purpose. Highlight the impactful work of our nonprofit partners, customers and employees through storytelling.
A key component of DO Impact is Hollie’s Hub for Good, our inaugural social impact program, which provides companies in the nonprofit and social enterprise sectors with DigitalOcean infrastructure credits to enable the growth of their programs. Since inception, more than 2,000 organizations have benefited from donated DigitalOcean infrastructure credits through Hollie’s Hub for Good, including Tech in Schools (TSI), an organization providing access to web tools and software in classrooms, Bienfait Rwanda, a local organization supporting children with disabilities, and several others doing good in their communities.
Furthermore, to encourage employee involvement in our social impact initiatives, we offer a generous donation match program with respect to our employees’ charitable giving and also provide employees with credits at certain milestones to donate to a charitable organization of their choosing. In 2022, we launched our employee ambassador program and completed our first successful project, dedicating employee volunteer time to support a nonprofit organization.
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
As of December 31, 2022, we owned ten registered trademarks in the United States and eleven registered trademarks in various non-U.S. jurisdictions. We have filed applications for registration for one additional trademark in the United States and two additional trademarks in various non-U.S. jurisdictions. In addition, we own one International Registration through the World Intellectual Property Organization, which has been extended to registrations in six additional jurisdictions and could be extended in another four jurisdictions. As of December 31, 2022, we owned four issued patents and had two patent applications pending for examination in the United States. The issued patents are each scheduled to expire in 2039 and 2040 and the pending patent applications, if issued, would be scheduled to expire in 2039 and 2042. In addition, we license third-party software and use open source software and other technologies that are used in the provision of or incorporated into some elements of our services. Many parts of our business utilize proprietary technology and/or licensed technology, including open source software.
We control access to and use of our proprietary technology and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers, vendors and partners. Our policy is to require all employees and independent contractors to sign agreements assigning to us any inventions, trade secrets, works of authorship, developments, processes and other intellectual property generated by them on our behalf and under which they agree to protect our confidential information. In addition, we generally enter into confidentiality agreements with our customers, vendors and other partners. See the section titled “Risk Factors” for a more comprehensive description of risks related to our intellectual property.
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
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), are filed with the Securities and Exchange Commission (the SEC). Such reports and other information filed by us with the SEC are available free of charge on our website at www.investors.digitalocean.com when such reports are available on the SEC’s website. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information contained on the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.
ITEM 1A. RISK FACTORS
Our operations and financial results and an investment in our common stock are subject to various risks and uncertainties. The following summary highlights some of the risks we are exposed to in the normal course of our business activities. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations.

Risk Factors Summary
Investing in our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as more fully described below. These risks and uncertainties include, among others:
•Unfavorable conditions in our industry or the global economy, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our results of operations.
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
•If we are unable to attract new customers, retain existing customers and/or expand usage of our platform by such customers, we may not achieve the growth we expect, which would adversely affect our results of operations and financial condition.
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
•If we are unsuccessful at integrating or developing the business of Cloudways, a recent acquisition, we may not be able to achieve our growth objectives.
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
Our results of operations may vary based on the impact of unfavorable changes in our industry or the global economy on us or our customers and potential customers. Unfavorable conditions in the economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, labor shortages, supply chain disruptions, inflationary pressures, rising interest rates, financial and credit market fluctuations, international trade relations, political turmoil, natural catastrophes, outbreaks of contagious diseases, warfare and terrorist attacks on the United States, Europe or elsewhere, including military actions affecting Russia, Ukraine or elsewhere, could cause a decrease in business investments on information technology, disrupt the timing and cadence of key industry events, and negatively affect the growth of our business and our results of operations.
Geopolitical risks, including those arising from trade tension and/or the imposition of trade tariffs, terrorist activity or acts of civil or international hostility, are increasing. Similarly, the ongoing military conflict between Russia and Ukraine has had negative impacts on the global economy, including by contributing to rapidly rising costs of living (driven largely by higher energy prices) in Europe and creating uncertainty in the global capital markets, and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. While we do not currently have employees or direct operations in Russia, Belarus or Ukraine, nor do we engage in activities with sanctioned parties, the recent sanction measures have impacted our customers with business activities in these countries and regions, our ability to receive payments from these customers, and our ability to realize revenues from those customers. Further, due to political uncertainty and military actions involving Russia, Ukraine and surrounding regions, we and the third parties upon which we rely may be vulnerable to a heightened risk of cyber-attacks, computer malware, viruses, supply chain attacks, social engineering (including spear phishing and ransomware attacks) and general hacking that could materially disrupt our systems and operations.
Further, increased inflation rates and related increases in interest rates could have a material and adverse effect on our business, financial condition or results of operations. Economic weakness, customer financial difficulties and constrained spending on information technology operations could adversely affect our customers’ ability or willingness to subscribe to our service offerings, delay purchasing decisions and lengthen our sales cycles, reduce the usage of our products and services, or increase churn, all of which could have an adverse effect on our sales and operating results.
We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, results of operations and financial condition could be materially and adversely affected. The full impact of any conflict, economic slowdown or other factor on our business operations and financial performance remains uncertain and will depend on future developments, including the severity and duration and its impact on our customers and third-party providers, as well as regional and global economic conditions. Any such disruptions may also exacerbate the impact of other risks described in this Annual Report on Form 10-K.
Our recent growth may not be indicative of our future growth.

Our revenue was $576.3 million, $428.6 million and $318.4 million, respectively, for the years ended December 31, 2022, 2021 and 2020. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, our revenue growth rate may decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
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
We have incurred significant losses since inception. We generated net loss attributable to common stockholders of $24.3 million, $19.5 million and $43.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $210.8 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses will increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.
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
•product development, including the development of new products and new functionality for our platform as well as investments in both further optimizing our existing products and infrastructure and expanding our integrations and other add-ons to existing products and services;
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
•the effects of acquisitions, including the Cloudways acquisition, and their integration;
•general economic conditions, both domestically and internationally, and economic conditions specifically affecting industries in which our customers participate;
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
We may undertake internal restructuring activities that could result in disruptions to our business or otherwise materially harm our results of operations or financial condition.
From time to time, we may undertake internal restructuring activities in an effort to better align our resources with our business strategy. For example, we initiated a restructuring plan in February 2023 that resulted in a reduction in our workforce. We incur substantial costs to implement restructuring plans, and our restructuring activities may subject us to reputational risks and litigation risks and expenses. There can be no assurance that any restructuring activities that we have undertaken or undertake in the future will achieve the cost savings, operating efficiencies or other benefits that we may initially expect. In addition, restructuring activities may result in loss of institutional knowledge and expertise, attrition beyond our intended reduction-in-force, or a negative impact on employee morale and productivity or our ability to attract highly-skilled employees. Internal restructurings can also require a significant amount of time and focus from management and other employees, which may divert attention from commercial operations. If any internal restructuring activities we have undertaken or undertake in the future fail to achieve some or all of the expected benefits therefrom, our business, results of operations and financial condition could be materially and adversely affected.
If we are unable to attract new customers, retain existing customers and/or expand usage of our platform by such customers, we may not achieve the growth we expect, which would adversely affect our results of operations and financial condition.
In order to grow our business, we must continue to attract new customers in a cost-effective manner and enable these customers to realize the benefits associated with our products and services. Our business is usage-based and it is important for our business and financial results that our paying customers maintain or increase their usage of our platform and purchase additional products from us. Historically, we have relied on our self-service customer acquisition model for a significant majority of our revenue. We complement our self-service customer acquisition model with an inside sales team that is focused on responding to inbound inquiries, outbound prospecting targeting specific use cases, volume expansion of our self-service customers, expanding our revenue in specific international markets and seeking partnership opportunities to drive revenue growth. If our self-service customer acquisition model is not as effective as we anticipate or our sales team is not successful at growing our customer base, specifically our higher spend customers, our future growth will be impacted.
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

In addition, to encourage awareness, usage, familiarity and adoption of our platform and products, we may offer a credit or other incentives to new customers who sign up for and use our platform. To the extent that we are unable to successfully retain customers after use of the initial incentives, we will not realize the intended benefits of these marketing strategies and our ability to grow our revenue will be adversely affected.
The market for our platform and solutions may develop more slowly or differently than we expect.
It is difficult to predict customer adoption rates and demand for our products and services, the entry of competitive products or services or the future growth rate and size of the Infrastructure-as-a-Service (IaaS), Platform-as-a-Service (PaaS) and Software-as-a-Service (SaaS) markets. The expansion of these markets depends on a number of factors, including the cost, performance, and perceived value associated with cloud computing platforms as an alternative to more established and legacy systems, the ability of cloud computing platform providers to address heightened data security and privacy concerns, and the cost and effort associated with converting or transition from current systems to cloud-based systems. If we or other cloud computing platform providers experience security incidents, loss of customer data, disruptions or other similar problems, the market for these applications as a whole, including our platform and products, may be negatively affected. If there is a reduction in demand caused by a lack of customer acceptance, technological challenges, weakening economic conditions, data security or privacy concerns, governmental regulation, competing technologies and products, or decreases in information technology spending or otherwise, either now or in the future, the market for our platform and products might not continue to develop or might develop more slowly than we expect, which would adversely affect our business, financial condition and results of operations.
Our core customer base consists of startups and small and medium-sized businesses (SMBs). As these individuals and organizations grow, if we are unable to meet their evolving needs, we may not be able to retain them as customers. Our business will also suffer if the market for our solutions proves less lucrative than projected or if we fail to effectively acquire and service such users.
We expect that our path to growth will, in part, rely on scaling our platform to meet the needs of our customers as they increase usage of our platform. Accordingly, if such customers fail to grow as expected, then our path to growth may be adversely affected. In addition, our inability to offer both suitable services to support their businesses at scale and suitable and appropriately priced services for the initial state of their business, could adversely affect our business, financial condition and results of operations.
We believe that the startup and SMB markets are underserved, and we intend to continue to devote substantial resources to such markets. However, these customers and potential customers frequently have limited budgets and may choose to allocate resources to items other than our solutions, especially in times of economic uncertainty or recessions. If these markets fail to be as lucrative as we project or we are unable to market and sell our services to such customers effectively, our ability to grow our revenues quickly and achieve or maintain profitability will be harmed.
We are focused on attracting higher spend customers to our platform. Sales to higher spend customers involve risks that may not be present or that are present to a lesser extent with sales to smaller customers.
Sales to higher spend customers involve risks that may not be present or that are present to a lesser extent with sales to smaller customers, such as longer sales cycles, more complex customer requirements, substantial upfront sales costs, and less predictability in completing some of our sales. For example, higher spend customers may require considerable time to evaluate and test our solutions and those of our competitors prior to making a decision on whether to subscribe to our platform. As a result, we may spend substantial time and resources on our sales efforts without any assurance that our efforts will produce a sale. Moreover, higher spend customers often begin to deploy our products on a limited basis, but nevertheless demand configuration, integration services and pricing negotiations, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our products widely enough across their organization to justify our substantial upfront investment.
If we fail to timely release updates and new features to our platform and adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, or customer needs, our platform and products may become less competitive.
Our ability to attract new users and customers, expand our customer base, and increase revenue from existing customers depends in large part on our ability to enhance and improve our existing platform and products, increase adoption and usage of our platform and products, and introduce new products and capabilities. The markets in which we compete are relatively new and subject to rapid technological change, evolving industry standards, and changing regulations, as well as changing customer needs, requirements and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis, anticipate and respond to customer demands and preferences, address business model shifts, optimize our go-to-market execution by improving our cost structure, align sales coverage with strategic goals, improve channel execution and strengthen our services and capabilities in our areas of strategic focus. If we were unable to enhance our products and platform capabilities to keep pace with rapid technological and regulatory change, or if new technologies emerge that are able to deliver competitive products at lower prices, more efficiently, more conveniently, or more securely than our products, our business, financial condition and results of operations could be adversely affected.
We expect that the number of integrations and tools we will need to support will continue to expand as current and prospective customers adopt new technologies, and we will have to develop new or upgraded versions of our platform and products to work with those new platforms. This development effort may require significant engineering, sales and marketing resources, all of which would adversely affect our business. Any failure of our platform or products to operate effectively with future technologies and tools could reduce the demand for our platform and products. If we are unable to respond to these changes in a cost-effective manner, our platform may become less marketable and less competitive or obsolete, and our business, financial condition and results of operations could be adversely affected.
Our policies regarding user privacy could cause us to experience adverse business and reputational consequences with customers, employees, suppliers, government entities, users, and other third parties.
From time to time, government entities (including law enforcement bodies) may seek our assistance with obtaining information about our customers or users. Although we strive to protect the privacy of our customers, we may be required from time to time to provide information about our customers to government entities. In light of our privacy commitments, we may legally challenge law enforcement requests to provide access to our systems, customer Droplets, or other user content but may face complaints that we have provided information improperly to law enforcement or in response to third party abuse complaints. We may experience adverse political, business, and reputational consequences, to the extent that we (a) do not provide assistance to or comply with requests from government entities or challenge those requests publicly or in court or (b) provide, or are perceived as providing, assistance to government entities that exceeds our legal obligations. Any such disclosure could significantly and adversely impact our business and reputation.
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
We rely on third-party data center providers to ensure the functionality of our platform and products. If our data center providers fail to meet the requirements of our business, or if our data center facilities experience damage, interruption or a security breach, our ability to provide access to our platform and maintain the performance of our network could be negatively impacted.
We lease space with third-party data center providers located in the United States, India, Germany, the United Kingdom, Canada, the Netherlands, Singapore and Australia. Our business is reliant on these data center facilities. Given that we lease this data center space, we do not control the operation of these third-party facilities. Consequently, we may be subject to service disruptions as well as failures to provide adequate support for reasons that are outside of our direct control. All of our data center facilities and network infrastructure are vulnerable to damage or interruption from a variety of sources including earthquakes, floods, fires, power loss, system failures, computer vulnerabilities, physical or electronic break-ins, human error, malfeasance or interference, including by employees, former employees, or contractors, terrorism and other catastrophic events. We and our data centers have experienced, and may in the future experience, disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes and capacity constraints, due to an overwhelming number of customers accessing our platform simultaneously. Data center facilities housing our network infrastructure may also be subject to local administrative actions, changes to legal or permitting requirements, labor disputes, litigation to stop, limit, or delay operations, and other legal challenges, including local government agencies seeking to gain access to customer accounts for law enforcement or other reasons. In addition, while we have entered into various agreements for the lease of data center space, equipment, maintenance and other services, the third party could fail to live up to the contractual obligations under those agreements.
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
If we or our third-party service providers experience an actual or suspected security incident or unauthorized parties otherwise obtain access to, or prevent access to, our platform or our customers’ data or our sensitive or proprietary data, we may incur significant liabilities and our reputation and business may be harmed.
Our platform and products involve the storage and transmission of data, including personally identifiable information, and security incidents (including breaches of security) or unauthorized access to our platform and products could result in the loss of our or our customers’ or users’ data, litigation, indemnity obligations, fines, penalties, disputes, investigations and other liabilities. Our platform, systems, networks and physical facilities, and those of our vendors, have been in the past and may continue in the future to be breached, and sensitive and proprietary data may have been and could be otherwise compromised. We may also be impacted by and the target of cyber-attacks by third parties seeking unauthorized access to our or our customers’ or users’ sensitive or proprietary data or to disrupt our ability to provide our services. While we have taken steps to protect the confidential and personal information that we have access to, our security measures or those of our third-party service providers that store or otherwise process certain of our and our customers’ or users’ data on our behalf could be breached or we could suffer a loss of our or our customers’ or users’ data. Our ability to monitor our third-party service providers’ data security is limited. Cyber-attacks, computer malware, viruses, supply chain attacks, social engineering (including spear phishing and ransomware attacks), and general hacking have become more prevalent in our industry, particularly against cloud services. In addition, errors due to the action or inaction of our employees, contractors, or others with authorized access to our network could lead to a variety of security incidents.

Further, we do not directly control content that our customers or users store, use, or access in our products. If our customers or users use our products for the transmission or storage of personally identifiable information and our security measures are or are believed to have been weak or breached, our reputation could be damaged, our business may suffer, and we could incur significant liability. In addition, our existing security measures and remediation efforts may not be effective against current or future security threats.
Because there are many different mechanisms that can cause security breaches and such mechanisms continue to evolve, we may be unable to anticipate attempted security breaches, react in a timely manner or implement adequate preventative measures. Third parties may also conduct attacks designed to temporarily deny customers or users access to our cloud services. Any security breach or other security incident, or the perception that one has occurred, could result in a loss of customer confidence in the security of our platform and damage to our brand, reduce the demand for our products, disrupt normal business operations, require us to spend material resources to investigate or correct the breach and to prevent future security breaches and incidents, expose us to legal liabilities, including litigation, regulatory enforcement, and indemnity obligations, and adversely affect our business, financial condition and results of operations. These risks are likely to increase as we continue to grow and process, store, and transmit increasingly large amounts of data.
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
Finally, the costs of operating our data centers may increase significantly due to rising energy prices as a result of the Russia-Ukraine conflict.
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
•impacts on our supply chain from adverse public health developments, including outbreaks of contagious diseases; and
•disruptions due to floods, earthquakes, storms and other natural disasters, particularly in countries with limited infrastructure and disaster recovery resources.
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
The markets that we serve are highly competitive and rapidly evolving. With the introduction of new technologies and innovations, we expect the competitive environment to remain intense. We compete primarily with large, diversified technology companies that focus on large enterprise customers and provide cloud computing as just a portion of the services and products that they offer. The primary vendors in this category include Amazon (AWS), Microsoft (Azure), Google (GCP), IBM and Oracle. We also compete with smaller, niche cloud service providers that typically target individuals and smaller businesses, simple use cases or narrower geographic markets. Some examples in this category include OVHcloud, Vultr and Heroku. Finally, since our recent acquisition of Cloudways, we now compete with digital agencies and other managed hosting providers serving customers seeking a fully-managed experience.
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
We have limited experience determining the optimal prices for our products and, as a result, we have in the past and expect that we will need to change our pricing model from time to time in the future. As the market for our products matures, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers using the same pricing models as we have used historically. Pricing decisions may also impact the mix of adoption among our customers and negatively impact our overall revenue. We recently implemented changes to our pricing model, which included a price increase for a number of our products. We have yet to realize the full impact of the new pricing model on customer adoption, retention and spend. In addition, certain customers may demand substantial price concessions. As a result, in the future we may be required to reduce our prices or develop new pricing models, which could adversely affect our revenue, gross margin, profitability, financial position, and cash flow.
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
In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers experienced in cloud computing and infrastructure solutions. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. Volatility or lack of performance in our stock price may affect our ability to recruit and retain key employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed. In addition, since our equity awards are typically communicated to employees in dollar amounts, a decreasing share price may also require us to increase the number of shares that we include in employee equity awards. Due to recent fluctuations in our stock price, we have had, and may have to continue, to issue a greater number of shares for equity awards than in previous periods when our stock price was higher, which has and may continue to affect our outstanding share count and cause dilution to existing shareholders.
Our corporate culture has contributed to our success and if we cannot maintain this culture as we grow and expand geographically, we could lose the innovation, creativity and entrepreneurial spirit we have worked hard to foster, which could harm our business.
We believe our corporate culture of rapid innovation, teamwork, and attention to customer support has been a key contributor to our success to date. If we do not continue to maintain our corporate culture as we grow and expand to new geographies, we may be unable to foster the innovation, creativity and entrepreneurial spirit we believe we need to support our growth.
If we fail to maintain and enhance our brands, our ability to expand our customer base will be impaired and our business, financial condition and results of operations may suffer.
We believe that maintaining and enhancing the DigitalOcean and Cloudways brands are important to support the marketing and sale of our existing and future products to new customers and expand sales of our platform and products to existing customers. We also believe that the importance of brand recognition will increase as competition in our market increases. Successfully maintaining and enhancing our brands will depend largely on the effectiveness of our marketing efforts, our ability to provide reliable products that continue to meet the needs of our customers at competitive prices, our ability to maintain our customers’ trust, our ability to continue to develop new functionality and use cases, and our ability to successfully differentiate our products and platform capabilities from competitive products. Our brand promotion activities may not generate customer awareness or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. As noted below in “Risks Related to Our Intellectual Property,” there also are risks that we may not be able to adequately enforce and protect our trademark rights in our brand. If we fail to successfully promote and maintain our brand, our business, financial condition and results of operations may suffer.
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
•potential changes in laws, regulations and costs affecting our U.K. operations and local employees due to Brexit;
•an outbreak of a contagious disease may cause us or our third-party providers and/or customers to temporarily suspend our or their respective operations in the affected city or country; and
•adverse tax burdens and foreign exchange restrictions that could make it difficult to repatriate earnings and cash.
If we invest substantial time and resources to further expand our international operations and are unable to do so successfully and in a timely manner, our business and results of operations will suffer.
We are exposed to fluctuations in currency exchange rates and interest rates, which could negatively affect our results of operations and our ability to invest and hold our cash.
Our sales are primarily denominated in U.S. dollars, and therefore, our revenue is generally not subject to foreign currency risk. However, the current strengthening of the U.S. dollar increases the real cost of our platform to our customers outside of the United States, which could adversely affect our results of operations. Our operating expenses incurred outside the United States are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with currency fluctuations, our results of operations could be adversely affected.
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
As of December 31, 2022, we had NOL carryforwards for federal, state and foreign income tax purposes of approximately $171.9 million, $259.0 million and $7.3 million, respectively, which may be available to offset taxable income in the future. Certain of these NOL carryforwards will expire in various years beginning in 2033 for federal purposes and 2023 for state purposes if not utilized. A lack of future taxable income would adversely affect our ability to utilize some of these NOLs before they expire. Under current law, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020, is limited to 80% of taxable income. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We may experience a future ownership change under

Section 382 of the Code that could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, could cause our existing NOLs to expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.
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
In November 2021, we issued $1.5 billion aggregate principal amount of 0% convertible senior notes due 2026 in a private placement. As of December 31, 2022, we had no outstanding indebtedness, but significant borrowing capacity, under our credit facility with KeyBank National Association, as administrative agent, and the other lenders party thereto. We may not be able to refinance our existing indebtedness because of our amount of debt, debt incurrence restrictions under our debt agreements or adverse conditions in credit markets generally. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would result in an adverse effect on our financial condition and results of operations. Although our credit agreement contains restrictions on the incurrence of additional indebtedness and entering into certain types of other transactions, these restrictions are subject to a number of qualifications and exceptions. Additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also do not prevent us from incurring obligations, such as trade payables.
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
We have in the past and may in the future seek to acquire or invest in businesses, joint ventures, products and platform capabilities, or technologies that we believe could complement or expand our services and platform capabilities, enhance our technical capabilities, or otherwise offer growth opportunities. Any such acquisition or investment may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products and platform capabilities, personnel or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, their infrastructure is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. For example, in September 2022, we acquired Cloudways, a leading managed cloud hosting and software-as-a-service provider for SMBs, in order to strengthen our ability to simplify cloud computing and enable customers to launch a business and scale it effortlessly. We have limited experience in operating a managed cloud hosting service, which may result in unforeseen operating difficulties and expenditures. If we are unsuccessful in integrating Cloudways or growing the business in the coming years, the acquisition may not result in the synergies and other benefits we had expected to achieve, and the revenue and operating results of the combined company could be adversely affected. In addition, the acquisition may not ultimately strengthen our competitive position or could be viewed negatively by our customers, investors or securities analysts.
We could also face risks related to liability for activities of Cloudways or any other acquired company before the acquisition, including intellectual property infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities, and litigation or other claims in connection with the acquired company, including claims from terminated employees, users, former stockholders or other third parties, and our efforts to limit such liabilities could be unsuccessful. Cloudways or any other acquired company may also need to implement or improve their controls, procedures and policies, and we may face risks if any of those controls, procedures or policies are insufficiently effective.
These transactions may disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing business. Any such transactions that we are able to complete may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. In addition, we may not be able to find and identify desirable acquisition targets or business opportunities or be successful in entering into an agreement with any particular strategic partner. These transactions could also result in dilutive issuances of equity securities or the incurrence of debt, contingent liabilities, amortization expenses, incremental operating expenses or the impairment of goodwill, any of which could adversely affect our results of operations.
Our business could be disrupted by catastrophic occurrences and similar events.
Our platform and the public cloud infrastructure on which our platform relies are vulnerable to damage or interruption from catastrophic occurrences, such as earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, criminal acts, sabotage, other intentional acts of vandalism and misconduct, geopolitical events, disease, and similar events. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our facilities or the facilities of our public cloud providers could result in disruptions, outages, and other performance and quality problems. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster and to execute successfully on those plans in the event of a disaster or emergency, our business would be seriously harmed.
Risks Related to Our Regulatory Environment
Activities of our customers or the content on their websites could subject us to liability.
We provide products and services that enable our customers and users to exchange information and engage in various online activities, and our products and services include substantial user-generated content. For instance, customers and users include content on their Droplets, post or generate content on our website’s community section, and offer applications and integrations through our marketplace. Customer or user content or activity may be infringing, illegal, hostile, offensive, unethical, or inappropriate, may violate our terms of service or a customer’s own policies, or may be intended to, or inadvertently, circumvent or threaten the confidentiality, integrity, security or availability of information or network services of other products, services, or systems, including, for example, by launching various attacks. From time to time, we are subject to legal claims arising from the conduct of certain of our customers and may be subject to additional lawsuits or regulatory enforcement actions relating to the content or actions by our customers or users. Even if claims against us are ultimately unsuccessful, defending against such claims will increase our legal expenses and divert management’s attention from the operation of our business, which could adversely impact our business and results of operations, and our brand, reputation, and financial results may be harmed.
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
In December 2010, the FCC adopted net neutrality rules barring internet providers from blocking or slowing down access to online content, thereby protecting services like ours from such interference. The FCC has since repealed the net neutrality rules. However, changes in the composition of commissioners at the FCC may lead to the re-imposition of net neutrality rules, just as changes to party composition and control in Congress may create at least the possibility that Congress may enact federal legislation on net neutrality, though the prospects for such legislation are uncertain. For example, in July 2022, the Net Neutrality and Broadband Justice Act was introduced in Congress to give the FCC the appropriate authority to reinstate net neutrality rules but it has yet to pass in either chamber. To the extent network operators attempt to interfere with our platform, extract fees from us to deliver our platform or from customers for the use of our platform, or otherwise engage in discriminatory practices, our business could be adversely impacted. Within such a regulatory environment, we could experience discriminatory or anti-competitive practices that could impede our domestic and international growth, cause us to incur additional expense, or otherwise harm our business. The adoption of any new laws or regulations, or the application or interpretation of existing laws or regulations to the internet, could impact our customers’ continued and unimpeded access to our platform on the internet.
We are subject to stringent and changing privacy laws, regulations and standards, information security policies and contractual obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could harm our business.
We are subject to a variety of enacted and proposed federal, state, local and international laws, directives and regulations relating to the collection, use, security, transfer and other processing of personally identifiable information, along with other similar laws (e.g., wiretapping laws). We publicly post information about our privacy practices but we may be alleged to have failed to do so, which could subject us to potential regulatory or private party actions if such privacy practices are found to be noncompliant, deceptive, unfair, or misrepresentative. In the United States, these include enforcement actions by federal agencies and state attorneys general. In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards with which we must legally comply or that contractually apply to us. If we fail to follow these security standards even if no customer or user information is compromised, we may incur significant fines or experience a significant increase in costs or reputational harm. Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. Our inability or failure to do so could result in adverse consequences.
Laws in all states require businesses to provide notice to customers and users whose personally identifiable information has been disclosed as a result of a data breach and compliance can be costly. Further, California enacted the California Consumer Privacy Act, or CCPA, which became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and adversely affect our business. Further, the California Privacy Rights Act, or CPRA became effective on January 1, 2023, the CPRA and significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. In addition to California, Virginia, Colorado, Connecticut, and Utah have passed privacy laws, but aspects of these state privacy statutes remain unclear, resulting in further legal uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply.
Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation (EU GDPR), the United Kingdom’s GDPR (UK GDPR), and China’s Personal Information Protection Law (PIPL) impose strict requirements for processing personal data. For example, under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. In Canada, the Personal Information Protection and Electronic Documents Act (PIPEDA) and various related provincial laws, as well as Canada’s Anti-Spam Legislation (CASL), may apply to our operations.
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
In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws.
Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.
If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
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
Moreover, intellectual property laws, standards, and enforcement mechanisms in foreign countries may be uncertain, may not be as protective of intellectual property rights as those in the United States, or may not be available to us. As we expand our international activities, our exposure to unauthorized copying and use of our products, services, and other intellectual property, such as our trademarks, will likely increase. As we further expand internationally, we may be unable to register, obtain the right to use, or stop others from using, the DigitalOcean or Cloudways names in certain jurisdictions.
Despite our efforts, we may be unable to adequately obtain, maintain, protect, and enforce our intellectual property rights or prevent third parties from infringing upon, misappropriating or otherwise violating our intellectual property rights. If we fail to protect our intellectual property rights adequately, our competitors may gain access to, or be able to replicate, our proprietary technology, products, or services, or may use brands similar to our own valuable brands, and our business, financial condition, results of operations or prospects may be harmed. Our attempt to enforce our intellectual property rights, even if successful, could result in costly litigation or diversion of our management’s attention and resources, and, as a result, delay sales or the implementation or introduction of our products and platform capabilities, or injure our reputation.

We may become subject to intellectual property claims from third parties, which may subject us to significant liability, increased costs, and impede our ability to operate our business.
Our success depends, in part, on our ability to develop and commercialize our products and services without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. However, we may not be aware that our products, services, or intellectual property are infringing, misappropriating, or violating third party intellectual property rights. Additionally, the technology industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets, and other intellectual and proprietary rights. Companies in the industry are often required to defend against litigation claims based on allegations of infringement, misappropriation or other violations of intellectual property rights, and third parties have brought such claims against us and may bring additional claims against us in the future. In addition, we may become subject to intellectual property disputes or otherwise subjected to liability for customer content on our platform. From time to time, we are subject to legal claims arising from intellectual property disputes regarding our customer’s alleged infringement of third party intellectual property and may be subject to similar claims. We expect that the occurrence of infringement claims is likely to grow as the market for our platform and products grows.
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
Risks Related to Ownership of Our Common Stock and Our Status as a Public Company
Our stock price may be volatile, and the value of our common stock may decline.
The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including:
•actual or anticipated fluctuations in our financial condition or results of operations;
•variance in our financial performance from expectations of securities analysts or the financial guidance we provide to the public;
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
Broad market and industry fluctuations, as well as general economic, geopolitical, regulatory, and market conditions, may also negatively impact the market price of our common stock. In addition, technology stocks have historically experienced high levels of volatility. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial expenses and divert our management’s attention.
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
As a public company, we incur significant legal, accounting, and other expenses, which we expect to further increase after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations contribute to increased legal and financial compliance costs and make some activities time-consuming and costly.
As of December 31, 2022, we are no longer an emerging growth company, as defined under the JOBS Act, and will no longer be able to take advantage of certain exemptions from various reporting requirements that are applicable to emerging growth companies. In particular, we will now be required to, among other things, comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, provide additional disclosure regarding executive compensation in our periodic reports and proxy statements, and hold a nonbinding advisory vote on executive compensation. In addition, we will no longer be able to use the extended transition period for complying with new or revised accounting standards available to emerging growth companies and will be required to adopt new or revised accounting standards as of the effective dates for public companies. Such changes may require us to incur additional costs for compliance.

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
In November 2021, we issued $1.5 billion aggregate principal amount of the Convertible Notes in a private placement.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
Our headquarters is located in New York City, where we lease approximately 44,000 square feet. In 2022, we entered into two sublease agreements whereby we sublease approximately two-thirds of this office space to third party subtenants. The rental amounts payable to us pursuant to the sublease agreements increase approximately 2% each year. The lease and the related subleases terminate in July 2025.

We also have entered into leases for small spaces in a number of co-working locations. Furthermore, we have recently entered into an arrangement with a third party to allow employees the opportunity to access a shared work space. Additionally, we lease space to operate 15 data centers worldwide, including in the United States, Australia, Canada, Germany, India, the Netherlands, Singapore and the United Kingdom. We do not own any real property. We believe that our current facilities are adequate to meet our current needs and that additional or substitute space is available if needed to accommodate growth and expansion.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our common stock trades on The New York Stock Exchange (“NYSE”) under the symbol “DOCN”.
Holders of Record
As of February 9, 2023, there were 50 stockholders of record of our common stock. This is not the actual number of beneficial owners of our common stock as some shares are held in “street name” by brokers and others on behalf of individual owners.
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
Recent Sales of Unregistered Securities
Not applicable.
Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities
There were no repurchases of our common stock during the three months ended December 31, 2022.
Stock Performance Graph
The graph below shows a comparison, from March 24, 2021 (the date our common stock commenced trading on the NYSE) through December 31, 2022, of the cumulative total return to stockholders of our common stock relative to the Standard & Poor’s 500 Index (“S&P 500”) and the S&P Information Technology Index (“S&P Information Technology”).
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
$150.00
$100.00
$50.00
03/24/21
06/30/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
12/31/22
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
ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes and other financial information included in Item 8 of this Annual Report on Form 10-K. This discussion, particularly information with respect to our outlook, key trends and uncertainties, our plans and strategy for our business, and our performance and future success, includes forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, particularly in the section entitled “Special Note Regarding Forward-Looking Statements” and Part I, Item 1A, “Risk Factors.” In addition, for more information regarding key factors affecting our performance, see “Key Factors Affecting Our Performance” below.
Overview
DigitalOcean is a leading cloud computing platform offering on-demand infrastructure and platform tools for startups and small and medium-sized businesses (SMBs). We were founded with the guiding principle that the transformative benefits of the cloud should be easy to leverage, broadly accessible, reliable and affordable. Our platform simplifies cloud computing, enabling our customers to rapidly accelerate innovation and increase their productivity and agility. As of December 31, 2022, we had approximately 677,000 customers using our platform to build, deploy and scale applications, including approximately 129,000 customers paying between $50 and $500 per month (which we refer to as builders) and approximately 15,000 customers paying more than $500 per month (which we refer to as scalers). Our users include software engineers, researchers, data scientists, system administrators, students and hobbyists. Our customers use our platform across numerous industry verticals and for a wide range of use cases, such as web and mobile applications, website hosting, e-commerce, media and gaming, personal web projects, and managed services, among many others. We believe that our focus on simplicity, community, open source and customer support are the four key differentiators of our business, driving a broad range of customers around the world to build their applications on our platform.
We offer mission-critical solutions across Infrastructure-as-a-Service (IaaS), including our Droplet virtual machines, storage and networking offerings; Platform-as-a-Service (PaaS), including our Managed Database and Managed Kubernetes offerings; and Software-as-a-Service (SaaS), including our Managed Hosting and Marketplace offerings. Improving the developer experience and increasing productivity are core to our mission. Our cloud platform was designed with simplicity in mind to ensure that startups and SMBs can spend less time managing their infrastructure and more time building innovative applications that drive business growth. Simplicity guides how we design and enhance our easy-to-use-interface, the core capabilities we offer our customers and our approach to predictable and transparent pricing for our solutions. In just minutes, developers can set up thousands of virtual machines, secure their projects, enable performance monitoring and scale up and down as needed.
We generate revenue from the usage of our cloud computing platform by our customers, including but not limited to compute, storage and networking services. We recognize revenue based on the customer utilization of these resources. Our pricing is consumption-based and billed monthly in arrears, making it easy for our customers to track usage on an ongoing basis and optimize their deployments.
We have historically generated almost all of our revenue from our efficient self-service customer acquisition model, which we complement with a targeted sales force focused on inside sales, outside sales and partnership opportunities to drive revenue growth. Our model enables customers to get started on our platform very quickly and without the need for assistance. We focus heavily on enabling a self-service, low-friction model that makes it easy for users to try, adopt and use our products. For the years ended December 31, 2022, 2021 and 2020 our sales and marketing expense was approximately 14%, 12% and 11% of our revenue, respectively. The efficiency of our go-to-market model and our focus on the needs of the SMB market has enabled us to drive organic growth and establish a truly global customer base across a broad range of industries.
Our customers are spread across over 190 countries and around two-thirds of our revenue has historically come from customers located outside the United States. For the year ended December 31, 2022, 38% of our revenue was generated from North America, 30% from Europe, 22% from Asia and 10% from the rest of the world.
Our average revenue per customer, or ARPU, has increased significantly from $47.78 in 2020 to $59.96 in 2021 to $75.19 in 2022. We had no material customer concentration as our top 25 customers made up approximately 10%, 10% and 9% of our revenue in the years ended December 31, 2022, 2021 and 2020, respectively. We have experienced strong and predictable growth in recent periods. Our annual run-rate revenue, or ARR, as of December 31, 2022 was $659 million, up from $490 million as of December 31, 2021 and $357 million as of December 31, 2020. ARR as of the end of each month represents total revenue for that month multiplied by 12.

Growing our builders and scalers (which we collectively refer to as our higher spend customers) is a critical focus for us, and we have successfully increased the number of these higher spend customers and their percentage of our total revenue. We had approximately 15,000 scalers as of December 31, 2022, up from approximately 11,000 as of December 31, 2021 and approximately 8,000 as of December 31, 2020. We had approximately 129,000 builders as of December 31, 2022, up from approximately 89,000 as of December 31, 2021 and approximately 73,000 as of December 31, 2020. Revenue from builders and scalers increased 30% and 45%, respectively, for the year ended December 31, 2022, compared to the year ended December 31, 2021. Revenue from higher spend customers as a percentage of total revenue was 85% in 2022, 83% in 2021 and 79% in 2020. Our average revenue per customer (which we refer to as ARPU) has increased significantly, from $47.78 in 2020 to $59.96 in 2021 to $75.19 in 2022.
Macroeconomic Conditions
Unfavorable conditions in the economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, labor shortages, supply chain disruptions, inflationary pressures, rising interest rates, financial and credit market fluctuations, international trade relations, political turmoil, natural catastrophes, outbreaks of contagious diseases, warfare and terrorist attacks on the United States, Europe or elsewhere, including military actions affecting Russia, Ukraine or elsewhere, could cause a decrease in business investments on information technology and negatively affect the growth of our business and our results of operations.
2023 Restructuring
On January 27, 2023, our Board of Directors approved a restructuring plan to adjust our cost structure and accelerate our timeline to achieve our desired free cash flow margins. The restructuring plan includes both the elimination of positions across the company as well as the shifting of additional positions across a broader geographical footprint over the next several months. See Note 16. Subsequent Events to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding these commitments.
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
Increasing Usage by Our Existing Customers
Our customer base of approximately 677,000 customers as of December 31, 2022 represents a significant opportunity for further consumption of our services. We are highly focused on gaining a better understanding of the needs and growth plans of our existing customers. This deeper relationship with our customers will help us identify opportunities to educate our customer base on ways to utilize the platform more effectively for their individual use cases, as well as provide a feedback loop to inform our product roadmap. We expect to continue to increase our revenue from existing customers through the introduction of new products and features tailored to our customer base in addition to expanded customer outreach, focused on larger customers and specific use cases.
Growing Our Base of Higher Spend Customers
We believe there is a substantial opportunity to further expand our customer base to attract more businesses that can scale on our platform. We are investing in strategies that we believe will attract higher spend customers, including expansion of our sales team, and new marketing initiatives that further optimize our self-service revenue funnel to help customers expand their usage. In addition, our recent Cloudways acquisition added a significant number of higher spend customers to our platform due to the higher price point of its Managed Hosting offering.
Enhancing Our Platform and Product Offerings
We believe the market opportunity for serving startups and SMBs is very large and goes far beyond providing the core IaaS services of compute, storage and networking. We have a history of, and will continue to invest significantly in, developing and delivering innovative products, features and functionality targeted at our core customer base. In addition, we may pursue both strategic partnerships and acquisitions that we believe will be complementary to our business, accelerate customer acquisition, increase usage of our platform and/or expand our product offerings in our core markets. Our results of operations may fluctuate as we make these investments to drive usage and take advantage of our expansive market opportunity.

Key Business Metrics
We utilize the key metrics set forth below to help us evaluate our business and growth, identify trends, formulate financial projections and make strategic decisions. We are not aware of any uniform standards for calculating these key metrics, and other companies may not calculate similarly titled metrics in a consistent manner, which may hinder comparability. The table below includes the impact of our Cloudways acquisition with respect to the metrics disclosed for the year ended December 31, 2022.

	Year Ended December 31,
	2022	2021	2020
Learners	468,065	445,756	426,739
Builders	129,150	88,787	72,627
Scalers	15,032	10,568	7,624
ARPU	$75.19	$59.96	$47.78
ARR (in millions)	$659	$490	$357
Net dollar retention rate	115%	113%	103%
Customers
The number and growth of our higher spend customers is of particular importance to us as these customers represent a significant majority of our revenue and revenue growth, and they are representative of the SMB customers that grow on our platform and use multiple products.
Learners
We define learners as customers having generated an invoice of less than $50 for the month end period and that have been on DigitalOcean’s platform for more than three months.
Builders
We define builders as customers having generated an invoice between $50 and $500 (inclusive) for the month end period.
Scalers
We define scalers as customers having generated an invoice of greater than $500 for the month end period.
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
We offer mission-critical solutions across Infrastructure-as-a-Service (IaaS), including our Droplet virtual machines, storage and networking offerings; Platform-as-a-Service (PaaS), including our Managed Database and Managed Kubernetes offerings; and Software-as-a-Service (SaaS), including our Managed Hosting and Marketplace offerings. We recognize revenue based on the customer utilization of these resources. Customer contracts are primarily month-to-month and do not include any minimum guaranteed quantities or fees. Fees are billed monthly, and payment is typically due upon invoicing. Revenue is recognized net of allowances for credits and any taxes collected from customers, which are subsequently remitted to governmental authorities.
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
General and Administrative Expenses
General and administrative expenses consist primarily of personnel costs of our human resources, legal, finance, and other administrative functions including salaries, bonuses, benefits, and stock-based compensation. General and administrative expenses also include provision for expected credit losses, software, payment processing fees, business insurance, depreciation and amortization expenses, rent and facilities costs, loss on sublease, and other administrative costs. We expect to incur significant additional legal, accounting and other expenses to support our operations as a public company, including costs associated with our compliance with the Sarbanes-Oxley Act. We also expect general and administrative expenses to increase in absolute dollars as we continue to grow our business.

Other (Income) Expense
Other (income) expense consists primarily of interest expense on our convertible notes and existing credit facility, loss on extinguishment of debt, accretion/amortization of premium/discounts and interest income from our available-for-sale investments, and gains or losses on foreign currency exchange.
Income Tax (Benefit) Expense
Income tax (benefit) expense consists primarily of income taxes in certain foreign and state jurisdictions in which we conduct business. We maintain a valuation allowance on our U.S. federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred assets will not be realized.
Results of Operations
The following table sets forth our results of operations for the periods presented:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Revenue	$576,322	$428,561	$318,380
Cost of revenue(1)	211,927	170,595	145,532
Gross profit	364,395	257,966	172,848
Operating expenses:
Research and development(1)	143,885	115,684	74,970
Sales and marketing(1)	81,544	50,878	33,472
General and administrative(1)	165,185	102,590	80,197
Total operating expenses	390,614	269,152	188,639

Loss from operations	(26,219)	(11,186)	(15,791)
Other (income) expense	(1,812)	7,015	26,866
Loss before income taxes	(24,407)	(18,201)	(42,657)
Income tax (benefit) expense	(124)	1,302	911
Net loss attributable to common stockholders	$(24,283)	$(19,503)	$(43,568)
___________________
(1)Includes stock-based compensation as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Cost of revenue	$1,820	$1,147	$545
Research and development	39,354	23,315	7,765
Sales and marketing	14,909	8,471	1,924
General and administrative	49,746	28,644	19,222
Total	$105,829	$61,577	$29,456
Stock-based compensation for the year ended December 31, 2020 included compensation of $18.3 million related to secondary sales of common stock by certain current and former employees, which is primarily included in General and administrative. There were no such expenses recorded for the years ended December 31, 2022 or 2021.

The following table sets forth our results of operations as a percentage of revenue for the periods presented:

	Year Ended December 31,
	2022	2021	2020
Revenue	100%	100%	100%
Cost of revenue	37	40	46
Gross profit	63	60	54
Operating expenses:
Research and development	25	27	24
Sales and marketing	14	12	11
General and administrative	29	24	25
Total operating expenses	68	63	60

Loss from operations	(5)	(3)	(6)
Other (income) expense	—	2	8
Loss before income taxes	(5)	(5)	(14)
Income tax (benefit) expense	*	*	*
Net loss attributable to common stockholders	(5)%	(5)%	(14)%
___________________
* Less than 1% of revenue
A discussion regarding our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 can be found under Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 25, 2022, which is available on the SEC’s website at www.sec.gov.
Comparison of the Years Ended December 31, 2022 and 2021
Revenue

	Years Ended December 31,
	2022	2021	$ Change	% Change

	(in thousands)
Revenue	$576,322	$428,561	$147,761	34%
Revenue increased $147.8 million, or 34%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase is primarily due to a 25% increase in ARPU to $75.19 from $59.96, with our higher spend customers contributing 6% of that growth, as well as a $16.7 million revenue contribution from Cloudways. The increase in ARPU was primarily driven by continued adoption of our products by our customers leading to higher average usage on our platform.
Cost of Revenue

	Years Ended December 31,
	2022	2021	$ Change	% Change

	(in thousands)
Cost of revenue	$211,927	$170,595	$41,332	24%
Cost of revenue increased $41.3 million, or 24%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to the impact of adopting the new lease standard (see our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information) and depreciation of our network equipment to support the growth in our business, as well as costs associated with our revenue share programs. Gross profit increased to 63% for the year ended December 31, 2022 from 60% for the year ended December 31, 2021, primarily due to a decline in depreciation as a percentage of revenue and lower colocation.

Operating Expenses

	Years Ended December 31,
	2022	2021	$ Change	% Change

	(in thousands)
Research and development	$143,885	$115,684	$28,201	24%
Sales and marketing	81,544	50,878	30,666	60%
General and administrative	165,185	102,590	62,595	61%
Total operating expenses	$390,614	$269,152	$121,462	45%
Research and development expenses increased $28.2 million, or 24%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to higher personnel costs and stock-based compensation.
Sales and marketing expenses increased $30.7 million, or 60%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to higher personnel costs and stock-based compensation, and increases in advertising costs and amortization of our acquired intangibles.
General and administrative expenses increased $62.6 million, or 61%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to higher personnel costs and stock-based compensation, and increases in the provision for expected credit losses, acquisition related compensation, insurance and software licensing fees, acquisition and integration related costs, foreign indirect taxes and audit fees.
Other (Income) Expense

	Years Ended December 31,
	2022	2021	$ Change	% Change

	(in thousands)
Other (income) expense	$(1,812)	$7,015	$(8,827)	(126)%
Other (income) expense decreased $8.8 million, or 126%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to lower interest expense due to the payoff of the debt under our credit facility and notes payable in the first quarter of 2021, interest income from our marketable securities for the current period, and a loss on extinguishment of debt in the prior period, partially offset by amortization expense from our convertible notes.
Income Tax (Benefit) Expense

	Years Ended December 31,
	2022	2021	$ Change	% Change

	(in thousands)
Income tax (benefit) expense	$(124)	$1,302	$(1,426)	(110)%
Income tax (benefit) expense decreased $1.4 million, or 110%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to income taxes related to international jurisdictions in which we conduct business.
Liquidity and Capital Resources
We have funded our operations since inception primarily with cash flow generated by operations, private offerings of our equity and debt securities, borrowings under our existing credit facility and capital expenditure financings. Cash provided from these sources is used primarily for operating expenses, such as personnel costs, and capital expenditures. From time to time, we may also use excess cash for share repurchases.

In February 2022, our Board of Directors approved the repurchase of up to an aggregate of $300.0 million of our common stock throughout fiscal year 2022 (“First Program”). As of May 16, 2022, we repurchased the shares representing the entire amount available under the First Program. On May 23, 2022, our Board of Directors approved a new stock repurchase program authorizing the repurchase of up to an additional $300.0 million of our common stock throughout fiscal year 2022 (the “Second Program”). As of August 19, 2022, we repurchased the shares representing the entire amount available under the Second Program. As of December 31, 2022, we repurchased and retired 13.6 million shares of common stock at an average price of $44.03 per share for an aggregate purchase price of $600.0 million, representing the entire amount available under the First Program and the Second Program.
As of December 31, 2022, we had $140.8 million in cash and cash equivalents and $723.5 million in marketable securities. Our cash and cash equivalents primarily consist of money market funds and commercial paper. Our marketable securities consist of U.S. treasury securities, commercial debt securities, and commercial paper.
We believe our existing cash and cash equivalents, cash flow from operations and availability under our Credit Facility (as defined below) and Convertible Notes (as defined below) will be sufficient to support working capital and capital expenditure requirements and our outstanding contractual commitments for at least the next 12 months and in the long term.
In February and March 2020, we entered into and subsequently amended a second amended and restated credit agreement with KeyBank National Association as administrative agent. In November 2021, we further amended such credit agreement to revise certain covenants that restricted the incurrence of indebtedness to permit the issuance of the convertible notes discussed below. In March 2022, we entered into a third amended and restated credit facility (as amended, the “Credit Facility”) to increase our borrowing capacity from $150.0 million to $250.0 million. Our Credit Facility will mature on the earlier of (a) March 29, 2027 and (b) 90 days before the maturity date applicable to any outstanding convertible notes issued by the Company in an aggregate principal amount equal to or greater than $100,000.
Our Credit Facility is secured by a first-priority security interest in substantially all of our assets. Our Credit Facility contains certain financial and operational covenants, including a maximum senior secured net leverage ratio financial covenant of 3.50x. Consolidated total debt and consolidated EBITDA, which are non-GAAP measures used for this covenant, are calculated in accordance with the definitions set forth in the Credit Facility. In this context, these measures are used solely to provide information on the extent to which we are in compliance with these financial covenants and may not be comparable to consolidated total debt and consolidated EBITDA used by other companies or any other non-GAAP measures we present elsewhere in this prospectus. We were in compliance with all covenants under our Credit Facility as of December 31, 2022.
In March 2021, we consummated our initial public offering (“IPO”) of 16.5 million shares of our common stock at an offering price of $47.00 per share resulting in aggregate net proceeds to us of $723.0 million after deducting the underwriting discounts and commissions and offering expenses payable by us.
In November 2021, we issued $1.50 billion aggregate principal amount of 0% Convertible Senior Notes due December 1, 2026 (the “Convertible Notes”), in a private offering, for net proceeds of $1.46 billion, after deducting underwriting fees, expenses and commissions. The Convertible Notes are senior unsecured obligations and do not bear regular interest, and the principal amount of the Convertible Notes does not accrete. The Convertible Notes will mature on December 1, 2026 unless earlier converted, redeemed, or repurchased.
We may from time to time seek to retire or purchase our outstanding equity or debt, including the repurchase of our common stock or the Convertible Notes, through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. Further, any such purchases or exchanges may result in us acquiring and retiring a substantial amount of such indebtedness, which could impact the trading liquidity of such indebtedness.

The following table summarizes our cash flows for the periods presented:

	Years Ended December 31,
(In thousands)	2022	2021	2020
Net cash provided by operating activities	$195,152	$133,109	$58,458
Net cash used in investing activities	(1,148,158)	(113,605)	(115,633)
Net cash (used in) provided by financing activities	(610,363)	1,593,379	124,026
(Decrease) increase in cash, cash equivalents and restricted cash	(1,563,618)	1,612,888	66,651
Operating Activities
Our largest source of operating cash is cash collections from sales to our customers. Our primary uses of cash from operating activities are for personnel costs, data center co-location expenses, marketing expenses, payment processing fees, bandwidth and connectivity, server maintenance and software licensing fees.
Net cash provided by operating activities was $195.2 million, $133.1 million and $58.5 million for the years ended December 31, 2022, 2021 and 2020, respectively, for which the increases in each year were primarily driven by an increase in cash collections from higher revenues, partially offset by an increase in cash expenses for personnel related costs.
Investing Activities
Net cash used in investing activities was $1.1 billion for the year ended December 31, 2022 compared to $113.6 million for the year ended December 31, 2021. The increase was driven by our investment in available-for-sale marketable securities of $1.7 billion, the acquisition of Cloudways of $305.2 million and purchase of property and equipment of $9.3 million, partially offset by maturities of available-for-sale marketable securities of $956.8 million.
Net cash used in investing activities was $113.6 million for the year ended December 31, 2021 compared to $115.5 million for the year ended December 31, 2020. The decrease was driven by decreases in capitalization of internal-use software development costs and capital expenditures for property and equipment, partially offset by cash paid for acquisition of businesses, net of cash acquired.
Financing Activities
Net cash used in financing activities of $610.4 million for the year ended December 31, 2022 was primarily due to the repurchase and retirement of our common stock for $600.0 million.
Net cash provided by financing activities of $1.6 billion for the year ended December 31, 2021 was primarily due to net proceeds from our Convertible Notes issuance of $1.5 billion and IPO of $723.0 million (including $1.4 million paid in fiscal year 2020), partially offset by repayments on the Credit Facility and notes payable of $263.2 million and repurchase of our common stock of $350 million.
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
Contractual Obligations and Commitments
We have various contractual obligations and commitments, such as long-term leases, purchase commitments and long-term debt, that are disclosed in the footnotes to the consolidated financial statements. See Note 7. Debt, Note 8. Operating Leases, and Note 9. Commitments and Contingencies to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding these commitments.
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
Revenue Recognition
We recognize revenue in accordance with Accounting Standards Codification (or ASC), Topic 606, Revenue from Contracts with Customers, or ASC 606. We account for revenue using the following steps:
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
5. Recognize revenue when or as we satisfy a performance obligation
We offer mission-critical solutions across Infrastructure-as-a-Service (IaaS), including our Droplet virtual machines, storage and networking offerings; Platform-as-a-Service (PaaS), including our Managed Database and Managed Kubernetes offerings; and Software-as-a-Service (SaaS), including our Managed Hosting and Marketplace offerings. We recognize revenue based on the customer utilization of these resources. Customer contracts are primarily month-to-month and do not include any minimum guaranteed quantities or fees. Fees are billed monthly, and payment is typically due upon invoicing. Revenue is recognized net of allowances for credits and any taxes collected from customers, which are subsequently remitted to governmental authorities.
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
Accounts Receivable Net of Allowance for Expected Credit Losses
Accounts receivable primarily represents revenue recognized that was not invoiced at the balance sheet date and is primarily billed and collected in the following month. Trade accounts receivable are carried at the original invoiced amount less an estimated allowance for expected credit losses based on the probability of future collection. We determine the adequacy of the allowance based on historical loss patterns, the number of days that customer invoices are past due, reasonable and supportable forecasts of future economic conditions to inform adjustments over historical loss data, and an evaluation of the potential risk of loss associated with specific accounts. When we become aware of circumstances that may further decrease the likelihood of collection, we record a specific allowance against amounts due, which reduces the receivable to the amount that we reasonably believe will be collected. We record changes in the estimate to the allowance for expected credit losses through provision for expected credit losses and reverses the allowance after the potential for recovery is considered remote. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.
Business Combinations
We apply the provisions of ASC 805, Business Combinations (“ASC 805”), in accounting for our acquisitions. ASC 805 requires that we evaluate whether a transaction pertains to an acquisition of assets or to an acquisition of a business. A business is defined as an integrated set of assets and activities that is capable of being conducted and managed for the purpose of providing a return to investors. Asset acquisitions are accounted for by allocating the cost of the acquisition to the individual assets and liabilities assumed on a relative fair value basis; whereas the acquisition of a business requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as any contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the business acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of a business acquisition’s measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.
Accounting for business combinations requires us to make significant estimates and assumptions, especially at the acquisition date, to determine the fair value of assets acquired and liabilities assumed, including the selection of valuation methodologies, estimates of future revenue and cash flows and discount rates in determining the fair value of intangible assets. Although we believe that the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.
In addition, uncertain tax positions and tax related valuation allowances assumed in a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly based upon facts and circumstances that existed as of the acquisition date with any adjustments to our preliminary estimates being recorded to goodwill if identified within the measurement period. Subsequent to the measurement period or our final determination of the tax allowance’s or contingency’s estimated value, whichever comes first, changes to these uncertain tax positions and tax related valuation allowances will affect our provision for income taxes in our consolidated statement of operations and could have a material impact on our results of operations and financial position.
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
Non‑GAAP Financial Measures
To supplement our consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States, or GAAP, we provide investors with non-GAAP financial measures including: (i) adjusted gross profit and adjusted gross margin; (ii) non-GAAP income from operations and non-GAAP operating margin; (iii) adjusted EBITDA and adjusted EBITDA Margin; (iv) non-GAAP net income and non-GAAP diluted net income per share; and (v) free cash flow and free cash flow margin. These measures are presented for supplemental informational purposes only, have limitations as analytical tools and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In particular, free cash flow is not a substitute for cash used in operating activities. Additionally, the utility of free cash flow as a measure of our financial performance and liquidity is further limited as it does not represent the total increase or decrease in our cash balance for a given period. Our calculations of each of these measures may differ from the calculations of measures with the same or similar titles by other companies and therefore comparability may be limited. Because of these limitations, when evaluating our performance, you should consider each of these non-GAAP financial measures alongside other financial performance measures, including the most directly comparable financial measure calculated in accordance with GAAP and our other GAAP results. A reconciliation of each of our non-GAAP financial measures to the most directly comparable financial measure calculated in accordance with GAAP is set forth below.
Adjusted Gross Profit and Adjusted Gross Margin
We believe adjusted gross profit and adjusted gross margin, when taken together with our GAAP financial results, provides a meaningful assessment of our performance, and is useful for the preparation of our annual operating budget and quarterly forecasts.
We define adjusted gross profit as gross profit exclusive of stock-based compensation, amortization of capitalized internal-use software development costs, amortization of intangible assets, and depreciation of our data center equipment included within Cost of revenue. We exclude stock-based compensation, which is a non-cash item, because we do not consider it indicative of our core operating performance. We exclude depreciation and amortization, which primarily relates to our investments in our data center servers that are long lived assets with an economic life of five years, because it may not reflect our current or future cash spending levels to support our business. While we intend to spend a significant amount on capital expenditures on an absolute basis in the coming years, our capital expenditures as a percentage of revenue has declined significantly and will continue to decline. We define adjusted gross margin as a percentage of adjusted gross profit to revenue.
The following table presents a reconciliation of Gross profit, the most directly comparable financial measure stated in accordance with GAAP, to adjusted gross profit for each of the periods presented:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Gross profit	$364,395	$257,966	$172,848
Adjustments:
Depreciation and amortization	$93,381	$81,937	$69,547
Stock-based compensation	1,820	1,147	545
Adjusted Gross profit	$459,596	$341,050	$242,940
Gross margin	63%	60%	54%
Adjusted Gross margin	80%	80%	76%
Non-GAAP Income from Operations and Non-GAAP Operating Margin
We define non-GAAP income from operations as (Loss) income from operations, excluding stock-based compensation, acquisition related compensation, amortization of acquired intangibles, acquisition and integration related costs, impairment of long-lived assets, restructuring and severance, and other unusual or non-recurring transactions as they occur. We define non-GAAP operating margin as non-GAAP income from operations as a percentage of revenue. We use non-GAAP income from operations to understand and evaluate our core operating performance and trends and to develop short-term and long-term operating plans. We believe that non-GAAP income from operations facilitates comparison of our operating performance on a consistent basis between periods, and when viewed in combination with our results prepared in accordance with GAAP, helps provide a broader picture of factors and trends affecting our results of operations.
The following table presents a reconciliation of Loss from operations, the most directly comparable financial measure stated in accordance with GAAP, to Non-GAAP income from operations for each of the periods presented:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Loss from operations	$(26,219)	$(11,186)	$(15,791)
Adjustments:
Stock-based compensation	$105,829	$61,577	$29,456
Acquisition related compensation	9,443	—	—
Amortization of acquired intangibles	6,301	671	304
Acquisition and integration related costs	5,439	469	—
Impairment of long-lived assets	1,635	285	1,222
Restructuring and severance	—	—	4,213
Non-GAAP income from operations	$102,428	$51,816	$19,404
Operating margin	(5)%	(3)%	(5)%
Non-GAAP Operating margin	18%	12%	6%
Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as net loss attributable to common stockholders, adjusted to exclude depreciation and amortization, stock-based compensation, interest expense, acquisition related compensation, acquisition and integration related costs, income tax (benefit) expense, loss on extinguishment of debt, restructuring and severance, impairment of long-lived assets, revaluation of warrants, release of a VAT reserve, and other charges. We believe that adjusted EBITDA, when taken together with our GAAP financial results, provides meaningful supplemental information regarding our operating performance and facilitates internal comparisons of our historical operating performance on a more consistent basis by excluding certain items that may not be indicative of our business, results of operations or outlook. In particular, we believe that the use of adjusted EBITDA is helpful to our investors as it is a measure used by management in assessing the health of our business, determining incentive compensation, evaluating our operating performance, and for internal planning and forecasting purposes.
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

The following table presents a reconciliation of Net loss attributable to common stockholders, the most directly comparable financial measure stated in accordance with GAAP, to adjusted EBITDA for each of the periods presented:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Net loss attributable to common stockholders	$(24,283)	$(19,503)	$(43,568)

Adjustments:
Depreciation and amortization	$102,232	$88,371	$75,574
Stock-based compensation	105,828	61,577	29,456
Interest expense	8,396	3,744	13,610
Acquisition related compensation	9,443	—	—
Acquisition and integration related costs	5,439	469	—
Income tax (benefit) expense	(124)	1,302	912
Loss on extinguishment of debt	407	3,435	259
Restructuring and severance	—	—	4,213
Impairment of long-lived assets	1,635	285	1,222
Revaluation of warrants	—	(556)	12,825
Release of VAT reserve	—	(3,188)	—
Other(1)	(10,615)	707	1,564
Adjusted EBITDA	$198,358	$136,643	$96,067
Adjusted EBITDA margin	34%	32%	30%
___________________
(1)For the year ended December 31, 2022, amount is Other income (expense), net and consists primarily of interest and accretion income from our marketable securities. For the years ended December 31, 2021 and 2020, amounts are attributable to third-party consulting costs to enhance our finance function.
Non-GAAP Net Income and Non-GAAP Diluted Net Income Per Share
We define non-GAAP net income as Net loss attributable to common stockholders, excluding stock-based compensation, acquisition related compensation, amortization of acquired intangibles, acquisition and integration related costs, release of VAT reserve, loss on extinguishment of debt, impairment of long-lived assets, restructuring and severance expense, revaluation of warrants, and other unusual or non-recurring transactions as they occur. We define non-GAAP diluted net income per share as non-GAAP net income divided by the weighted-average shares including the dilutive effects of our convertible preferred stock, warrants, stock options, RSUs, PRSUs, ESPP and Convertible Notes.
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
The following table presents a reconciliation of Net loss attributable to common stockholders, the most directly comparable financial measure stated in accordance with GAAP, to Non-GAAP Net income for each of the periods presented:

	Year Ended December 31,
(In thousands except per share data)	2022	2021	2020
GAAP Net loss attributable to common stockholders	$(24,283)	$(19,503)	$(43,568)
Stock-based compensation	105,829	61,577	29,456
Acquisition related compensation	9,443	—	—
Amortization of acquired intangible assets	6,301	671	304
Acquisition and integration related costs	5,439	469	—
Release of VAT reserve	—	(3,188)	—
Loss on extinguishment of debt	407	3,435	259
Impairment of long-lived assets	1,635	285	1,222
Restructuring and severance	—	—	4,213
Revaluation of warrants	—	(556)	12,825
Income tax effects of non-GAAP adjustments(1)	(34)	235	6
Non-GAAP Net income(2)	$104,737	$43,425	$4,717
Non-GAAP Diluted net income per share(2)(3)	$0.94	$0.37	$0.11
Weighted-average shares used to compute Non-GAAP diluted net income per share	118,178	118,028	41,658
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
(3)Non-GAAP net income has been adjusted for the dilutive impact of deferred financing fees related to the Convertible Notes of $5,910 and $696 for the years ended December 31, 2022 and 2021, respectively.
Free Cash Flow and Free Cash Flow Margin
Free cash flow is a non-GAAP financial measure that we define as Net cash provided by operating activities less purchases of property and equipment, capitalized internal-use software costs, purchase of intangible assets, and excludes acquisition and integration related costs. Free cash flow margin is calculated as free cash flow divided by total revenue. We believe that free cash flow and free cash flow margin are useful indicators of liquidity that provide information to management and investors about the amount of cash generated from our core operations that, after the purchases of property and equipment, can be used for strategic initiatives, including investing in our business and selectively pursuing acquisitions and strategic investments. We further believe that historical and future trends in free cash flow and free cash flow margin, even if negative, provide useful information about the amount of Net cash provided by operating activities that is available (or not available) to be used for strategic initiatives. For example, if free cash flow is negative, we may need to access cash reserves or other sources of capital to invest in strategic initiatives. One limitation of free cash flow and free cash flow margin is that they do not reflect our future contractual commitments. Additionally, free cash flow does not represent the total increase or decrease in our cash balance for a given period.
The following table presents our cash flows for the periods presented and a reconciliation of free cash flow and free cash flow margin to Net cash provided by operating activities the most directly comparable financial measure calculated in accordance with GAAP:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Net cash provided by operating activities	$195,152	$133,109	$58,458
Adjustments:
Capital expenditures - property and equipment	$(106,389)	$(97,072)	$(98,360)
Capital expenditures - internal-use software development	(8,913)	(6,391)	(12,328)
Purchase of intangible assets	(4,915)	(5,636)	(5,118)
Acquisition and integration related costs	2,863	526	—
Free cash flow	$77,798	$24,536	$(57,348)
As a percentage of revenue:
Net cash provided by operating activities	34%	31%	18%
Free cash flow margin	13%	6%	(18)%
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
At December 31, 2022, we had cash, cash equivalents and marketable securities of $864 million, which were held for working capital purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities and corporate debt securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of December 31, 2022, the effect of a hypothetical 10% increase in interest rates would have changed the fair value of our investments in available-for-sale securities by approximately $23 million, while a hypothetical 10% decrease in interest rates would have changed the fair value of our investments in available-for-sale securities by approximately $11 million. Fluctuations in the fair value of our investments in available-for-sale securities caused by a change in interest rates (gains or losses on the carrying amount) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.
Convertible Notes
In November 2021, we issued our Convertible Notes with an aggregate principal amount of $1.5 billion.
The Convertible Notes have a fixed annual interest rate of 0.0%, and accordingly, we do not have economic interest rate exposure on the Convertible Notes. However, the fair value of the Convertible Notes is exposed to interest rate risk. Generally, the fair value of the Convertible Notes will increase as interest rates fall and decrease as interest rates rise. We carry the Convertible Notes at face value less unamortized discount and issuance costs on our balance sheet, and we present the fair value for required disclosure purposes only. In addition, the fair value of the Convertible Notes also fluctuates when the market price of our common stock fluctuates. The fair value was determined based on the quoted bid price of the Convertible Notes in an over-the-counter market on the last trading day of the reporting period. For further information refer to Note 5. Fair Value Measurements, Financial Instruments Not Recorded at Fair Value on a Recurring Basis and Note 7, Debt, to the Consolidated Financial Statements included in Part II, Item 1 of this Annual Report on Form 10-K.
Foreign Currency Exchange Risk
Our sales are primarily denominated in U.S. dollars, and therefore our revenue is generally not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Canada, the Netherlands, Germany, Australia, India, Pakistan and the United Kingdom. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have a material effect on our operating results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
DIGITALOCEAN HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors DigitalOcean Holdings, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DigitalOcean Holdings, Inc., (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2023 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2022.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Business Combination – Valuation of Acquired Intangible Assets

Description of the Matter
As described in Note 3 to the consolidated financial statements, on September 1, 2022, the Company acquired 100% of the outstanding equity interests of Cloudways Ltd. (Cloudways), for total consideration of $311,237 in cash. The transaction was accounted for as a business combination.

Auditing the Company's accounting for its acquisition of Cloudways was complex due to the significant estimation required by management in determining the fair value of the intangible assets, which consisted of developed technology of $31,500, customer relationships of $31,000 and trade name of $9,500. The significant estimation uncertainty was primarily due to the complexity of the valuation models prepared by management to measure the fair value of the intangible assets and the sensitivity of the respective fair values to the significant underlying assumptions. The Company used the relief from royalty method to value the developed technology and the trade name intangible assets and the multi-period excess earnings method (MPEEM) to value the customer relationship intangible asset. The significant underlying assumptions included discount rates, projected revenue growth rates, EBITDA margins, technology obsolescence rates and royalty rates. These significant assumptions relate to the future performance of the acquired business, are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s valuation of acquired intangible assets. Our procedures included testing controls over the Company’s estimation process supporting the recognition and measurement of intangible assets, as well as controls over management’s judgments and evaluation of underlying assumptions regarding the valuations.

Our audit procedures to test the estimated fair value of the intangible assets included, among others, evaluating the Company's valuation methodologies, and testing the significant assumptions used in the models, including the completeness and accuracy of the underlying data. We involved our valuation specialists to assist with our evaluation of the methodologies used by the Company as well as the significant assumptions included in the fair value estimates. For example, our valuation professionals performed independent comparative calculations to estimate the acquired business’s discount rate for the intangible assets. We also evaluated the acquired business’s projected revenue growth rate, EBITDA margins and technology obsolescence rates and evaluated the completeness and accuracy of the underlying data supporting these assumptions and the related estimates. Specifically, we compared the forecasted results to current industry, market and economic trends, to historical results of the acquired business and to other guideline companies within the same industry. We independently developed a range of royalty rates to be applied and compared them to the Company’s assumed royalty rates. We also performed analyses to evaluate the changes in fair value estimates that would result from modest changes in the significant assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2015.
New York, New York
February 22, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of DigitalOcean Holdings, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited DigitalOcean Holdings, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, DigitalOcean Holdings, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Cloudways Ltd., which is included in the 2022 consolidated financial statements of DigitalOcean Holdings, Inc. and constituted 20% of total assets as of December 31, 2022, and 4% of revenue, for the year then ended. Our audit of internal control over financial reporting of DigitalOcean Holdings, Inc. also did not include an evaluation of the internal control over financial reporting of Cloudways Ltd.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive loss, stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes of the Company and our report dated February 22, 2023 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
New York, New York
February 22, 2023

DIGITALOCEAN HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$140,772	$1,713,387
Marketable securities	723,462	—
Accounts receivable, less allowance for credit losses of $6,099 and $4,212, respectively	53,833	39,619
Prepaid expenses and other current assets	28,485	17,050
Total current assets	946,552	1,770,056

Property and equipment, net	273,170	249,643
Restricted cash	1,935	2,038
Goodwill	313,718	32,170
Intangible assets, net	118,928	42,915
Operating lease right-of-use assets, net	154,501	—
Deferred tax assets	751	88
Other assets	6,353	4,085
Total assets	$1,815,908	$2,100,995

Current liabilities:
Accounts payable	$21,138	$12,657
Accrued other expenses	33,987	31,907
Deferred revenue	5,550	4,826
Operating lease liabilities, current	57,682	—
Other current liabilities	45,913	8,849
Total current liabilities	164,270	58,239

Deferred tax liabilities	18,209	421
Long-term debt	1,470,270	1,462,676
Operating lease liabilities, non-current	108,243	—
Other long-term liabilities	3,826	1,462
Total liabilities	1,764,818	1,522,798
Commitments and Contingencies (Note 9)

Preferred stock ($0.000025 par value per share; 10,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2022 and December 31, 2021)	—	—
Common stock ($0.000025 par value per share; 750,000,000 shares authorized; 96,732,507 and 109,175,863 issued; and 96,732,507 and 107,207,635 outstanding as of December 31, 2022 and December 31, 2021, respectively)	2	2
Treasury stock, at cost (0 shares at December 31, 2022 and 1,968,228 shares at December 31, 2021)	—	(4,598)
Additional paid-in capital	263,957	769,705
Accumulated other comprehensive loss	(2,048)	(374)
Accumulated deficit	(210,821)	(186,538)
Total stockholders’ equity	51,090	578,197

Total liabilities and stockholders’ equity	$1,815,908	$2,100,995
See accompanying notes to consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue	$576,322	$428,561	$318,380
Cost of revenue	211,927	170,595	145,532
Gross profit	364,395	257,966	172,848
Operating expenses:
Research and development	143,885	115,684	74,970
Sales and marketing	81,544	50,878	33,472
General and administrative	165,185	102,590	80,197
Total operating expenses	390,614	269,152	188,639

Loss from operations	(26,219)	(11,186)	(15,791)

Other (income) expense:
Interest expense	8,396	3,744	13,610
Loss on extinguishment of debt	407	3,435	259
Other (income) expense, net	(10,615)	(164)	12,997
Other (income) expense	(1,812)	7,015	26,866

Loss before income taxes	(24,407)	(18,201)	(42,657)
Income tax (benefit) expense	(124)	1,302	911
Net loss attributable to common stockholders	$(24,283)	$(19,503)	$(43,568)
Net loss per share attributable to common stockholders, basic and diluted	$(0.24)	$(0.21)	$(1.05)
Weighted-average shares used to compute net loss per share, basic and diluted	100,806	93,224	41,658
See accompanying notes to consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss attributable to common stockholders	$(24,283)	$(19,503)	$(43,568)
Other comprehensive loss:
Foreign currency translation adjustments, net of taxes	(411)	(129)	(133)
Unrealized loss on available-for-sale marketable securities, net of taxes	(1,263)	—	—
Comprehensive loss	$(25,957)	$(19,632)	$(43,701)
See accompanying notes to consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehen-sive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	40,750,324	$123,264	41,095,849	$1	(1,968,228)	$(4,598)	$55,896	$(112)	$(123,467)	$(72,280)
Issuance of common stock under stock option plan	—	—	4,203,490	—	—	—	13,905	—	—	13,905
Issuance of convertible preferred stock	4,721,905	49,810	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	29,982	—	—	29,982
Other comprehensive loss	—	—	—	—	—	—	—	(133)	—	(133)
Net loss attributable to common stockholders	—	—	—	—	—	—	—	—	(43,568)	(43,568)
Balance at December 31, 2020	45,472,229	173,074	45,299,339	1	(1,968,228)	(4,598)	99,783	(245)	(167,035)	(72,094)
Issuance of common stock in connection with initial public offering, net of underwriting discounts and issuance costs	—	—	16,500,000	1	—	—	722,980	—	—	722,981
Issuance of common stock under equity incentive plan, net of taxes withheld	—	—	3,793,386	—	—	—	15,502	—	—	15,502
Issuance of common stock under employee stock purchase plan, net of taxes withheld	—	—	117,996	—	—	—	4,401	—	—	4,401
Issuance of common stock for acquisition	—	—	636,994	—	—	—	27,566	—	—	27,566
Exercise of common stock warrants	—	—	296,848	—	—	—	—	—	—	—
Conversion of redeemable preferred stock warrants to common stock warrants	—	—	—	—	—	—	13,906	—	—	13,906
Conversion of convertible preferred stock to common stock in connection with initial public offering	(45,472,229)	(173,074)	45,472,229	—	—	—	173,074	—	—	173,074
Repurchase and retirement of common stock	—	—	(2,940,929)	—	—	—	(350,000)	—	—	(350,000)
Stock-based compensation	—	—	—	—	—	—	62,493	—	—	62,493
Other comprehensive loss	—	—	—	—	—	—	—	(129)	—	(129)
Net loss attributable to common stockholders	—	—	—	—	—	—	—	—	(19,503)	(19,503)
Balance at December 31, 2021	—	—	109,175,863	2	(1,968,228)	(4,598)	769,705	(374)	(186,538)	578,197
Issuance of common stock under equity incentive plan, net of taxes withheld	—	—	2,894,748	—	—	—	(16,626)	—	—	(16,626)
Issuance of common stock under employee stock purchase plan, net of taxes withheld	—	—	256,718	—	—	—	7,925	—	—	7,925
Repurchase and retirement of common stock	—	—	(13,626,594)	—	—	—	(600,000)	—	—	(600,000)
Retirement of treasury stock	—	—	(1,968,228)	—	1,968,228	4,598	(4,598)	—	—	—
Stock-based compensation	—	—	—	—	—	—	107,551	—	—	107,551
Other comprehensive loss	—	—	—	—	—	—	—	(1,674)	—	(1,674)
Net loss attributable to common stockholders	—	—	—	—	—	—	—	—	(24,283)	(24,283)
Balance at December 31, 2022	—	$—	96,732,507	$2	—	$—	$263,957	$(2,048)	$(210,821)	$51,090

See accompanying notes to consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net loss attributable to common stockholders	$(24,283)	$(19,503)	$(43,568)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	102,232	88,372	75,574
Stock-based compensation	105,829	61,577	29,456
Provision for expected credit losses	16,551	9,207	11,089
Operating lease right-of-use assets and liabilities, net	11,417	—	—
Loss on extinguishment of debt	407	3,435	259
Net accretion of discounts and amortization of premiums on investments	(6,135)	—	—
Release of VAT reserve	—	(3,188)	—
Non-cash interest expense	7,880	1,357	1,107
Loss on impairment of long-lived assets	1,635	285	1,222
Revaluation of warrants	—	(556)	12,825
Deferred income taxes	(4,383)	17	71
Acquisition related compensation	9,443	—	—
Other	166	(36)	53
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(26,645)	(20,684)	(18,452)
Prepaid expenses and other current assets	(535)	1,130	(11,198)
Accounts payable and accrued expenses	5,500	9,439	2,383
Deferred revenue	(290)	(51)	567
Other assets and liabilities	(3,637)	2,308	(2,930)
Net cash provided by operating activities	195,152	133,109	58,458

Investing activities
Capital expenditures - property and equipment	(106,389)	(97,072)	(98,360)
Capital expenditures - internal-use software development	(8,913)	(6,391)	(12,328)
Purchase of intangible assets	(4,915)	(5,636)	(5,118)
Cash paid for acquisition of businesses, net of cash acquired	(305,170)	(5,000)	—
Cash paid for asset acquisitions	(5,400)	—	—
Purchase of available-for-sale securities	(1,695,165)	—	—
Sales of available-for-sale securities	19,992	—	—
Maturities of available-for-sale securities	956,847	—	—
Purchased interest on available-for-sale securities	(1,575)	—	—
Proceeds from interest on available-for-sale securities	1,549	—	—
Proceeds from sale of equipment	981	494	173
Net cash used in investing activities	(1,148,158)	(113,605)	(115,633)

Financing activities
Proceeds from issuance of convertible notes, net of issuance costs	—	1,462,195	—
Repayment of capital leases	—	—	(3,801)
Repayment of notes payable	—	(33,214)	(14,080)
Proceeds from third-party secured financings	—	—	7,795
Repayment of term loan	—	(166,813)	(73,500)
See accompanying notes to consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Proceeds from issuance of term loan, net of issuance costs	—	—	168,531
Repayment of borrowings under revolving credit facility	—	(63,200)	(84,500)
Proceeds from borrowings under revolving credit facility, net of issuance costs	—	—	61,394
Payment of debt issuance costs	(1,520)	—	—
Proceeds related to the issuance of common stock under equity incentive plan	11,509	18,369	13,905
Proceeds from the issuance of common stock under employee stock purchase plan	7,926	4,970	—
Employee payroll taxes paid related to net settlement of equity awards	(28,278)	(3,187)	—
Proceeds from initial public offering, net of underwriting discounts and commissions and other offering costs	—	724,384	(1,403)
Proceeds from the issuance of convertible preferred stock, net of issuance costs	—	—	49,810
Repurchase and retirement of common stock	(600,000)	(350,000)	—
Repayment of seller’s note	—	(125)	(125)
Net cash (used in) provided by financing activities	(610,363)	1,593,379	124,026

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(249)	5	(200)
(Decrease) increase in cash, cash equivalents and restricted cash	(1,563,618)	1,612,888	66,651
Cash, cash equivalents and restricted cash - beginning of period	1,715,425	102,537	35,886
Cash, cash equivalents and restricted cash - end of period	$151,807	$1,715,425	$102,537

Supplemental disclosures of cash flow information:
Cash paid for interest	$475	$2,344	$12,398
Cash paid for taxes (net of refunds)	4,567	921	605
Non-cash investing and financing activities:
Capitalized stock-based compensation	$1,722	$916	$526
Property and equipment received but not yet paid, included in Accounts payable and Accrued other expenses	15,689	12,968	17,928
Seller financed equipment purchases	—	—	3,927
Costs related to initial public offering included in accounts payable and accrued liabilities	—	27,566	—
Debt issuance costs included in accounts payable and accrued liabilities	—	400	—
See accompanying notes to consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Note 1. Nature of the Business and Organization
DigitalOcean Holdings, Inc. and its subsidiaries (collectively, the “Company”, “we”, “our”, “us”) is a leading cloud computing platform offering on-demand infrastructure and platform tools for startups and small and medium-sized businesses (SMBs). The Company was founded with the guiding principle that the transformative benefits of the cloud should be easy to leverage, broadly accessible, reliable and affordable. The Company’s platform simplifies cloud computing, enabling its customers to rapidly accelerate innovation and increase their productivity and agility. The Company offers mission-critical solutions across Infrastructure-as-a-Service (IaaS), Platform-as-a-Service (PaaS) and Software-as-a-Service (SaaS).
The Company has adopted a holding company structure and the primary operations are performed globally through our wholly-owned operating subsidiaries.
Initial Public Offering
On March 26, 2021, the Company completed its initial public offering (“IPO”), in which the Company issued and sold 16,500,000 shares of its common stock at a public offering price of 47.00 per share, which resulted in net proceeds of $722,981 after deducting the underwriting discounts and commissions and offering expenses payable by the Company. In connection with the IPO, all shares of the convertible preferred stock then outstanding automatically converted into 45,472,229 shares of common stock, and the redeemable convertible preferred stock warrants automatically converted into common stock warrants.
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
Reclassifications
Certain prior year amounts have been reclassified and revised to conform to the current year presentation. Such reclassifications did not affect total revenues, operating income, or net income.
Use of Estimates
The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make, on an ongoing basis, estimates, judgments and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Such estimates include, but are not limited to, those related to revenue recognition, accounts receivable and related reserves, useful lives and realizability of long lived assets, capitalized internal-use software development costs, accounting for stock-based compensation, the incremental borrowing rate we use to determine lease liabilities, valuation allowances against deferred tax assets, and the fair value and useful lives of tangible and intangible assets acquired and liabilities assumed resulting from business combinations. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments in money market funds, commercial paper and certificates of deposit, with original maturities from the date of purchase of three months or less. The carrying amounts of cash and cash equivalents approximate fair value because of the short-term maturity and highly liquid nature of these instruments.
Marketable Securities
The Company’s marketable securities consist of commercial paper, U.S. treasury securities and commercial debt securities. The Company determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable securities as available-for-sale securities as the Company may sell these securities at any time for use in its current operations or for other purposes, even prior to maturity. As a result, the Company classifies its marketable securities within Current assets on the Consolidated Balance Sheets.

Available-for-sale securities are recorded at fair value each reporting period. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security as an adjustment to yield using the effective interest method. Interest income is recognized when earned. Unrealized gains and losses on these marketable securities are presented net of tax and reported as a separate component of Accumulated other comprehensive loss until realized. Realized gains and losses are determined based on the specific identification method and are reported in Other (income) expense, net in the Consolidated Statements of Operations.
The Company periodically evaluates its marketable securities to assess whether an investment’s fair value is less than its amortized cost basis and if the decline in the fair value is attributable to a credit loss. Declines in fair value judged to be related to credit loss are reported in Other (income) expense, net in the Consolidated Statements of Operations.
Foreign Currency
The reporting currency of the Company is the United States dollar (“USD”). The functional currency of the Company is USD, and the functional currency of the Company’s subsidiaries is primarily the local currency of the jurisdiction in which the foreign subsidiary is located. The assets and liabilities of the Company’s subsidiaries are translated to USD at exchange rates in effect at the balance sheet date. All income statement accounts are translated at monthly average exchange rates. Resulting foreign currency translation adjustments are recorded directly in Accumulated other comprehensive (loss) income.
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in Other (income) expense, net on the Consolidated Statements of Operations when realized.
Restricted Cash
The following table reconciles cash, cash equivalents and restricted cash per the Consolidated Statements of Cash Flows:

	December 31,
	2022	2021
Cash and cash equivalents	$140,772	$1,713,387
Restricted cash included in Prepaid expenses and other current assets(1)	9,100	—
Restricted cash(2)	1,935	2,038
Total cash, cash equivalents and restricted cash	$151,807	$1,715,425
___________________
(1)Includes contingent compensation related to the Cloudways acquisition.
(2)Includes deposits in financial institutions related to letters of credit used to secure lease agreements.
Accounts Receivable Net of Allowance for Expected Credit Losses
Accounts receivable primarily represents revenue recognized that was not invoiced at the balance sheet date and is primarily billed and collected in the following month. Trade accounts receivable are carried at the original invoiced amount less an estimated allowance for expected credit losses based on the probability of future collection. Management determines the adequacy of the allowance based on historical loss patterns, the number of days that customer invoices are past due, reasonable and supportable forecasts of future economic conditions to inform adjustments over historical loss data, and an evaluation of the potential risk of loss associated with specific accounts. When management becomes aware of circumstances that may further decrease the likelihood of collection, it records a specific allowance against amounts due, which reduces the receivable to the amount that management reasonably believes will be collected. The Company records changes in the estimate to the allowance for expected credit losses through provision for expected credit losses and reverses the allowance after the potential for recovery is considered remote.

The following table presents the changes in our allowance for expected credit losses for the period presented:

	December 31,
	2022	2021
Balance as of December 31, 2021	$4,212	$3,104
Provision for expected credit losses	16,551	9,207
Write-offs and other	(14,664)	(8,099)
Balance as of December 31, 2022	$6,099	$4,212
Fair Value of Financial Instruments
The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, the Company considers the principal or most advantageous market in which to transact and the market-based risk. The Company applies fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The carrying amounts reported in the consolidated financial statements approximate the fair value for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses due to their short-term nature. The carrying amount of the Company’s debt is classified as Level 2 due to limited trading activity of the 0% Convertible Senior Notes due December 1, 2026.
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
Leases
The Company determines if an arrangement is a lease at contract inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and current and noncurrent operating lease liabilities on the Company’s Consolidated Balance Sheets for the year ended December 31, 2022.
ROU assets represent the Company’s right to use an underlying asset for the lease term and the corresponding lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of the unpaid lease payments over the lease term. Lease payments used to measure lease liabilities include fixed lease payments at the lease commencement date. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the lease terms and economic environment at commencement date, in determining the present value of future payments. The ROU asset is measured as the amount of the initial lease liability and adjusted for initial direct costs, lease payments made at or before the commencement date, and reduced by tenant incentives received. The Company does not include options for renewal periods or periods beyond the termination dates in the lease in the measurement of ROU assets and lease liabilities until it is reasonably certain that those options will be exercised based on management's assessment of various relevant factors including economic, entity specific, and market-based factors among others.
The Company has lease agreements with lease and non-lease components, which it has elected to combine for all asset classes. The non-lease components primarily consist of power. Fixed payments for non-lease components are considered part of the lease component and included in the measurement of the ROU assets and liabilities, and variable payments are expensed as incurred.

Lease expenses for lease payments under operating leases are recognized on a straight-line basis over the lease term. For leases with a term of 12 months or less (short-term leases), the Company elected to not recognize the ROU asset or lease liability and the lease payments are recognized in the Consolidated Statements of Operations on a straight-line basis over the lease term. The Company’s operating lease costs for colocation data center facilities are included in Cost of revenue in the Consolidated Statements of Operations and the operating lease costs for corporate offices are included in General and administrative expenses in the Consolidated Statements of Operations.
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
Impairment of Long-Lived Assets
Long-lived assets, including property and equipment, intangible assets with definite lives and ROU assets, are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.
The Company decided to cease the use of a portion of its leased New York office space in 2022 and entered into two separate subleases agreements with third party subtenants, in which the sublease income is less than the original lease payments indicating impairment. In performing the recoverability test, the undiscounted future estimated cash flows and carrying value were identified for the subleased portion of the leased building, as an individual asset group, defined under ASC 360. A reduction to the carrying value of the ROU asset of $1,472 was recorded representing the carrying value amount in excess of the fair value with a corresponding impairment charge recorded to General and administrative in the Consolidated Statements of Operations for the year ended December 31, 2022.
Business Combinations
The Company applies the provisions of ASC 805, Business Combinations (“ASC 805”), in accounting for acquisitions. ASC 805 requires that the Company evaluates whether a transaction pertains to an acquisition of assets or to an acquisition of a business. A business is defined as an integrated set of assets and activities that is capable of being conducted and managed for the purpose of providing a return to investors. Asset acquisitions are accounted for by allocating the cost of the acquisition to the individual assets and liabilities assumed on a relative fair value basis; whereas the acquisition of a business requires the Company to recognize separately from goodwill the assets acquired and the liabilities assumed at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as any contingent consideration, where applicable, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the business acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of a business acquisition’s measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.
Accounting for business combinations requires the Company to make significant estimates and assumptions, especially at the acquisition date, to determine the fair value of assets acquired and liabilities assumed, including the selection of valuation methodologies, estimates of future revenue and cash flows and discount rates in determining the fair value of intangible assets. Although the Company believes that the assumptions and estimates made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results. The assets purchased and liabilities assumed have been reflected on the Company’s Consolidated Balance Sheets, and the results are included on the Consolidated Statements of Operations and Consolidated Statements of Cash Flows from the date of acquisition. Acquisition-related transaction costs, including legal and accounting fees and other external costs directly related to the acquisition, are recognized separately from the acquisition and expensed as incurred in General and administrative on the Consolidated Statements of Operations.
In addition, uncertain tax positions and tax related valuation allowances assumed in a business combination are initially estimated as of the acquisition date. The Company reevaluates these items quarterly based upon facts and circumstances that existed as of the acquisition date with any adjustments to our preliminary estimates being recorded to goodwill if identified within the measurement period. Subsequent to the measurement period or the final determination of the tax allowance’s or contingency’s estimated value, whichever comes first, changes to these uncertain tax positions and tax related valuation allowances will affect the provision for income taxes in our consolidated statement of operations and could have a material impact on the results of operations and financial position.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill is an asset representing the future economic benefit arising from other assets acquired in a business combination which are not individually identified and separately recognized. The Company does not amortize goodwill. Goodwill has resulted from the acquisition of Nanobox, Inc. (“Nanobox”) on April 4, 2019, Nimbella Corp. (“Nimbella”) on September 1, 2021, and Cloudways Ltd. (“Cloudways”) on September 1, 2022 as discussed in Note 3. Goodwill is reviewed for impairment on an annual basis as of October 1st of each year, or more frequently if a triggering event occurs. Goodwill was $313,718 and $32,170 as of December 31, 2022 and 2021, respectively, and reflects the excess of cost over fair market value of the identifiable assets of the company acquired.
Indefinite-lived intangible assets consist of Internet Protocol (“IP”) addresses needed for customers to host their server online. The Company evaluates these indefinite-lived intangible assets for impairment on an annual basis as of October 1st of each year and whenever events or changes in circumstances indicate that an impairment may exist. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds these estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the asset or asset group, based on discounted cash flows. No impairment charges for goodwill and indefinite-lived intangible assets have been recorded during the years ended December 31, 2022 and 2021. Intangible assets with indefinite lives were $44,821 and $39,906 as of December 31, 2022 and 2021, respectively, and are included as Intangible assets on the Consolidated Balance Sheets.
Intangible Assets
Intangible assets with definite lives consist of acquired developed technology. Intangible assets with definite lives are stated at cost less accumulated amortization and are amortized on a basis consistent with the timing and pattern of expected cash flows used to value the intangible, generally on a straight-line basis over the useful life of three to ten years. Intangible assets with definite lives were $74,107 and $3,009 as of December 31, 2022 and 2021, respectively, and are included as Intangible assets on the Consolidated Balance Sheets.
Revenue Recognition
The Company recognizes revenue in accordance with FASB Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”).
The Company accounts for revenue using the following steps:
1. Identify the contract with a customer
2. Identify the performance obligations in the contract
3. Determine the transaction price
4. Allocate the transaction price to performance obligations in the contract
5. Recognize revenue when or as we satisfy a performance obligation

The Company provides cloud computing services, including Infrastructure-as-a-Service (IaaS), Platform-as-a-Service (PaaS) and Software-as-a-Service (SaaS), to its customers. The Company recognizes revenue based on the customer utilization of these resources. Customer contracts are typically month-to-month and do not include any minimum guaranteed quantities or fees. Fees are billed monthly, and payment is typically due upon invoicing. Revenue is recognized net of allowances for credits and any taxes collected from customers.
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
Timing of revenue recognition may differ from the timing of invoicing to the Company’s customers. The Company records a receivable when revenue is recognized prior to invoicing. Any payments received in advance of billing are a contract liability, which is recorded as Deferred revenue within Total current liabilities on the Consolidated Balance Sheets. Revenue recognized during the years ended December 31, 2022, 2021 and 2020, which was included in the Deferred revenue balances at the beginning of each respective period, was $2,894, $2,672 and $2,440, respectively.
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
General and Administrative Expenses
General and administrative expenses consist primarily of personnel costs of our human resources, legal, finance, and other administrative functions including salaries, bonuses, benefits, and stock-based compensation. General and administrative expenses also include provision for expected credit losses, software, payment processing fees, business insurance, depreciation and amortization expenses, rent and facilities costs, loss on sublease, and other administrative costs.
Advertising and Other Promotional Costs
Advertising and other promotional costs are expensed as incurred and are included in Sales and marketing on the Consolidated Statements of Operations. Non-direct response advertising expenses were $19,914, $14,577 and $6,331 for the years ended December 31, 2022, 2021 and 2020, respectively.
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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law. The Tax Act requires an entity to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to Global Intangible Low Taxed Income (“GILTI”) as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into an entity’s measurement of its deferred taxes (the “deferred method”). The Company has elected to treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred using the period cost method.
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
Geographical Information
Revenue, as determined based on the billing address of the Company’s customers, was as follows:

	Year Ended December 31,
	2022	2021	2020
North America	38%	38%	38%
Europe	30%	30%	30%
Asia	22%	22%	22%
Other	10%	10%	10%
Total	100%	100%	100%
Revenue derived from customers in the United States was 31% of total revenue for the years ended December 31, 2022, 2021 and 2020.
No country outside of the United States had revenue greater than 10% of total consolidated revenue in any period presented.
Long-lived assets includes property and equipment and operating leases. The geographic locations of the Company’s long-lived assets, net, based on physical location of the assets is as follows:

	December 31,
	2022	2021
United States	$206,118	$134,347
Singapore	60,607	23,520
Germany	50,274	28,824
Netherlands	35,951	26,979
Other	74,721	35,973
Total	$427,671	$249,643
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
The Company’s customer base consists of a significant number of geographically dispersed customers. No customer represented 10% or more of accounts receivable, net as of December 31, 2022 and 2021. Additionally, no customer accounted for 10% or more of total revenue during the years ended December 31, 2022, 2021 and 2020, respectively.
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
Expected volatility is a measure of the amount by which the stock price is expected to fluctuate. Since the Company did not have sufficient trading history of its common stock at the time of issuing stock options, the Company estimated the expected volatility of its stock options at the grant date by taking the average historical volatility of a group of comparable publicly traded companies over a period equal to the expected life of the options.
The Company determined the expected term based on the average period the stock options that were expected to remain outstanding using the simplified method, generally calculated as the midpoint of the stock options’ vesting term and contractual expiration period, as the Company did not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.
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
Restricted Stock Units
The Company grants restricted stock units (“RSUs”) as incentive awards to its employees. RSUs are payable in shares of the Company’s common stock as the periodic vesting requirements are satisfied. The value of RSUs is determined using the intrinsic value method and is based on the number of shares granted and the valuation of the Company’s common stock on the date of grant.
Performance-Based Restricted Stock Units
The Company grants performance-based restricted stock units (“PRSUs”) primarily to members of the executive team and, in limited instances, to other employees in connection with a specific transaction. PRSUs have vesting conditions based on pre-established performance goals of the Company. The fair value is determined based on the closing quoted price of the Company’s common stock on the grant date and the fair value is recognized using the graded-vesting attribution method over the requisite service period. We evaluate the probability of meeting the performance criteria at each balance sheet date. Changes to the probability assessment and the estimate of shares expected to vest will result in adjustments to the related stock-based compensation that will be recorded in the period of change.
Market-Based Restricted Stock Units

The Company has granted market-based restricted stock units (“MRSUs”) to the chief executive officer. The stock-based compensation for market-based restricted stock units is measured at fair value on the date of grant. The market conditions are considered in the grant date fair value using a Monte Carlo valuation model, which utilizes multiple input variables to determine the probability of the Company achieving the specified market conditions. Stock-based compensation related to an award with a market condition will be recognized over the requisite service period regardless of whether the market condition is satisfied, provided that the requisite service period has been completed.
Employee Stock Purchase Plan
The Company offers an Employee Stock Purchase Plan (“ESPP”) that permits eligible employees to purchase shares of the Company’s common stock at a discount. The fair value of awards under the ESPP is calculated at the beginning of each offering period. The Company estimates the fair value of the awards using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the input of subjective assumptions, including price volatility of the underlying stock, risk-free interest rate, dividend yield, and the offering period. This fair value is then amortized on a straight-line basis over the offering period. Stock-based compensation is based on awards expected to be purchased at the beginning of the offering period, and therefore is reduced when participants withdraw during the offering period.
Net Loss per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Prior to the conversion of the convertible preferred stock in connection with the initial public offering in March 2021 (“IPO”), holders of Series Seed, Series A-1, Series B and Series C convertible preferred stock were each entitled to receive non-cumulative dividends payable prior and in preference to any dividends on any shares of the Company’s common stock. Under the two-class method, net income is attributed to common stockholders and participating securities based on their participation rights. The holders of the convertible preferred stock did not have a contractual obligation to share in the losses of the Company. As such, the Company’s net losses for the years ended December 31, 2021 and 2020 were not allocated to these participating securities.
Basic and diluted net loss per common share attributable to common stockholders is presented in conformity with the treasury stock method required for stock-based compensation, and in conformity with the if-converted method required for the convertible notes.
As the Company has reported losses for all periods presented, all potentially dilutive securities are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.
Recent Accounting Pronouncements – Adopted
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02, Leases (“Topic 842”), which requires lessees to recognize leases as assets and liabilities on the balance sheet but recognize the expenses on their statement of operations and cash flows in a manner similar to previous accounting guidance. Qualitative and quantitative disclosures are also enhanced to better understand the amount, timing and uncertainty of cash flows arising from leases.
Effective January 1, 2022, the Company adopted the provisions and expanded disclosure requirements described in Topic 842. The Company adopted the standard using the modified retrospective approach and the transitional provision prescribed by ASU 2018-11, Leases (Topic 842) Targeted Improvements, which allows for the adoption of Topic 842 at the beginning of the fiscal year of adoption. As such, the Consolidated Balance Sheets as of December 31, 2022 is not comparable with that as of December 31, 2021. The comparative information for prior periods has not been adjusted and continues to be reported in accordance with Accounting Standard Codification 840, Leases, the accounting standard in effect for those periods under the previously applicable guidance. The Company evaluated its identified leases and applied the new lease guidance as further discussed in Note 8, Leases. The Company elected the package of practical expedients, which eliminates the requirements to reassess prior conclusions on whether contracts are or contain a lease, lease classification, and initial direct costs. The Company did not use hindsight when determining the lease term. Upon adoption, the Company recognized operating lease right-of-use assets, of $100,533 and lease liabilities of $104,345. The lease obligations associated with deferred rent were recognized as a reduction to the ROU asset. As of the adoption date on January 1, 2022, the new lease guidance did not materially impact the Consolidated Statements of Cash Flows, the Consolidated Statements of Operations, or net loss per common share.
In June 2016, the FASB issued ASU 2016-13, with subsequent amendments, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires immediate recognition of management’s estimates of current expected credit losses. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2022, and interim periods within annual periods beginning after December 15, 2023, with early adoption permitted. The Company adopted the new standard and there was an immaterial impact to the consolidated financial statements and related disclosures.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 eliminates certain exceptions in FASB Topic 740: Income Taxes (“ASC 740”) related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted the new standard as of January 1, 2022, and there was an immaterial impact to the consolidated financial statements and related disclosures.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the recognition of an acquired contract liability and to payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in ASU 2021-08 require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. This amendment will be effective for public entities with fiscal years beginning after December 15, 2022, and for all other entities with fiscal years beginning after December 15, 2023, with early adoption permitted. The Company early adopted the new standard and there was an immaterial impact to the consolidated financial statements and related disclosures.
Note 3. Acquisitions, Goodwill and Intangible Assets
Cloudways Ltd.
On September 1, 2022 (“Acquisition Date”), the Company acquired 100% of the outstanding equity interests of Cloudways, Ltd. pursuant to a Share Purchase Agreement, dated as of August 19, 2022. This acquisition has been accounted for as a business combination. The results of Cloudways’ operations have been included in the accompanying consolidated financial statements since the Acquisition Date. The acquisition of Cloudways, a leading managed cloud hosting and software-as-a-service provider for small to medium-sized businesses, strengthens the Company’s ability to simplify cloud computing by enabling customers to launch a business and scale it effortlessly. Cloudways was a customer of the Company prior to the acquisition, and the Company recognized revenue of approximately $6,000 from Cloudways from January 1, 2022 through the Acquisition Date.
The acquisition purchase consideration, in accordance with ASC 805, totaled $311,237 and was paid in cash. The Share Purchase Agreement includes customary representations and warranties and covenants of the parties. The Company contributed $42,000 to an escrow account on the Acquisition Date to support certain post-closing indemnification obligations.
The final accounting has not been completed since the evaluation necessary to assess the fair values of acquired assets and assumed liabilities is still in process. The provisional amounts for this business combination are subject to revision until these evaluations are completed.

The following table sets forth the components and the allocation of the purchase price for the business combination and summarizes the preliminary fair values of the assets acquired and liabilities assumed at the Acquisition Date:

Total consideration:
Cash paid to Cloudways sellers	$278,187
Cash contributed to escrow accounts	42,000
Other expenses	150
Less: Cash pre-funded from contingent compensation	(9,100)
Total consideration paid	$311,237

Cash and cash equivalents	$5,827
Accounts receivable	4,753
Prepayments and other current assets	1,295
Other long term assets	711
Identifiable intangible assets	72,000
Accounts payable	(1,820)
Accrued expenses	(957)
Deferred revenue	(1,013)
Deferred tax liabilities	(21,686)
Other current liabilities	(29,660)
Net identifiable assets acquired	29,450
Goodwill	281,787
Total fair value of net assets acquired	$311,237
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
Cloudways’ assets and liabilities were measured at estimated fair values on September 1, 2022. Estimates of fair value represent management’s best estimate and require a complex series of judgments about future events and uncertainties. Third-party valuation specialists were engaged to assist in the valuation of these assets and liabilities. The Company used the relief from royalty method to fair value the developed technology and the trade name intangible assets, and the multi-period excess earnings method to fair value the customer relationship intangible assets. The significant assumptions used to estimate the value of the intangible assets included discount rates, projected revenue growth rates, EBITDA margins, technology obsolescence and royalty rates.
The goodwill is attributable primarily to the revenue synergies expected from combining the operations of both entities, and intangible assets that do not qualify for separate recognition, including the existing workforce acquired through the acquisition. None of the goodwill is expected to be deductible for income tax purposes.
Acquisition related costs consist of miscellaneous professional service fees and expenses for acquisition related activities. The Company recognized approximately $2,139 of acquisition related costs that were expensed in the current period. These costs are shown primarily as part of General and administrative in the accompanying Consolidated Statements of Operations.

The amount of Cloudways’ revenue and net loss included in the Company’s consolidated statements of operations from the Acquisition Date through December 31, 2022, was $20,479 and $10,643, respectively, inclusive of $3,800 intercompany revenue and expense.
Contingent compensation
Contingent compensation costs relate to payments due to a Cloudways seller for $38,830, of which $16,851 is earned on September 1, 2023, and $7,326 is earned on each of March 1, 2024, September 1, 2024 and March 1, 2025. Contingent compensation represents compensation for post-combination services because the payments are contingent on continuing employment of the Cloudways seller, with limited exceptions, at each payment date. For the year ended December 31, 2022, the Company recorded an acquisition related compensation expense of $9,443 related to estimated compensation earned by the Cloudways seller to date. This expense is shown as part of General and administrative in the accompanying Consolidated Statements of Operations.
Unaudited Pro Forma Financial Information
The unaudited pro forma information below summarizes the combined results of the Company and Cloudways as if the Company’s acquisition of Cloudways closed on January 1, 2021 but does not necessarily reflect the combined actual results of operations of the Company and Cloudways that would have been achieved, nor are they necessarily indicative of future results of operations. The unaudited pro forma information reflects certain adjustments that were directly attributable to the acquisition of Cloudways, including additional amortization adjustments for the fair value of the assets acquired and liabilities assumed and other adjustments the Company believes are reasonable for the pro forma presentation. The pro forma net income (loss) for the year ended December 31, 2022 was adjusted to exclude nonrecurring acquisition related costs of $2,139.

	Pro Forma Years Ended December 31,
	2022	2021
Pro-forma revenue	$607,191	$459,845
Pro-forma net loss	(20,780)	(53,227)
Other Asset Acquisitions
In March 2022, the Company acquired the assets of the CSS Tricks website (“CSS Tricks”) from Midwest Coast Studios LLC for total purchase consideration of $4,000. The intangible assets will be amortized over three to five years. In June 2022, the Company acquired intangible assets from JournalDev IT Services Private Limited for total purchase consideration of $1,400 to be amortized over three years.
Goodwill and Intangible Assets, net
Movements in goodwill during the years ended December 31, 2022 and 2021 were as follows:

Balance at January 1, 2021	$2,674
Acquisition of Nimbella	29,496
Balance at December 31, 2021	32,170
Acquisition of Cloudways	281,787
Measurement period adjustment(1)	(239)
Balance at December 31, 2022	$313,718
___________________
(1)The Company finalized and adjusted the purchase price for the Nimbella acquisition to reflect a decrease of $239 to Goodwill related to the final 2021 pre-acquisition tax return.

Intangible assets, net consisted of the following amounts:

	December 31,
	2022	2021
Asset Type
IP addresses	$44,821	$39,906
Developed technology	35,710	4,210
Customer relationships	31,000	—
Trade name	9,500	—
Content	4,400	—
Brand	1,000	—
Total carrying value	$126,431	$44,116
Accumulated Amortization
Developed technology	$(4,477)	$(1,201)
Customer relationships	(1,476)	—
Trade name	(317)	—
Content	(1,067)	—
Brand	(166)	—
Total accumulated amortization	(7,503)	(1,201)
Total intangible assets, net	$118,928	$42,915
Amortization expense was $6,301 and $645 for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the weighted-average remaining amortization period for amortizable intangible assets was five years for developed technology, seven years for customer relationships, ten years for trade name, three years for content, and five years for brand. Amortization expense for the next five years and thereafter, based on valuations and determinations of useful lives, is expected to be as follows:

2023	$14,445
2024	14,079
2025	12,279
2026	11,879
2027	9,612
Thereafter	11,813
Total estimated future intangible amortization expense	$74,107
Note 4. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents, on the Consolidated Balance Sheets as of December 31, 2022. The Company did not hold any available-for-sale marketable securities as of December 31, 2021.

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$549,944	$29	$(849)	$549,124
Corporate debt securities	35,293	—	(86)	35,207
Commercial paper	139,489	9	(367)	139,131
Total Marketable securities	$724,726	$38	$(1,302)	$723,462

Interest income from investments was $11,881, $123 and $12 for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, all of the Company’s available-for-sale short-term investments were due within one year.
As of December 31, 2022, the Company held twenty-one securities that were in an unrealized loss position. The Company does not intend to sell and expects that it is more likely than not that it will not be required to sell these securities until such time as the value recovers or the securities mature. Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates and not credit-related factors based on the Company’s evaluation of available evidence. To determine whether a decline in value is related to credit loss, the Company evaluates, among other factors: the extent to which the fair value is less than the amortized cost basis, changes to the rating of the security by a rating agency and any adverse conditions specifically related to an issuer of a security or its industry. Management does not believe any remaining unrealized losses represent impairments based on our evaluation of available evidence. Unrealized gains and losses on marketable securities are presented net of tax.
Note 5. Fair Value Measurements
The fair value of our financial assets measured on a recurring basis is as follows:

	December 31, 2022
	Level I	Level II	Total
Cash and cash equivalents:
Cash	$95,117	$—	$95,117
Money market funds	45,655	—	45,655
Total Cash and cash equivalents	$140,772	$—	$140,772
Marketable securities:
U.S. treasury securities	$549,124	$—	$549,124
Corporate debt securities	—	35,207	35,207
Commercial paper	—	139,131	139,131
Total Marketable securities	$549,124	$174,338	$723,462

	December 31, 2021
	Level I	Level II	Total
Cash and cash equivalents:
Cash	$1,093,425	$—	$1,093,425
Commercial paper	—	269,945	269,945
Certificate of deposits	—	350,017	350,017
Total Cash and cash equivalents	$1,093,425	$619,962	$1,713,387
The Company classifies its highly liquid money market funds and U.S. treasury securities within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its commercial paper, corporate debt securities and certificates of deposit within Level 2 because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded. The Company had no Level 3 financial assets as of December 31, 2022 and December 31, 2021.
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

	December 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Notes	$1,470,270	$1,134,030	$1,462,676	$1,462,676
The carrying value of the Convertible Notes as of December 31, 2022 and December 31, 2021 was net of unamortized debt issuance costs of $29,730 and $37,324, respectively.
The total fair value of the Convertible Notes was determined based on the closing trading price as of the last day of trading for the period. The Company considers the fair value to be a Level 2 valuation due to the limited trading activity.
Note 6. Balance Sheet Details
Property and equipment, net
Property and equipment, net consisted of the following:

	December 31,
	2022	2021
Computers and equipment	$564,763	$487,484
Furniture and fixtures	1,511	1,511
Leasehold improvements	6,820	6,820
Internal-use software	78,649	68,321
Property and equipment, gross	$651,743	$564,136

Less: accumulated amortization	$(61,244)	$(49,268)
Less: accumulated depreciation	(317,329)	(265,225)
Property and equipment, net	$273,170	$249,643
Depreciation expense on property and equipment for the years ended December 31, 2022, 2021 and 2020 was $83,814, $74,278 and $62,016, respectively.
The Company capitalized costs related to the development of computer software for internal use of $10,636, $7,307 and $12,854 for the years ended December 31, 2022, 2021 and 2020, respectively, which is included in internal-use software costs within Property and equipment, net. Amortization expense related to internal-use software for the years ended December 31, 2022, 2021 and 2020 was $12,117, $13,424 and $13,255, respectively.
During the years ended December 31, 2022, 2021 and 2020, the Company recorded an impairment loss of $163, $285 and $1,222, respectively, related to software that is no longer being used. This impairment loss is included in Cost of revenue and Research and development on the Consolidated Statements of Operations.
Accrued other expenses
Accrued other expenses consisted of the following:

	December 31,
	2022	2021
Accrued bonuses	$9,772	$19,083
Accrued capital expenditures	9,852	3,398
Other accrued expenses	14,363	9,426
Total accrued other expenses	$33,987	$31,907

Other current liabilities
Other current liabilities consisted of the following:

	December 31,
	2022	2021
Accrued taxes	$39,352	$6,755
Contingent compensation	5,617	—
ESPP withholding	944	1,495
Other current liabilities	—	599
Total other current liabilities	$45,913	$8,849
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
At December 31, 2022, the Company had available borrowing capacity of $250,000 on the Credit Facility. The Credit Facility will mature on the earlier of (a) March 29, 2027 and (b) 90 days before the maturity date applicable to any outstanding convertible notes issued by the Company in an aggregate principal amount equal to or greater than $100,000.
The Credit Facility is secured by a first-priority security interest in substantially all of the assets of the Company. The Credit Facility contains certain financial and operational covenants, including a maximum senior secured net leverage ratio financial covenant of 3.50x. As of December 31, 2022, the Company was in compliance with all covenants under the Credit Facility.
The per annum interest rate applicable to any principal amounts outstanding under the Credit Facility for U.S. Dollar loans will be equal to (i) Adjusted Term SOFR plus (ii) an applicable margin varying from 1.25% to 2.00%, subject to a pricing grid based on the senior secured net leverage ratio. The Credit Facility provides for an annual commitment fee varying from 0.20% to 0.30%, also subject to a pricing grid based on the senior secured net leverage ratio, applied to the average daily unused amount of the revolving credit facility. The Company incurred commitment fees on the unused balance of the Credit Facility of $477, $362 and $307 for the year ended December 31, 2022, 2021 and 2020, respectively.
In connection with the Credit Facility, the Company incurred $1,295 of additional debt issuance costs which, together with $662 of the then unamortized financing fees, will be amortized over the remaining term of the facility. The Company recognized a loss on extinguishment of debt of $407 for the year ended December 31, 2022. The loss on extinguishment of debt represents a non-cash adjustment to reconcile net income to net cash provided by operating activities within the Consolidated Statements of Cash Flows.
Amortization of deferred financing fees was $398, $2,243 and $10,114 for the year ended December 31, 2022, 2021 and 2020, respectively.

Convertible Notes
In November 2021, the Company issued $1,500,000 aggregate principal amount of Convertible Senior Notes in a private offering, including the exercise in full of the over-allotment option granted to the initial purchasers of $200,000. The Convertible Notes are senior unsecured obligations of the Company and do not bear regular interest, and the principal amount of the Convertible Notes does not accrete. The Convertible Notes will mature on December 1, 2026 unless earlier converted, redeemed, or repurchased. The net proceeds from this offering were $1,461,795, after deducting underwriting fees, expenses and commissions. Amortization of deferred financing fees for the years ended December 31, 2022 and 2021 was $7,481 and $881, respectively.
Each $1 of principal of the Convertible Notes will initially be convertible into 5.6018 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $178.51 per share, subject to adjustment as set forth in the indenture governing the Convertible Notes. Holders of these Convertible Notes may convert their Convertible Notes at their option at any time prior to the close of the business day immediately preceding June 1, 2026, only under the following circumstances:
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
As none of the above circumstances have occurred as of December 31, 2022, the Convertible Notes were not convertible for the fiscal year ended December 31, 2022.
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
Outstanding Borrowings
As of December 31, 2022, the $1,500,000 aggregate principal of the Convertible Notes is expected to mature on December 1, 2026 with no other payments required prior to that date.
Note 8. Leases

The Company leases space at colocation data center facilities and, to a lesser extent, corporate offices, all of which are operating leases. Most of the leases have lease terms within three to five years and many contain renewal options and/or termination provisions. As of December 31, 2022, there were no finance leases.
The Company entered into separate sublease agreements related to its New York office space effective as of March 2022 and June 2022, respectively. As defined within the lease and sublease agreements, the Company remains primarily liable to the landlord for the performance of all obligations in the event that the sublessees do not perform their obligations under their respective leases. The rental amounts payable to the Company pursuant to the sublease agreements increase approximately 2% each year, and both the lease and the related subleases terminate in July 2025. During the year ended December 31, 2022, the Company recorded impairment losses on the New York office operating lease ROU asset of $1,472. See Note 2 for additional information.
The components of lease expense were as follows:

Year Ended
December 31, 2022
Operating lease expense	$54,440
Variable lease expense	6,149
Short-term lease expense	1,799
Total lease expense	$62,388
Supplemental cash flow information related to leases was as follows:

Year Ended
December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:	$49,870
Operating right-of-use assets obtained in exchange for operating lease liabilities	204,905
Weighted average remaining lease term and discount rate were as follows:

December 31, 2022
Weighted-average remaining lease term (in years)	2.8
Weighted-average discount rate	4.8%
For the year ended December 31, 2022, the Company recorded $1,202 in sublease income, which was recorded as a reduction to General and administrative operating expenses.
As of December 31, 2022, the Company had entered into nine additional operating leases that have not yet commenced with total fixed payment obligations of $123,333. The leases are expected to commence between the first quarter of 2023 and the fourth quarter of 2024 and have initial lease terms of three to five years.
Maturities of lease liabilities as of December 31, 2022 were as follows:

Operating Leases(1)
2023	$64,411
2024	68,376
2025	28,504
2026	12,003
2027	6,237
Total undiscounted liabilities	179,531
Less: Imputed interest	(13,606)
Total present value of lease liabilities	165,925
Less: Current portion of operating lease liabilities	(57,682)
Operating lease liabilities, non-current	$108,243

___________________
(1)Sublease proceeds for the fiscal years ending December 31, 2023, 2024 and 2025 of $1,954, $2,073 and $1,051, respectively, are not included in the table above.
Prior to the adoption of Topic 842, future minimum operating lease payments as of January 31, 2022 were as follows:

2022	$48,669
2023	37,961
2024	36,974
2025	7,447
2026	3,025
Thereafter	762
Total minimum operating lease payments	$134,838
Rent expense for the years ended December 31, 2021 and 2020 were $49,923 and $41,912, respectively.
Note 9. Commitments and Contingencies
Purchase Commitments
As of December 31, 2022, the Company had long-term commitments for bandwidth usage with various networks and internet service providers and entered into purchase orders with various vendors. The total minimum future commitments for bandwidth usage and purchase orders as of December 31, 2022 were as follows:

2023	$21,951
2024	14,493
2025	4,045
2026	884
2027	957
Thereafter	—
Total purchase commitments	$42,330
Letters of Credit
In conjunction with the execution of certain office space operating leases, letters of credit in the aggregate amount of $1,935 and $2,038 were issued and outstanding as of December 31, 2022 and 2021, respectively. No draws have been made under such letters of credit. These funds are included as Restricted cash on the Consolidated Balance Sheets as they are related to long-term operating leases and are included in beginning and ending Cash, cash equivalents and restricted cash in the Consolidated Statements of Cash Flows.
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
As of December 31, 2022 and 2021, the Company was authorized to issue 750,000,000 shares of common stock with a par value of $0.000025 per share.
Preferred Stock
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 10,000,000 shares of preferred stock with a par value of $0.000025 per share with rights and preferences, including voting rights, designated from time to time by the Company's Board of Directors. No shares of preferred stock were issued or outstanding as of December 31, 2022 or 2021.
Share Buyback Program
On February 23, 2022, the Company’s Board of Directors approved the repurchase of up to an aggregate of $300,000 of the Company’s common stock throughout fiscal year 2022 (“First Program”). As of May 16, 2022, the Company repurchased shares representing the entire amount available under the First Program. On May 23, 2022, the Company’s Board of Directors approved a new stock repurchase program authorizing the repurchase of up to an additional $300,000 of its common stock throughout fiscal year 2022 (the “Second Program”). As of August 19, 2022, the Company repurchased shares representing the entire amount available under the First Program and Second Program.
The Company repurchased and retired 13,626,594 shares of common stock in the open market for an aggregate purchase price of $600,000 during the year ended December 31, 2022. All purchased shares were retired and are reflected as a reduction of Common stock for the par value of shares, with the excess applied to Additional paid-in capital.
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
Note 11. Stock-Based Compensation
Equity Incentive Plan
In March 2021, the Company’s Board of Directors adopted, and the stockholders approved, the 2021 Equity Incentive Plan. The 2021 Equity Incentive Plan is a successor to and continuation of the 2013 Stock Plan. The 2021 Equity Incentive Plan became effective on the date of the IPO with no further grants being made under the 2013 Stock Plan, however, awards outstanding under the 2013 Stock Plan will continue to be governed by their existing terms. The 2021 Equity Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units awards (“RSUs”), performance awards, and other awards to employees, directors, and consultants up to an aggregate of 36,290,381 shares of common stock as of December 31, 2022. Shares issued pursuant to the exercise of these awards are transferable by the holder.

Stock Options
Stock options granted have a maximum term of ten years from the grant date, are exercisable upon vesting and vest over a period of four years. Stock option activity for the year ended December 31, 2022 was as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Life in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2022	12,434,159	$7.19	7.64	$909,494
Exercised	(1,816,561)	6.34
Forfeited or cancelled	(463,682)	9.50
Outstanding at December 31, 2022	10,153,916	7.23	6.16	185,188
Vested and exercisable at December 31, 2022	7,469,298	6.42	5.90	142,286
Vested and unvested expected to vest at December 31, 2022	9,662,316	$7.03	6.11	$178,144
The aggregate intrinsic value represents the difference between the fair value of common stock and the exercise price of outstanding in-the-money options. The aggregate intrinsic value of exercised options for the years ended December 31, 2022, 2021 and 2020 was $81,912, $189,422 and $23,018, respectively. The tax benefit from stock options exercised was $25,143, $103,820 and $4,482 the years ended December 31, 2022, 2021 and 2020, respectively.
No options were granted during the years ended December 31, 2022 and 2021. The aggregate estimated fair value of stock options granted to participants that vested during the year ended December 31, 2022 and 2021 was $17,529 and $22,395, respectively. The following weighted-average assumptions were used to estimate the grant date fair value of stock options as of December 31, 2020:

Expected volatility	52.06%
Expected life in years	6
Risk-free interest rate	0.57%
Dividend yield	0%
As of December 31, 2022, there was $16,790 of unrecognized stock-based compensation related to outstanding stock options granted that is expected to be recognized over a weighted-average period of 1.56 years.
RSUs
RSUs granted typically vest over four years. RSU activity for the year ended December 31, 2022 was as follows:

	Shares	Weighted-Average Fair Value
Unvested balance at January 1, 2022	3,334,137	$45.74
Granted	3,338,073	43.57
Vested	(1,437,741)	45.46
Forfeited or cancelled	(432,034)	46.46
Unvested balance at December 31, 2022	4,802,435	44.25
Vested and expected to vest at December 31, 2022	3,116,642	$44.50
As of December 31, 2022, there was $126,838 of unrecognized stock-based compensation related to outstanding RSUs granted that is expected to be recognized over a weighted-average period of 2.89 years.
PRSUs
The Company issued performance-based restricted stock units (“PRSUs”) which will vest based on the achievement of each award’s established performance targets. PRSU activity for the year ended December 31, 2022 was as follows:

	Shares	Weighted-Average Fair Value
Unvested balance at January 1, 2022	578,949	$48.04
Granted	436,387	60.72
Vested	(228,948)	46.97
Forfeited or cancelled	(30,497)	41.24
Adjusted by performance factor	(89,769)	41.24
Unvested balance at December 31, 2022	666,122	$57.41
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
Compensation cost in connection with the probable number of shares that will vest will be recognized using the accelerated attribution method. As of December 31, 2022, the Company determined that it was not probable that the Long Term Incentive Plan (“LTIP”) PRSUs granted to certain executives of the Company with respect to the Company’s 2022 financial performance, and the other PRSU awards, would vest. There is $1,163 of unrecognized stock-based compensation that is expected to be recognized over a weighted-average period of 0.80 years in regards to the 2021 LTIP PRSUs with respect to the Company’s 2021 performance.
LTIP PRSUs
The Company grants LTIP PRSUs to certain executives of the Company during the first fiscal quarter. A percentage of the LTIP PRSUs will become eligible to vest based on the Company’s financial performance level at the end of each fiscal year. The financial performance level is determined as the percentage equal to the sum of the revenue growth percentage and profitability percentage.
The number of LTIP PRSUs received will depend on the achievement of financial metrics relative to the approved performance targets. Depending on the actual financial metrics achieved relative to the target financial metrics throughout the defined performance period of the award, the number of LTIP PRSUs that vest could range from 0% to 200% of the target amount, and are subject to the Board of Directors’ approval of the level of achievement against the approved performance targets.
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
MRSU activity for the year ended December 31, 2022 was as follows:

	Shares	Weighted-Average Fair Value
Unvested balance at January 1, 2022	3,000,000	$25.12
Granted	—	—
Unvested balance at December 31, 2022	3,000,000	$25.12
The weighted-average grant date fair value of market-based performance stock units and the related assumptions used in the Monte Carlo simulation to record stock-based compensation for units granted during the periods presented, were as follows:

Expected volatility	46.27%
Expected life in years	7
Risk-free interest rate	1.01%
Dividend yield	0%
As of December 31, 2022, there was $50,432 of unrecognized stock-based compensation related to the MRSUs granted that is expected to be recognized over a weighted-average period of 3.56 years.
ESPP
In March 2021, the Company’s Board of Directors adopted, and the stockholders approved, the 2021 Employee Stock Purchase Plan (“ESPP”). Eligible employees enroll in the offering period at the start of each purchase period, whereby they may purchase a number of shares at a price per share equal to 85% of the lesser of (1) the stock price at the employee’s first participation in the offering period or (2) the fair market value of the Company’s common stock on the purchase date. After the end of an offering period, a new offering will automatically begin on the date that immediately follows the conclusion of the preceding offering. The ESPP provides for the grant of up to an aggregate of 3,272,076 shares of common stock as of December 31, 2022.

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

2022 Offerings
A new offering period commenced on May 23, 2022 and was scheduled to consist of two purchase periods, with purchase dates of November 18, 2022 and May 19, 2023 (the “First 2022 Offering”). In connection with the purchase period that ended on November 18, 2022, there were 111,851 shares of common stock, net of shares withheld for taxes, purchased by employees at a price of $24.03. Under the terms of the ESPP, since the Company’s stock price declined during the course of the first purchase period, the First 2022 Offering terminated and a new 12 month offering automatically commenced on November 21, 2022, with scheduled purchase dates on May 19, 2023 and November 20, 2023 (the “Second 2022 Offering”). As of December 31, 2022, 2,897,362 shares of common stock remain available for issuance under the ESPP.
The termination of the First 2022 Offering and commencement of the Second 2022 Offering was accounted for as a modification, which resulted in an incremental stock-based compensation of $2,069, which will be recognized over the remaining term of Second 2022 Offering.
During the years ended December 31, 2022 and 2021, the Company recorded stock-based compensation associated with the ESPP of $4,380 and $3,097, respectively. There was no such expense recorded for the year ended December 31, 2020. As of December 31, 2022, $944 has been withheld on behalf of employees.
Restricted Shares
In connection with the acquisition of Nimbella, the Company issued 200,204 shares of restricted stock for $63.11 per share for a total value of $12,635 to the founders of Nimbella. These shares vest equally on March 1, 2023 and September 1, 2024 and are expensed on a straight line basis over 36 months. The restricted stock is subject to forfeiture and dependent upon each founder’s continuous service on the vesting date. Total stock-based compensation for the years ended December 31, 2022 and 2021 was $4,212 and $1,407, respectively. There was no such expense recorded for the year ended December 31, 2020. As of December 31, 2022, there was $7,021 of unrecognized stock-based compensation related to outstanding restricted shares granted that is expected to be recognized over a weighted-average period of 1.69 years.
Stock-Based Compensation
Stock-based compensation was included in the Consolidated Statements of Operations as follows:

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$1,820	$1,147	$545
Research and development	39,354	23,315	7,765
Sales and marketing	14,909	8,471	1,924
General and administrative	49,746	28,644	19,222
Total	$105,829	$61,577	$29,456
Excess income tax benefit related to stock-based compensation	$(27,657)	$(108,041)	$(4,482)
Stock-based compensation related to secondary sales of common stock by certain current and former employees for the year ended December 31, 2020 was $18,343. There were no such expenses recorded for the years ended December 31, 2022 and 2021.

Note 12. Net Loss per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net loss per share:

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net loss attributable to common stockholders	$(24,283)	$(19,503)	$(43,568)
Denominator:
Weighted average shares, in thousands, used to compute net loss per share, basic and diluted	100,806	93,224	41,658
Net loss per share attributable to common stockholders, basic and diluted	$(0.24)	$(0.21)	$(1.05)
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year Ended December 31,
	2022	2021	2020
Series Seed		—	12,517,832
Series A-1		—	17,995,460
Series B		—	10,237,032
Series C		—	4,721,905
Warrants	—	—	308,632
Stock Options	10,153,916	12,434,159	16,933,494
RSUs	4,802,435	3,334,137	413,750
PRSUs	666,122	578,949	—
MRSU	3,000,000	3,000,000	—
ESPP	307,828	268,391	—
Convertible Notes	8,402,700	8,402,700	—
Total	27,333,001	28,018,336	63,128,105
Note 13. Income Taxes
Income (loss) before income taxes from U.S. and foreign operations were as follows:

	Year Ended December 31,
	2022	2021	2020
U.S.	$(16,438)	$(20,285)	$(44,163)
Foreign	(7,969)	2,084	1,506
Total loss before income taxes	$(24,407)	$(18,201)	$(42,657)
Total income tax expense (benefit) included in the Consolidated Statements of Operations is comprised of the following:

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$—	$—	$—
State	83	138	59
Foreign	4,176	1,147	781
Total current	$4,259	$1,285	$840

Deferred:
Federal	$364	$(103)	$81
State	59	45	32
Foreign	(4,806)	75	(42)
Total deferred	(4,383)	17	71
Total income tax expense (benefit)	$(124)	$1,302	$911
The following table reconciles our benefit of income taxes at the statutory rate to the effective tax rate, using a U.S. federal statutory tax rate of 21%:

	Year Ended December 31,
	2022	2021	2020
Tax benefit at federal statutory rate	$(5,126)	$(3,836)	$(8,957)
State and local taxes, net of federal benefit	(226)	(239)	72
Foreign tax rate differential	(1,378)	207	136
Stock-based compensation	(3,149)	(22,071)	4,001
Unrealized loss on warrant liability	—	3,150	—
Nondeductible/nontaxable items	1,482	473	149
Unrecognized tax positions	1,482	(40)	119
Change in valuation allowance	465	21,969	5,578
GILTI	—	—	199
162(m) limitation	7,058	4,927	—
Warrant exercise	—	(3,419)	—
Other	(732)	181	(386)
Total income tax expense (benefit)	$(124)	$1,302	$911

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2022	2021
Deferred tax assets:
Accounts receivable	$1,337	$957
Accrued expenses	4,288	154
Capitalized research and development	9,866	—
Operating lease liability	38,934	—
Net operating loss carryforwards	42,127	44,049
Stock-based compensation	953	5,513
Rent payable	—	499
Tax credit carryforwards	70	70
Other	499	570
Gross deferred tax assets	98,074	51,812
Less: valuation allowance	(43,384)	(42,919)
Total net deferred tax asset	$54,690	$8,893

Deferred tax liability
Depreciation and amortization	$(35,623)	$(9,226)
Operating lease ROU asset	(36,525)	—
Total deferred tax liability	(72,148)	(9,226)
Total net deferred tax liability	$(17,458)	$(333)
As of December 31, 2022, the Company had federal net operating loss (“NOL”) carryforwards of $171,852, which will begin to expire on various dates from 2033 through 2037, and state and local NOL carryforwards of $258,957, which will begin to expire on various dates from 2023 through 2041. The Company had $7,316 of foreign NOLs that do not expire.
The total NOL and expirations are as follows:

	NOL Carryforward
	Total	1-3 Years	3-5 Years	More than 5 Years	Unlimited
Federal	$171,852	$—	$—	$25,550	$146,302
State and local	258,957	—	690	222,451	35,816
Foreign	7,316	—	—	—	7,316
Total	$438,125	$—	$690	$248,001	$189,434
Certain tax attributes may be subject to an annual limitation as a result of the issuance of stock, which may constitute a change of ownership as defined under Internal Revenue Code Section 382. The Internal Revenue Code Section 382 study is in process as of December 31, 2022.
The Company assesses the likelihood of its ability to realize the benefit of its deferred tax assets in each jurisdiction by evaluating all relevant positive and negative evidence. A valuation allowance is established if it is determined that any portion of the deferred tax assets is not more likely than not to be realized. For the year ended December 31, 2022, the Company has maintained a valuation allowance against its U.S. deferred tax assets as they are not more-likely than not to be realized.

The valuation allowance activity for the periods indicated is as follows:

	December 31,
	2022	2021
Balance as of the beginning of period	$(42,919)	$(20,950)
Additions charged to expense	(465)	(21,969)
Balance as of the end of period	$(43,384)	$(42,919)

In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. The amount of undistributed earnings of non-U.S. subsidiaries at December 31, 2022, as well as the related deferred income tax, if any, is not material.
The Company files U.S. federal income tax returns as well as various state, local, and foreign jurisdictions. As of December 31, 2022, tax years 2017 and later remain open for examination.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2022	2021	2020
Balance of unrecognized tax benefits at beginning of year	$721	$822	$752
Additions based on tax positions related to the current period	1,243	—	70
Additions for tax positions of prior periods	173	—	—
Additions recorded as part of business combination	11,106	—	—
Reductions for tax positions of prior periods	(630)	(101)	—
Balance of unrecognized tax benefits at end of year	$12,613	$721	$822
Amounts included in the balance of unrecognized tax benefits as of December 31, 2022, 2021 and 2020, if recognized, would affect the effective tax rate upon recognition. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $1,507 as of December 31, 2022.
For the year ended December 31, 2022, the Company recognized $1,796 of interest and penalties related to unrecognized tax benefits in the provision for taxes.
The total amount of unrecognized tax benefits relating to the Company’s tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. The outcomes and timing of such events are highly uncertain. However, the Company’s reasonable estimate of the range of gross unrecognized tax benefits, excluding interest and penalties, that could potentially be reduced during the next twelve months is $12,613.
Note 14. Employee Benefit Plan
The Company offers U.S. employees a voluntary retirement savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”), which permits employees to elect to contribute a portion of their pre-tax wages to the 401(k) Plan. Under this plan, the Company matches 100% of participants’ contributions up to 3% of compensation and 50% of participants’ contributions between 3% and 5%. For the years ended years ended December 31, 2022, 2021 and 2020, the Company incurred expense of $3,846, $2,963 and $2,779 to the 401(k) Plan, respectively.
Note 15. Related Party Transactions

During the year ended December 31, 2020, the Company recorded $18,343 of stock-based compensation associated with secondary sales transactions. There were no such expenses recorded for the years ended December 31, 2022 or 2021. The secondary sales transactions were executed primarily between holders of economic interest in the Company and the Company’s employees and former employees at prices in excess of the fair value of such shares. Accordingly, the Company recognized such excess value as stock-based compensation. The Company did not sell any shares or receive any proceeds from the transactions.
In connection with the Company’s acquisition of Cloudways, the Company entered into a transition services agreement (the “Transition Services Agreement”) with Gaditek Associates (“Gaditek”). Our Chief Revenue Officer, Aaqib Gadit, is the former CEO of Cloudways and owns 14.3% of Gaditek. Fees under the Transition Services Agreement are primarily determined on a usage basis. In 2022, the Company incurred approximately $300 in fees to Gaditek pursuant to the Transition Services Agreement. The Transition Services Agreement has a one year term and is set to expire in the third quarter of 2023.
Note 16. Subsequent Events
In February 2023, the Company initiated a restructuring plan to adjust its cost structure and to streamline its operations and general and administrative functions (the “Restructuring Plan”), which includes the elimination of positions as well as the shifting of additional positions across a broader geographical footprint. The Company expects to incur approximately $25,000 to $27,000 in restructuring charges in connection with the Restructuring Plan, which is expected to be substantially complete by the end of the third quarter of 2023.
On February 14, 2023, the Company’s Board of Directors approved the repurchase of up to an aggregate of $500,000 of its common stock. Pursuant to this program, repurchases of the Company’s common stock will be made at prevailing market prices through open market purchases or in negotiated transactions off the market. The repurchase program is authorized throughout fiscal year 2023; however, the Company is not obligated to acquire any particular amount of common stock and the program may be extended, modified, suspended or discontinued at any time at the Company’s discretion.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company acquired Cloudways Ltd. in the third quarter of 2022, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, Cloudways Ltd.’s internal control over financial reporting associated with total assets of $366.1 million and total revenues of $20.5 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2022. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Cloudways Ltd.
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022. Our independent registered public accounting firm, Ernst & Young LLP, has issued an auditors’ report on the effectiveness of our internal control over financial reporting, which is included in Item 8 of this Annual Report on Form 10-K.
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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be included in the 2023 Proxy Statement and is incorporated herein by reference.
We have adopted a Code of Business Conduct and Ethics that applies to all our employees, officers and directors. The Code of Conduct is available on our website at www.investors.digitalocean.com under “Governance.” If we ever were to amend or waive any provision of our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, we intend to satisfy our disclosure obligations, if any, with respect to any such waiver or amendment by posting such information on our website set forth above rather than by filing a Current Report on Form 8-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in the 2023 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be included in the 2023 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in the 2023 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

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

(3) Exhibits.

	Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Share Purchase Agreement, dated as of August 19, 2022, by and among DigitalOcean, LLC, Cloudways Ltd., each of the shareholders of Cloudways identified on the signature pages thereto and Shareholder Representative Services LLC.	8-K	001-40252	2.1	8/23/22
3.1	Amended and Restated Certificate of Incorporation of DigitalOcean Holdings, Inc.	8-K	001-40252	3.1	3/31/21
3.2	Amended and Restated Bylaws of DigitalOcean Holdings, Inc.	8-K	001-40252	3.2	3/31/21
4.1	Form of Common Stock Certificate.	S-1	333-253483	4.1	2/25/21
4.2	Indenture, dated as of November 18, 2021, between DigitalOcean Holdings, Inc. and U.S. Bank National Association as trustee.	8-K	001-40252	4.1	11/18/21
4.3	Form of certificate representing the 0% Convertible Senior Notes due 2026.	8-K	001-40252	4.2	11/18/21
4.4	Description of Capital Stock.	10-K	001-40252	4.4	2/25/22
10.1	Amended and Restated Investors’ Rights Agreement, dated as of May 8, 2020, by and among the Registrant and certain of its stockholders.	S-1	333-253483	10.1	2/25/21
10.2	DigitalOcean Holdings, Inc. 2013 Stock Plan, as amended.	S-1	333-253483	10.2	2/25/21
10.2.1	Form of Option Agreement, Notice of Stock Option Grant and Exercise Notice under 2013 Stock Plan.	S-1	333-253483	10.2.1	2/25/21
10.2.2	Form of Restricted Stock Unit Award Agreement under 2013 Stock Plan.	S-1	333-253483	10.2.2	2/25/21
10.3	DigitalOcean Holdings, Inc. 2021 Equity Incentive Plan.	S-1/A	333-253483	10.3	3/15/21
10.3.1	Form of Option Agreement, Notice of Stock Option Grant and Exercise Notice under 2021 Equity Incentive Plan.	S-1/A	333-253483	10.3.1	3/15/21
10.3.2	Form of Restricted Stock Unit Award Agreement under 2021 Equity Incentive Plan.	S-1/A	333-253483	10.3.2	3/15/21
10.4	DigitalOcean Holdings, Inc. 2021 Employee Stock Purchase Plan.	S-1/A	333-253483	10.4	3/15/21
10.5	Amended Non-Employee Director Compensation Policy.					X
10.6	Form of Indemnification Agreement entered into by and between Registrant and each director and executive officer.	S-1	333-253483	10.6	2/25/21
10.7	Employment Agreement between Registrant and Yancey Spruill, dated March 8, 2021.	S-1/A	333-253483	10.7	3/15/21
10.8	Employment Agreement between Registrant and Carly Brantz, dated March 8, 2021.	S-1/A	333-253483	10.8	3/15/21
10.9	Employment Agreement between Registrant and Jeffrey Guy, dated March 8, 2021.	S-1/A	333-253483	10.9	3/15/21
10.10	Employment Agreement between Registrant and Alan Shapiro, dated March 8, 2021.	10-Q	001-40252	10.1	5/05/22
10.11	Employment Agreement between Registrant and Gabriel Monroy, dated September 10, 2021.	10-Q	001-40252	10.2	5/05/22
10.12	Employment Agreement between Registrant and W. Matthew Steinfort, dated November 15, 2022.	8-K	001-40252	10.1	11/17/22
10.13	Employment Agreement between Registrant and William Sorenson, dated March 8, 2021.	8-K	001-40252	10.1	8/08/22

10.14	Transition Agreement between Registrant and William Sorenson, dated August 5, 2022.	8-K	001-40252	10.2	8/08/22
10.15	Second Amended and Restated Credit Agreement, dated as of February 13, 2020, between the Registrant, DigitalOcean, LLC, KeyBank National Association and the other parties thereto.	S-1	333-253483	10.8	2/25/21
10.16	Amendment No. 1 and Incremental Term Loan Assumption Agreement, dated as of March 18, 2020, between the Registrant, ServerStack, Inc., Morgan Stanley Senior Funding, Inc., KeyBank National Association and the other parties thereto.	S-1	333-253483	10.9	2/25/21
10.17	Amendment No. 2 to Credit Agreement, dated as of November 15, 2021, between DigitalOcean Holdings, Inc., DigitalOcean, LLC, the lenders party thereto and KeyBank National Association, as Administrative Agent.	8-K	001-40252	10.1	11/18/21
10.18	Third Amended and Restated Credit Agreement, dated as of March 29, 2022, between DigitalOcean Holdings, Inc., DigitalOcean, LLC, the lenders party thereto and KeyBank National Association, as Administrative Agent.	8-K	001-40252	10.1	03/30/22
21.1	List of Subsidiaries of DigitalOcean Holdings, Inc.					X
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.					X
31.1	Certification of Yancey Spruill, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of W. Matthew Steinfort, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*
Certifications of Yancey Spruill, Chief Executive Officer, and W. Matthew Steinfort, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2023.
    DIGITALOCEAN HOLDINGS, INC.

By:	/s/ Yancey Spruill
	Name:	Yancey Spruill
	Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yancey Spruill	Chief Executive Officer and Director	February 22, 2023
Yancey Spruill	(Principal Executive Officer)

/s/ W. Matthew Steinfort	Chief Financial Officer	February 22, 2023
W. Matthew Steinfort	(Principal Financial Officer)

/s/ Adrienne Calderone	Chief Accounting Officer	February 22, 2023
Adrienne Calderone	(Principal Accounting Officer)

/s/ Warren Adelman	Director	February 22, 2023
Warren Adelman

/s/ Pratima Arora	Director	February 22, 2023
Pratima Arora

/s/ Amy Butte	Director	February 22, 2023
Amy Butte

/s/ Warren Jenson	Director	February 22, 2023
Warren Jenson

/s/ Pueo Keffer	Director	February 22, 2023
Pueo Keffer

/s/ Hilary Schneider	Director	February 22, 2023
Hilary Schneider