Form 10-Q
period 2023-03-31
DigitalOcean Holdings, Inc.
filed 2023-05-09
CIK 1582961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2023
OR
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
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 27, 2023, there were 88,812,515 shares of the registrant’s common stock, with a par value of $0.000025 per share, outstanding.

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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in Item 1A–Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, as such factors may be updated from time to time in our subsequent periodic filings with the SEC, and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	March 31, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$20,872	$140,772
Marketable securities	591,681	723,462
Accounts receivable, less allowance for credit losses of $6,148 and $6,099, respectively	54,972	53,833
Prepaid expenses and other current assets	31,087	28,485
Total current assets	698,612	946,552

Property and equipment, net	277,957	273,170
Restricted cash	1,747	1,935
Goodwill	296,579	313,718
Intangible assets, net	117,638	118,928
Operating lease right-of-use assets, net	185,516	154,501
Deferred tax assets	753	751
Other assets	5,594	6,353
Total assets	$1,584,396	$1,815,908

Current liabilities:
Accounts payable	$11,005	$21,138
Accrued other expenses	38,220	33,987
Deferred revenue	5,015	5,550
Operating lease liabilities, current	73,058	57,682
Other current liabilities	58,856	45,913
Total current liabilities	186,154	164,270

Deferred tax liabilities	3,771	18,209
Long-term debt	1,472,148	1,470,270
Operating lease liabilities, non-current	133,471	108,243
Other long-term liabilities	6,506	3,826
Total liabilities	1,802,050	1,764,818
Commitments and Contingencies (Note 8)

Preferred stock ($0.000025 par value per share; 10,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022)	—	—
Common stock ($0.000025 par value per share; 750,000,000 shares authorized; 89,983,568 and 96,732,507 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)	2	2
Additional paid-in capital	28,781	263,957
Accumulated other comprehensive loss	(679)	(2,048)
Accumulated deficit	(245,758)	(210,821)
Total stockholders’ (deficit) equity	(217,654)	51,090

Total liabilities and stockholders’ equity	$1,584,396	$1,815,908
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Revenue	$165,134	$127,327
Cost of revenue	71,879	47,202
Gross profit	93,255	80,125
Operating expenses:
Research and development	38,272	37,241
Sales and marketing	17,709	19,044
General and administrative	48,939	37,424
Restructuring and other charges	20,869	—
Total operating expenses	125,789	93,709

Loss from operations	(32,534)	(13,584)

Other (income) expense:
Interest expense	2,189	2,059
Loss on extinguishment of debt	—	407
Other (income) expense, net	(7,394)	(820)
Other (income) expense	(5,205)	1,646

Loss before income taxes	(27,329)	(15,230)
Income tax expense	7,608	3,338
Net loss attributable to common stockholders	$(34,937)	$(18,568)
Net loss per share attributable to common stockholders, basic and diluted	$(0.37)	$(0.17)
Weighted-average shares used to compute net loss per share, basic and diluted	95,565	106,980
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net loss attributable to common stockholders	$(34,937)	$(18,568)
Other comprehensive loss:
Foreign currency translation adjustments, net of taxes	126	(18)
Unrealized gain (loss) on available-for-sale marketable securities, net of taxes	1,243	(1,908)
Comprehensive loss	$(33,568)	$(20,494)
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehen-sive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	96,732,507	$2	—	$—	$263,957	$(2,048)	$(210,821)	$51,090
Issuance of common stock under equity incentive plan, net of taxes withheld	1,011,034	—	—	—	1,461	—	—	1,461
Repurchase and retirement of common stock	(7,759,973)	—	—	—	(268,560)	—	—	(268,560)
Stock-based compensation	—	—	—	—	31,923	—	—	31,923
Other comprehensive income	—	—	—	—	—	1,369	—	1,369
Net loss attributable to common stockholders	—	—	—	—	—	—	(34,937)	(34,937)
Balance at March 31, 2023	89,983,568	$2	—	$—	$28,781	$(679)	$(245,758)	$(217,654)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehen-sive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	109,175,863	$2	(1,968,228)	$(4,598)	$769,705	$(374)	$(186,538)	$578,197
Issuance of common stock under equity incentive plan, net of taxes withheld	1,357,665	—	—	—	(6,709)	—	—	(6,709)
Repurchase and retirement of common stock	(2,577,471)	—	—	—	(150,000)	—	—	(150,000)
Stock-based compensation	—	—	—	—	26,392	—	—	26,392
Other comprehensive loss	—	—	—	—	—	(1,926)	—	(1,926)
Net loss attributable to common stockholders	—	—	—	—	—	—	(18,568)	(18,568)
Balance at March 31, 2022	107,956,057	$2	(1,968,228)	$(4,598)	$639,388	$(2,300)	$(205,106)	$427,386

See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss attributable to common stockholders	$(34,937)	$(18,568)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,913	23,933
Stock-based compensation	31,531	25,981
Provision for expected credit losses	3,987	4,023
Loss on extinguishment of debt	—	407
Net accretion of discounts and amortization of premiums on investments	(3,436)	(117)
Non-cash interest expense	1,983	1,959
Loss on impairment of long-lived assets	553	—
Deferred income taxes	4,150	—
Operating lease right-of-use assets and liabilities, net	9,523	445
Other	590	697
Changes in operating assets and liabilities:
Accounts receivable	(5,125)	(6,931)
Prepaid expenses and other current assets	(2,755)	2,843
Accounts payable and accrued expenses	(11,031)	(10,455)
Deferred revenue	(535)	422
Other assets and liabilities	12,804	5,762
Net cash provided by operating activities	36,215	30,401

Investing activities
Capital expenditures - property and equipment	(23,314)	(23,045)
Capital expenditures - internal-use software development	(1,794)	(2,276)
Cash paid for asset acquisitions	(2,500)	(4,000)
Purchase of available-for-sale securities	(195,910)	(1,091,279)
Maturities of available-for-sale securities	331,581	—
Purchased interest on available-for-sale securities	(113)	(1,530)
Proceeds from interest on available-for-sale securities	—	649
Proceeds from sale of equipment	6	457
Net cash provided by (used in) investing activities	107,956	(1,121,024)

Financing activities
Payment of debt issuance costs	—	(921)
Proceeds related to the issuance of common stock under equity incentive plan	5,535	5,426
Employee payroll taxes paid related to net settlement of equity awards	(3,864)	(12,384)
Repurchase and retirement of common stock	(265,901)	(150,000)
Net cash used in financing activities	(264,230)	(157,879)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(29)	(49)
Decrease in cash, cash equivalents and restricted cash	(120,088)	(1,248,551)
Cash, cash equivalents and restricted cash - beginning of period	151,807	1,715,425
Cash, cash equivalents and restricted cash - end of period	$31,719	$466,874

See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

Supplemental disclosures of cash flow information:
Cash paid for interest	$126	$92
Cash paid for taxes, net of refunds	393	1,003
Cash paid for amounts included in the measurement of lease liabilities	16,579	10,702
Non-cash investing and financing activities:
Capitalized stock-based compensation	$392	$411
Property and equipment received but not yet paid, included in Accounts payable and Accrued other expenses	20,437	20,846
Debt issuance costs included in accounts payable and accrued liabilities	—	297
Operating right-of-use assets obtained in exchange for operating lease liabilities	48,597	23,196
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Note 1. Nature of the Business and Organization
DigitalOcean Holdings, Inc. and its subsidiaries (collectively, the “Company”, “we”, “our”, “us”) is a leading cloud computing platform offering on-demand infrastructure, platform and software tools for startups and small and medium-sized businesses (“SMBs”). The Company was founded with the guiding principle that the transformative benefits of the cloud should be easy to leverage, broadly accessible, reliable and affordable. The Company’s platform simplifies cloud computing, enabling its customers to rapidly accelerate innovation and increase their productivity and agility. The Company offers mission-critical solutions across Infrastructure-as-a-Service (“IaaS”), Platform-as-a-Service (“PaaS”) and Software-as-a-Service (“SaaS”).
The Company has adopted a holding company structure and the primary operations are performed globally through its wholly-owned operating subsidiaries.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include accounts of the Company and all wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of March 31, 2023, results of operations for the three months ended March 31, 2023 and 2022, cash flows for the three months ended March 31, 2023 and 2022, and stockholders' (deficit) equity for the three months ended March 31, 2023 and 2022.
Use of Estimates
The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make, on an ongoing basis, estimates, judgments and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Such estimates include, but are not limited to, those related to revenue recognition, accounts receivable and related reserves, useful lives and realizability of long-lived assets, capitalized internal-use software development costs, accounting for stock-based compensation, the incremental borrowing rate used to determine lease liabilities, valuation allowances against deferred tax assets, and the fair value and useful lives of tangible and intangible assets acquired and liabilities assumed resulting from business combinations. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
Reclassifications
As previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2022, the Company adopted Accounting Standard Update 2016-02, Leases (“ASC 842”) using the modified retrospective transition method as of the first day of fiscal year 2022. The impact of the adoption of ASC 842 on previously reported interim financial statements during the year ended December 31, 2022, included the recognition of right-of-use assets and lease liabilities for operating leases. The adoption of ASC 842 also resulted in changes to certain lines within operating activities in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statement of Cash Flows due to changes in operating assets and liabilities for the related accounts. These changes to previously disclosed amounts conform to the current period presentation. Additionally, certain other reclassifications were made to prior period amounts in order to conform to the current period presentation.

Restricted Cash
The following table reconciles cash, cash equivalents and restricted cash per the Condensed Consolidated Statements of Cash Flows:

	March 31,
	2023	2022
Cash and cash equivalents	$20,872	$464,836
Restricted cash included in Prepaid expenses and other current assets(1)	9,100	—
Restricted cash(2)	1,747	2,038
Total cash, cash equivalents and restricted cash	$31,719	$466,874
___________________
(1)Includes contingent compensation deposits related to the Cloudways acquisition.
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
The following table presents the changes in our allowance for expected credit losses for the period presented:

Amount
Balance as of December 31, 2022	$6,099
Provision for expected credit losses	3,987
Write-offs and other	(3,938)
Balance as of March 31, 2023	$6,148
Deferred Revenue
Deferred revenue was $5,015 and $5,550 as of March 31, 2023 and December 31, 2022, respectively. Revenue recognized during the three months ended March 31, 2023 and 2022 was $2,118 and $1,735, respectively, which was included in each deferred revenue balance at the beginning of each respective period.
Restructuring Expenses
The Company records restructuring expenses when management commits to a restructuring plan, the restructuring plan identifies all significant actions, the period of time to complete the restructuring plan indicates that significant changes to the plan are not likely, and employees who are impacted have been notified.
Segment Information
The Company’s chief operating decision maker, the chief executive officer, reviews discrete financial information presented on a consolidated basis for purposes of regularly making operating decisions, allocation of resources, and assessing financial performance. Accordingly, the Company has one operating and reporting segment.

Geographical Information
Revenue, as determined based on the billing address of the Company’s customers, was as follows:

	Three Months Ended March 31,
	2023	2022
North America	38%	38%
Europe	29	29
Asia	23	23
Other	10	10
Total	100%	100%
Revenue derived from customers in the United States was 31% of total revenue for the three months ended March 31, 2023 and 2022.
Long-lived assets includes property and equipment and operating leases. The geographic locations of the Company’s long-lived assets, net, based on physical location of the assets is as follows:

	March 31, 2023	December 31, 2022
United States	$207,448	$206,118
Singapore	57,150	60,607
Germany	71,232	50,274
Netherlands	54,777	35,951
Other	72,866	74,721
Total	$463,473	$427,671
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
The Company’s customer base consists of a significant number of geographically dispersed customers. No customer represented 10% or more of accounts receivable, net as of March 31, 2023 and December 31, 2022. Additionally, no customer accounted for 10% or more of total revenue during the three months ended March 31, 2023 and 2022.
Note 3. Acquisitions, Goodwill and Intangible Assets
Cloudways Ltd.
On September 1, 2022 (“Acquisition Date”), the Company acquired 100% of the outstanding equity interests of Cloudways, Ltd. (“Cloudways”) pursuant to a Share Purchase Agreement, dated as of August 19, 2022. This acquisition has been accounted for as a business combination. The results of Cloudways’ operations have been included in the accompanying condensed consolidated financial statements since the Acquisition Date. The acquisition of Cloudways, a leading managed cloud hosting and software-as-a-service provider for SMBs, strengthens the Company’s ability to simplify cloud computing by enabling customers to launch a business and scale it effortlessly. Cloudways was a customer of the Company prior to the acquisition, and the Company recognized revenue of approximately $6,000 from Cloudways from January 1, 2022 through the Acquisition Date.
The acquisition purchase consideration, in accordance with ASC 805, totaled $311,237 and was paid in cash. The Share Purchase Agreement includes customary representations and warranties and covenants of the parties. The Company contributed $42,000 to an escrow account on the Acquisition Date to support certain post-closing indemnification obligations. The final accounting has been completed with the exception of tax procedures which is still in process. The provisional tax amounts for this business combination are subject to revision until these evaluations are completed.

The following table sets forth the components and the allocation of the purchase price for the business combination and summarizes the fair values of the assets acquired and liabilities assumed at the Acquisition Date:

Total consideration:
Cash paid to Cloudways sellers	$278,187
Cash contributed to escrow accounts	42,000
Other expenses	150
Less: Cash pre-funded from contingent compensation	(9,100)
Total consideration paid	$311,237

Cash and cash equivalents	$5,827
Accounts receivable	4,753
Prepayments and other current assets	547
Other long term assets	9
Identifiable intangible assets	72,000
Accounts payable	(1,820)
Accrued expenses	(957)
Deferred revenue	(1,013)
Deferred tax liabilities	(3,097)
Other current liabilities	(29,660)
Net identifiable assets acquired	46,589
Goodwill	264,648
Total fair value of net assets acquired	$311,237
During the three months ended March 31, 2023, the Company recorded measurement period adjustments of $17,139 to decrease Goodwill and corresponding $18,589 to decrease Deferred tax liabilities, $748 to decrease Prepaid expenses and other current assets, and $702 to decrease Other assets on the Condensed Consolidated Balance Sheets. Additionally, the change to the provisional amount resulted in an increase to Income tax expense and Deferred tax liabilities of $1,589. The measurement period adjustments are a result of new information obtained about facts and circumstances that existed as of the acquisition date.
The Company amortizes its intangible assets assuming no residual value over periods in which the economic benefit of these assets is consumed (the useful life). The fair values allocated to the identifiable intangible assets and their estimated useful lives are as follows:

Intangible assets	Fair Value	Weighted Average Useful Life in Years
Trade name	$9,500	10
Developed technology	31,500	5
Customer relationships	31,000	7
Total identifiable intangible assets	$72,000
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
Contingent compensation
Contingent compensation costs relate to payments due to a Cloudways seller for $38,830, of which $16,851 will be earned on September 1, 2023, and $7,326 will be earned on each of March 1, 2024, September 1, 2024 and March 1, 2025. Contingent compensation represents compensation for post-combination services because the payments are contingent on continuing employment of the Cloudways seller, with limited exceptions, at each payment date.
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

Pro Forma Three Months Ended March 31, 2022
Pro-forma revenue	$137,404
Pro-forma net loss	23,044
Other Asset Acquisitions
In January 2023, the Company acquired certain assets of SnapShooter Limited for $2,500, which was accounted for as an asset acquisition as substantially all of the fair value of the assets acquired was concentrated in a developed technology intangible asset and will be amortized over five years.
Additionally, the Company recognized a contingent compensation liability of $1,000 that is payable one year from the date of acquisition, contingent on continuing employment and will be recognized as compensation expense over the period that it is earned.
Note 4. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents, on the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022.

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$469,846	$134	$(107)	$469,873
Commercial paper	121,856	25	(73)	121,808
Total Marketable securities	$591,702	$159	$(180)	$591,681

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$549,944	$29	$(849)	$549,124
Corporate debt securities	35,293	—	(86)	35,207
Commercial paper	139,489	9	(367)	139,131
Total Marketable securities	$724,726	$38	$(1,302)	$723,462
Interest income from investments was $7,670 and $946 for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, all of the Company’s available-for-sale short-term investments were due within one year.

As of March 31, 2023, the Company held nine securities that were in an unrealized loss position. The Company does not intend to sell and expects that it is more likely than not that it will not be required to sell these securities until such time as the value recovers or the securities mature. Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates and not credit-related factors based on the Company’s evaluation of available evidence. To determine whether a decline in value is related to credit loss, the Company evaluates, among other factors: the extent to which the fair value is less than the amortized cost basis, changes to the rating of the security by a rating agency and any adverse conditions specifically related to an issuer of a security or its industry. Management does not believe any remaining unrealized losses represent impairments based on our evaluation of available evidence. Unrealized gains and losses on marketable securities are presented net of tax.
Note 5. Fair Value Measurements
The fair value of our financial assets measured on a recurring basis is as follows:

	March 31, 2023
	Level I	Level II	Total
Cash and cash equivalents:
Cash	$19,689	$—	$19,689
Money market funds	1,183	—	1,183
Total Cash and cash equivalents	$20,872	$—	$20,872
Marketable securities:
U.S. treasury securities	$469,873	$—	$469,873
Commercial paper	—	121,808	121,808
Total Marketable securities	$469,873	$121,808	$591,681

	December 31, 2022
	Level I	Level II	Total
Cash and cash equivalents:
Cash	$95,117	$—	$95,117
Money market funds	45,655	—	45,655
Total Cash and cash equivalents	$140,772	$—	$140,772

Marketable securities:
U.S. treasury securities	$549,124	$—	$549,124
Corporate debt securities	—	35,207	35,207
Commercial paper	—	139,131	139,131
Total Marketable securities	$549,124	$174,338	$723,462
The Company classifies its highly liquid money market funds and U.S. treasury securities within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its commercial paper and corporate debt securities within Level 2 because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded. The Company had no Level 3 financial assets as of March 31, 2023 and December 31, 2022.
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

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Notes	$1,472,148	$1,175,280	$1,470,270	$1,134,030
The carrying value of the Convertible Notes as of March 31, 2023 and December 31, 2022 was net of unamortized debt issuance costs of $27,852 and $29,730, respectively.
The total fair value of the Convertible Notes was determined based on the closing trading price as of the last day of trading for the period. The Company considers the fair value to be a Level 2 valuation due to the limited trading activity.
Note 6. Balance Sheet Details
Property and equipment, net
Property and equipment, net consisted of the following:

	March 31, 2023	December 31, 2022
Computers and equipment	$575,294	$564,763
Furniture and fixtures	1,511	1,511
Leasehold improvements	6,820	6,820
Internal-use software	80,132	78,649
Property and equipment, gross	$663,757	$651,743

Less: accumulated amortization	$(63,876)	$(61,244)
Less: accumulated depreciation	(321,924)	(317,329)
Property and equipment, net	$277,957	$273,170
Depreciation expense on property and equipment for the three months ended March 31, 2023 and 2022 was $22,372 and $20,326, respectively.
The Company capitalized costs related to the development of computer software for internal use of $2,199 and $2,687 for the three months ended March 31, 2023 and 2022, respectively, which is included in internal-use software costs within Property and equipment, net. Amortization expense related to internal-use software for the three months ended March 31, 2023 and 2022 was $2,750 and $3,145, respectively.
During the three months ended March 31, 2023 and 2022, the Company recorded an impairment loss of $553 and $120, respectively, related to software that is no longer being used. This impairment loss is included in Cost of revenue and Research and development on the Condensed Consolidated Statements of Operations.
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

At March 31, 2023, the Company had available borrowing capacity of $250,000 on the Credit Facility. The Credit Facility will mature on the earlier of (a) March 29, 2027 and (b) 90 days before the maturity date applicable to any outstanding convertible notes issued by the Company in an aggregate principal amount equal to or greater than $100,000.
The Credit Facility is secured by a first-priority security interest in substantially all of the assets of the Company. The Credit Facility contains certain financial and operational covenants, including a maximum senior secured net leverage ratio financial covenant of 3.50x. As of March 31, 2023, the Company was in compliance with all covenants under the Credit Facility.
The per annum interest rate applicable to any principal amounts outstanding under the Credit Facility for U.S. Dollar loans will be equal to (i) Adjusted Term SOFR plus (ii) an applicable margin varying from 1.25% to 2.00%, subject to a pricing grid based on the senior secured net leverage ratio. The Credit Facility provides for an annual commitment fee varying from 0.20% to 0.30%, also subject to a pricing grid based on the senior secured net leverage ratio, applied to the average daily unused amount of the revolving credit facility. The Company incurred commitment fees on the unused balance of the Credit Facility of $125 and $95 for the three months ended March 31, 2023 and 2022, respectively.
Amortization of deferred financing fees for the three months ended March 31, 2023 and 2022 was $105 and $92, respectively.
Convertible Notes
In November 2021, the Company issued $1,500,000 aggregate principal amount of Convertible Notes in a private offering, including the exercise in full of the over-allotment option granted to the initial purchasers of $200,000. The Convertible Notes are senior unsecured obligations of the Company and do not bear interest, and the principal amount of the Convertible Notes does not accrete. The Convertible Notes will mature on December 1, 2026 unless earlier converted, redeemed, or repurchased. The net proceeds from this offering were $1,461,795 after deducting underwriting fees, expenses and commissions. Amortization of deferred financing fees for the three months ended March 31, 2023 and 2022 was $1,879 and $1,868, respectively.
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
As none of the above circumstances have occurred as of March 31, 2023, the Convertible Notes were not convertible for the fiscal quarter ending March 31, 2023.
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
Note 8. Commitments and Contingencies
Purchase Commitments
As of March 31, 2023, the Company had long-term commitments for bandwidth usage with various networks and internet service providers and entered into purchase orders with various vendors. The Company’s purchase commitments have not materially changed since December 31, 2022.
Letters of Credit
In conjunction with the execution of certain office space operating leases, a letter of credit in the amount of $1,747 and $1,935 was issued and outstanding as of March 31, 2023 and December 31, 2022, respectively. No draws have been made under the letter of credit. These funds are included as Restricted cash on the Condensed Consolidated Balance Sheets as they are related to long-term operating leases and are included in beginning and ending Cash, cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows. The letter of credit was reduced on an annual basis until the end of 2022 and, beginning January 1, 2023, the deposit required is the minimum threshold required until the lease expiration.
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
As of March 31, 2023 and December 31, 2022, the Company was authorized to issue 750,000,000 shares of common stock with a par value of $0.000025 per share.
Preferred Stock
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 10,000,000 shares of preferred stock with a par value of $0.000025 per share with rights and preferences, including voting rights, designated from time to time by the Company’s Board of Directors. No shares of preferred stock were issued or outstanding as of March 31, 2023 or December 31, 2022.
Share Buyback Program
On February 14, 2023, the Company’s Board of Directors approved the repurchase of up to an aggregate of $500,000 of the Company’s common stock (the “2023 Share Buyback Program”). Pursuant to the 2023 Share Buyback Program, repurchases of the Company’s common stock will occur using a variety of methods, which may include but are not limited to open market purchases, the implementation of a 10b5-1 plan, and/or any other available methods in accordance with SEC and other applicable legal requirements. The 2023 Share Buyback Program is authorized throughout fiscal year 2023; however, the Company is not obligated to acquire any particular amount of common stock and the 2023 Share Buyback Program may be extended, modified, suspended or discontinued at any time at the Company’s discretion.
During the three months ended March 31, 2023, the Company repurchased and retired 7,759,973 shares of common stock pursuant to the 2023 Share Buyback Program for an aggregate purchase price of $265,901, which excludes the 1%

excise tax of $2,659 imposed under the Inflation Reduction Act. All purchased shares were retired and are reflected as a reduction of Common stock for the par value of shares, with the excess applied to Additional paid-in capital. As of March 31, 2023, the dollar value of shares that remained available to be repurchased by the Company under the 2023 Share Buyback Program was $234,099.
Note 10. Stock-Based Compensation
Equity Incentive Plan
In March 2021, the Company’s Board of Directors adopted, and the stockholders approved, the 2021 Equity Incentive Plan. The 2021 Equity Incentive Plan is a successor to and continuation of the 2013 Stock Plan. The 2021 Equity Incentive Plan became effective on the date of the IPO with no further grants being made under the 2013 Stock Plan, however, awards outstanding under the 2013 Stock Plan will continue to be governed by their existing terms. The 2021 Equity Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units awards (“RSUs”), performance awards, and other awards to employees, directors, and consultants. Shares issued pursuant to the exercise of these awards are transferable by the holder.
In February 2023, the Company initiated a restructuring plan to adjust its cost structure and accelerate its timeline to achieve greater than 20% adjusted free cash flow margins (the “Restructuring Plan”), which includes both the elimination of positions across the Company as well as the shifting of additional positions across a broader geographical footprint. In connection with the Restructuring Plan, the Company recorded $3,937 of stock-based compensation related to the accelerated vesting of certain restricted stock, performance-based restricted stock units (“PRSUs”), and RSU awards during the three months ended March 31, 2023. Refer to Note 13, Restructuring, for further details of the Restructuring Plan.
Stock Options
Stock options granted have a maximum term of ten years from the grant date, are exercisable upon vesting and vest over a period of four years. Stock option activity for the three months ended March 31, 2023 was as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Life in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2023	10,153,916	$7.23	6.16	$185,188
Exercised	(814,602)	6.81
Forfeited or cancelled	(205,644)	11.37
Outstanding at March 31, 2023	9,133,670	7.18	5.54	292,231
Vested and exercisable at March 31, 2023	7,314,438	6.49	5.34	239,011
Vested and unvested expected to vest at March 31, 2023	8,842,139	$7.02	5.50	$284,271
The aggregate intrinsic value represents the difference between the fair value of common stock and the exercise price of outstanding in-the-money options. The aggregate intrinsic value of exercised options for the three months ended March 31, 2023 and 2022 was $21,037 and $54,392, respectively. The tax benefit from stock options exercised was $1,129 and $5,758 for the three months ended March 31, 2023 and 2022, respectively.
No options were granted during the three months ended March 31, 2023 and 2022. The aggregate estimated fair value of stock options granted to participants that vested during the three months ended March 31, 2023 and 2022 was $3,836 and $4,698, respectively.
As of March 31, 2023, there was $12,600 of unrecognized stock-based compensation related to outstanding stock options granted that is expected to be recognized over a weighted-average period of 1.35 years.

RSUs
RSUs granted typically vest over four years. RSU activity for the three months ended March 31, 2023 was as follows:

	Shares	Weighted-Average Fair Value
Unvested balance at January 1, 2023	4,802,435	$44.25
Granted	3,713,808	33.97
Vested	(352,763)	48.46
Forfeited or cancelled	(912,505)	46.69
Unvested balance at March 31, 2023	7,250,975	38.47
Vested and expected to vest at March 31, 2023	4,596,651	$38.67
Forfeitures and cancellations of 912,505 shares during the three months ended March 31, 2023 were primarily due to the Restructuring Program.
As of March 31, 2023, there was $165,227 of unrecognized stock-based compensation related to outstanding RSUs granted that is expected to be recognized over a weighted-average period of 3.15 years.
PRSUs
The Company issued PRSUs which will vest based on the achievement of each award’s established performance targets. PRSU activity for the three months ended March 31, 2023 was as follows:

	Shares	Weighted-Average Fair Value
Unvested balance at January 1, 2023	666,122	$57.41
Granted	1,118,528	31.75
Vested	(21,947)	41.24
Forfeited or cancelled	(250,596)	34.25
Adjusted by performance factor	(436,387)	60.72
Unvested balance at March 31, 2023	1,075,720	$35.08
At the end of each reporting period, the Company will adjust compensation expense for the PRSUs based on its best estimate of attainment of specified performance metrics. The cumulative effect on current and prior periods of a change in the estimated number of PRSUs that are expected to be earned during the performance period will be recognized as an adjustment to earnings in the period of the revision. Compensation cost in connection with the probable number of shares that will vest will be recognized using the accelerated attribution method.
LTIP PRSUs
The Company grants Long Term Incentive Plan (“LTIP”) PRSUs to certain executives of the Company during the first fiscal quarter. A percentage of the LTIP PRSUs will become eligible to vest based on the Company’s financial performance level at the end of each fiscal year. The financial performance level is determined as the percentage equal to the sum of the revenue growth percentage and profitability percentage.
The number of LTIP PRSUs received will depend on the achievement of financial metrics relative to the approved performance targets. Depending on the actual financial metrics achieved relative to the target financial metrics throughout the defined performance period of the award, the number of LTIP PRSUs that vest could range from 0% to 200% of the target amount and are subject to the Board of Directors’ approval of the level of achievement against the approved performance targets.
Assuming the minimum performance target is achieved, one-third of the aggregate number of the LTIP PRSUs shall vest on the later of (i) March 1 of the year after grant or (ii) two trading days following the public release of the Company’s financial results, and the remainder shall vest in eight equal quarterly installments subject, in each case, to the individual’s continuous service through the applicable vesting date.

On February 24, 2022, the financial performance of the LTIP PRSUs granted in 2021 was determined to be achieved at 155% of the target amount. This resulted in a performance factor reduction of 89,769 shares from the original maximum shares achievable of 398,949.
On February 16, 2023, it was determined that the financial performance of the LTIP PRSUs granted in 2022 was not achieved. This resulted in a performance factor reduction of 436,387 shares from the original maximum shares achievable of 436,387.
On March 1, 2023, the Company granted an LTIP PRSU award (the “2023 LTIP PRSU”) with a maximum shares achievable of 1,118,528, subject to the above actual financial metrics achieved relative to the target financial metrics for fiscal year 2023. As of March 31, 2023, the Company determined that it was probable that the 2023 LTIP PRSUs granted with respect to the Company’s 2023 financial performance would vest.
There is $14,429 of unrecognized stock-based compensation that is expected to be recognized over a weighted-average period of 1.52 years in regards to the LTIP PRSUs.
Other PRSUs
In addition to the above awards, certain other PRSUs have been awarded subject to other various performance measures including the achievement of revenue targets.
As part of the Restructuring Plan, 20,000 PRSU shares were deemed achieved and $1,262 of stock-based compensation was included in Restructuring and other charges in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2023.
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
MRSU activity for the three months ended March 31, 2023 was as follows:

	Shares	Weighted-Average Fair Value
Unvested balance at January 1, 2023	3,000,000	$25.12
Granted	—	—
Unvested balance at March 31, 2023	3,000,000	$25.12
As of March 31, 2023, there was $46,142 of unrecognized stock-based compensation related to the MRSUs granted that is expected to be recognized over a weighted-average period of 3.37 years.

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

2022 Offerings
A new offering period commenced on May 23, 2022 and was scheduled to consist of two purchase periods, with purchase dates of November 18, 2022 and May 19, 2023 (the “First 2022 Offering”). In connection with the purchase period that ended on November 18, 2022, there were 111,851 shares of common stock, net of shares withheld for taxes, purchased by employees at a price of $24.03. Under the terms of the ESPP, since the Company’s stock price on the first day of the purchase period beginning on November 21, 2022 was lower than the stock price at the beginning of the First 2022 Offering, the First 2022 Offering terminated and a new 12 month offering automatically commenced on November 21, 2022, with scheduled purchase dates on May 19, 2023 and November 20, 2023 (the “Second 2022 Offering”).
The termination of the First 2022 Offering and commencement of the Second 2022 Offering was accounted for as a modification, which resulted in an incremental stock-based compensation of $2,069, which will be recognized over the remaining term of Second 2022 Offering.
During the three months ended March 31, 2023 and 2022, the Company recorded stock-based compensation associated with the ESPP of $625 and $1,361, respectively. As of March 31, 2023, $2,292 has been withheld on behalf of employees.
Restricted Shares
In connection with the closing of the Nimbella acquisition on September 1, 2021, the Company issued 200,204 shares of restricted stock for $63.11 per share for a total value of $12,635 to the founders of Nimbella. These shares vest equally on March 1, 2023 and September 1, 2024 and are expensed on a straight line basis over 36 months. The restricted stock is subject to forfeiture and dependent upon each founder’s continuous service on the vesting date.
As part of the Restructuring Plan, 33,963 shares of restricted stock that were issued to a former founder were vested upon the employee’s departure during the first quarter of 2023 and $2,147 of stock-based compensation was included in Restructuring and other charges in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2023.
Total stock-based compensation for the three months ended March 31, 2023 and 2022 was $934 and $1,053, respectively. As of March 31, 2023, there was $3,946 of unrecognized stock-based compensation related to outstanding restricted shares granted that is expected to be recognized over a weighted-average period of 1.44 years.
Stock-Based Compensation
Stock-based compensation was included in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$392	$432
Research and development	9,590	9,720
Sales and marketing	3,332	3,346
General and administrative	14,280	12,483
Restructuring and other charges	3,937	—
Total stock-based compensation	$31,531	$25,981
Excess income tax benefit related to stock-based compensation	$1,580	$9,418
Note 11. Net Loss per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss attributable to common stockholders	$(34,937)	$(18,568)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	95,565	106,980
Net loss per share attributable to common stockholders, basic and diluted	$(0.37)	$(0.17)
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of March 31,
	2023	2022
Stock Options	9,133,670	11,234,682
RSUs	7,250,975	3,937,760
PRSUs	1,075,720	792,011
MRSU	3,000,000	3,000,000
ESPP	404,536	125,524
Convertible Notes	8,402,700	8,402,700
Total	29,267,601	27,492,677
Note 12. Income Taxes
The computation of the provision for or benefit from income taxes for interim periods is determined by applying the estimated annual effective tax rate to year-to-date income (loss) before tax and adjusting for discrete tax items recorded in the period, if any.
For the three months ended March 31, 2023, the Company recorded a tax expense of $7,608. The effective tax rate for the three months ended March 31, 2023 was (27.8)%. The effective tax rate differs from the statutory rate primarily as a result of not recognizing deferred tax assets for U.S. losses due to a full valuation allowance against the U.S. deferred tax assets, excess tax benefits from stock-based compensation, and the mix of income in foreign jurisdictions.
For the three months ended March 31, 2022, the Company recorded a tax expense of $3,338. The effective tax rate for the three months ended March 31, 2022 was (21.9)%. The effective tax rate differs from the statutory rate primarily as a result of not recognizing deferred tax assets for U.S. losses due to a full valuation allowance against the U.S. deferred tax assets, and excess tax benefits from stock-based compensation.
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
For both the three months ended March 31, 2023 and 2022, uncertain tax positions recorded by the Company resulted in an expense of $83, respectively. To the extent the remaining uncertain tax positions are ultimately recognized, the Company’s effective tax rate may be impacted in future periods. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.
Note 13. Restructuring
In February 2023, the Company initiated the Restructuring Plan to adjust its cost structure and accelerate its timeline to achieve greater than 20% adjusted free cash flow margins, which includes both the elimination of positions across the Company as well as the shifting of additional positions across a broader geographical footprint. The aggregate restructuring charges in connection with the Restructuring Plan is approximately $24,000, which is expected to be substantially complete by the end of the third quarter of 2023.

The Company recorded Restructuring and other charges of $20,869 for the three months ended March 31, 2023, which consisted of $16,932 primarily related to one-time severance and benefit payments, as well as $3,937 of stock-based compensation related to vesting of certain equity awards.
The following table summarizes the Company’s restructuring liability that is included in Other current liabilities in the Condensed Consolidated Balance Sheets:

Severance and Other Employee Costs
Balance as of December 31, 2022	$—
Restructuring charges	16,932
Cash payments	(11,261)
Balance as of March 31, 2023	$5,671
Note 14. Subsequent Events
From April 1, 2023 through May 5, 2023, the Company repurchased and retired 1,646,270 shares of common stock pursuant to the 2023 Share Buyback Program for an aggregate purchase price of $59,949, which excludes the 1% excise tax of $599 imposed under the Inflation Reduction Act.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy, plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.
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
The lifecycle of a customer typically begins with users coming to our platform to explore a new technology or test an idea. Thousands of users come to DigitalOcean every month, paying a small amount to learn and to complete their discrete tasks. In many cases, these early users do not intend to remain on our platform beyond their initial testing. We refer to these users that spend less than $50 per month and utilize our platform for three months or less as “Testers”. Given their short time on our platform and their relatively small individual and aggregate spend, we do not consider Testers to be a meaningful part of our customer base. Once a user has remained on our platform for longer than three months, or spends greater than $50 per month, we consider them to be active and ongoing customers that have the intention to remain on our platform and to potentially scale their utilization of our products. We divide this customer population into the following three categories:
•Learners: users that both (i) spend less than or equal to $50 for the month-end period and (ii) have been on our platform for more than three months.
•Builders: users that spend greater than $50 and less than or equal to $500 for the month-end period.
•Scalers: users that spend greater than $500 for the month-end period.

As of March 31, 2023, we had approximately 614,000 Learners, Builders and Scalers using our platform to build, deploy and scale applications. While the number of Testers on our platform in any month has averaged approximately 60,000, the exact number of Testers at any point in time varies and revenue from Testers collectively represents less than

$1 million in revenue in a single month. The Company views Learners, Builders and Scalers as the most appropriate measure of our customer population, and Testers have therefore been excluded from the total customer population count.
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
We have historically generated almost all of our revenue from our efficient self-service customer acquisition model, which we complement with a targeted sales force focused on inside sales, outside sales and partnership opportunities to drive revenue growth. Our model enables customers to get started on our platform very quickly and without the need for assistance. We focus heavily on enabling a self-service, low-friction model that makes it easy for users to try, adopt and use our products. For the three months ended March 31, 2023 and 2022, our sales and marketing expense was approximately 11% and 15% of our revenue, respectively. The efficiency of our go-to-market model and our focus on the needs of the SMB market has enabled us to drive organic growth and establish a truly global customer base across a broad range of industries.
Our customers are spread across over 190 countries and around two-thirds of our revenue has historically come from customers located outside the United States. For the three months ended March 31, 2023, 38% of our revenue was generated from North America, 29% from Europe, 23% from Asia and 10% from the rest of the world.
Our average revenue per customer (consisting of the aggregate revenue and customer counts for our Learners, Builders and Scalers, but excluding revenue and user counts for Testers), or ARPU, has increased significantly from $76.45 in the quarter ended March 31, 2022 to $88.35 in the quarter ended March 31, 2023. We had no material customer concentration as our top 25 customers made up approximately 7% and 11% of our revenue in the three months ended March 31, 2023 and 2022, respectively. We have experienced strong and predictable growth in recent periods. Our annual run-rate revenue, or ARR, as of March 31, 2023 was $669 million up from $524 million as of March 31, 2022. ARR as of the end of each month represents total revenue for that month multiplied by 12.
Growing our Builders and Scalers (which we collectively refer to as our higher spend customers) is a critical focus for us, and we have successfully increased the number of these higher spend customers and their percentage of our total revenue. We had approximately 15,000 Scalers as of March 31, 2023, up from approximately 11,000 as of March 31, 2022. We had approximately 131,000 Builders as of March 31, 2023, up from approximately 91,000 as of March 31, 2022. Revenue from Builders and Scalers increased 42% and 27%, respectively, for the three months ended March 31, 2023 and 2022. Revenue from higher spend customers as a percentage of total revenue was 86% in the quarter ended March 31, 2023 and 84% in the quarter ended March 31, 2022.
Macroeconomic Conditions
Unfavorable conditions in the economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, labor shortages, supply chain disruptions, inflationary pressures, rising interest rates, financial and credit market fluctuations, volatility in the capital markets, liquidity concerns at, and failures of, banks and other financial institutions, international trade relations, political turmoil, natural catastrophes, outbreaks of contagious diseases, warfare and terrorist attacks on the United States, Europe or elsewhere, including military actions affecting Russia, Ukraine or elsewhere, could cause a decrease in business investments on information technology and negatively affect the growth of our business and our results of operations.
2023 Restructuring
On January 27, 2023, our Board of Directors approved a restructuring plan to adjust our cost structure and accelerate our timeline to achieve greater than 20% adjusted free cash flow margins. The restructuring plan includes both the elimination of positions across the company as well as the shifting of additional positions across a broader geographical footprint over the next several months, and is expected to be substantially complete by the end of the third quarter of 2023. See Note 13, Restructuring, in our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding these commitments.
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
Increasing Usage by Our Existing Customers
Our customer base represents a significant opportunity for further consumption of our services. We are highly focused on gaining a better understanding of the needs and growth plans of our existing customers. This deeper relationship with our customers will help us identify opportunities to educate our customer base on ways to utilize the platform more effectively for their individual use cases, as well as provide a feedback loop to inform our product roadmap. We expect to continue to increase our revenue from existing customers through the introduction of new products and features tailored to our customer base in addition to expanded customer outreach, focused on larger customers and specific use cases.
Growing Our Base of Higher Spend Customers
We believe there is a substantial opportunity to further expand our customer base to attract more businesses that can scale on our platform. We are investing in strategies that we believe will attract higher spend customers, including expansion of our sales team, and new marketing initiatives that further optimize our self-service revenue funnel to help customers expand their usage. In addition, our Cloudways acquisition added a significant number of higher spend customers to our platform due to the higher price point of its Managed Hosting offering.
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

Key Business Metrics
We utilize the key metrics set forth below to help us evaluate our business and growth, identify trends, formulate financial projections and make strategic decisions. We are not aware of any uniform standards for calculating these key metrics, and other companies may not calculate similarly titled metrics in a consistent manner, which may hinder comparability. The table below includes the impact of our Cloudways acquisition with respect to the metrics disclosed for the three months ended March 31, 2023.

	Three Months Ended March 31,
	2023	2022
Learners	467,600	444,320
Builders	131,109	91,425
Scalers	15,398	11,055
ARPU	$88.35	$76.45
ARR (in millions)	$669	$524
Net dollar retention rate	107%	117%
Learners, Builders & Scalers
While we believe the total number of these customers is an important indicator of the growth of our business and future revenue opportunity, the trends relating to our Builders and Scalers is of particular importance to us as these customers represent a significant majority of our revenue and revenue growth, and they are representative of the SMB customers that grow on our platform and use multiple products.
ARPU
We believe that our average revenue per customer, which we refer to as ARPU, is a strong indication of our ability to land new customers with higher spending levels and expand usage of our platform by our existing customers. We calculate ARPU on a monthly basis as our total revenue for Learners, Builders and Scalers in that period divided by the total number of Learner, Builder and Scaler customers determined as of the last day of that period. For a quarterly or annual period, ARPU is determined as the weighted average monthly ARPU over such three or 12-month period.
ARR
Given the renewable nature of our business, we view annual run-rate revenue as an important indicator of our current progress towards meeting our revenue targets and projected growth rate going forward. We calculate ARR at a point in time by multiplying the latest monthly period’s revenue by 12. For our ARR calculations, we include the total revenue from all customers, including Testers, Learners, Builders and Scalers.
Net Dollar Retention Rate
Our ability to maintain long-term revenue growth and achieve profitability is dependent on our ability to retain and grow revenue from our existing customers. We have a history of retaining customers for multiple years and in many cases increasing their spend with us over time. To help us measure our performance in this area, we monitor our net dollar retention rate. We calculate net dollar retention rate monthly by starting with the revenue from the cohort of all customers during the corresponding month 12 months prior, or the Prior Period Revenue. We then calculate the revenue from these same customers as of the current month, or the Current Period Revenue, including any expansion and net of any contraction or attrition from these customers over the last 12 months. The calculation also includes revenue from customers that generated revenue before, but not in, the corresponding month 12 months prior, but subsequently generated revenue in the current month and are therefore reflected in the Current Period Revenue. We include this group of re-engaged customers in this calculation because our customers frequently use our platform for projects that stop and start over time. We then divide the total Current Period Revenue by the total Prior Period Revenue to arrive at the net dollar retention rate for the relevant month. For our net dollar retention rate calculations, we include the total revenue from all customers, including Testers, Learners, Builders and Scalers. For a quarterly or annual period, the net dollar retention rate is determined as the average monthly net dollar retention rates over such three or 12-month period.
Components of Results of Operations
Revenue

We offer mission-critical solutions across IaaS, including our Droplet virtual machines, storage and networking offerings; PaaS, including our Managed Database and Managed Kubernetes offerings; and SaaS, including our Managed Hosting and Marketplace offerings. We recognize revenue based on the customer utilization of these resources. Customer contracts are primarily month-to-month and generally do not include any minimum guaranteed quantities or fees. Fees are billed monthly, and payment is typically due upon invoicing. Revenue is recognized net of allowances for credits and any taxes collected from customers, which are subsequently remitted to governmental authorities. We may offer sales incentives in the form of promotional and referral credits and grant credits to encourage customers to use our services. These types of promotional and referral credits typically expire in two months or less if not used. For credits earned with a purchase, they are recorded as contract liabilities when earned and recognized at the earlier of redemption or expiration. The majority of credits are redeemed in the month they are earned.
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
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of personnel costs of our sales, marketing and customer support employees including salaries, bonuses, benefits and stock-based compensation. Sales and marketing expenses also include costs for marketing programs, commissions, advertising and professional service fees. We expect sales and marketing expenses to continue to increase in absolute dollars as we enhance our product offerings and implement new marketing strategies.
General and Administrative Expenses
General and administrative expenses consist primarily of personnel costs of our human resources, legal, finance, and other administrative functions including salaries, bonuses, benefits, and stock-based compensation. General and administrative expenses also include provision for expected credit losses, software, payment processing fees, business insurance, depreciation and amortization expenses, rent and facilities costs, impairment of long-lived assets, and other administrative costs. We also expect general and administrative expenses to increase in absolute dollars as we continue to grow our business.
Restructuring and other charges
Restructuring and other charges consist primarily of personnel costs, such as notice period, employee severance payments and termination benefits, as well as stock-based compensation related to vesting of certain equity awards.
Other (Income) Expense
Other (income) expense consists primarily of accretion/amortization of premium/discounts and interest income from our available-for-sale investments, interest expense on our convertible notes and existing credit facility, loss on extinguishment of debt, and gains or losses on foreign currency exchange.

Income Tax Expense
Income tax expense consists primarily of income taxes in certain foreign and state jurisdictions in which we conduct business. We maintain a full valuation allowance on our U.S. federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred assets will not be realized.
Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended
	March 31,
	2023	2022

	(in thousands)
Revenue	$165,134	$127,327
Cost of revenue(1)	71,879	47,202
Gross profit	93,255	80,125
Operating expenses:
Research and development(1)	38,272	37,241
Sales and marketing(1)	17,709	19,044
General and administrative(1)	48,939	37,424
Restructuring and other charges(1)	20,869	—
Total operating expenses	125,789	93,709

Loss from operations	(32,534)	(13,584)
Other (income) expense	(5,205)	1,646
Loss before income taxes	(27,329)	(15,230)
Income tax expense	7,608	3,338
Net loss attributable to common stockholders	$(34,937)	$(18,568)
___________________
(1)    Includes stock-based compensation as follows:

	Three Months Ended
	March 31,
	2023	2022

	(in thousands)
Cost of revenue	$392	$432
Research and development	9,590	9,720
Sales and marketing	3,332	3,346
General and administrative	14,280	12,483
Restructuring and other charges	3,937	—
Total stock-based compensation	$31,531	$25,981

The following table sets forth our results of operations as a percentage of revenue for the periods presented:

	Three Months Ended
	March 31,
	2023	2022
Revenue	100%	100%
Cost of revenue	44	37
Gross profit	56	63
Operating expenses:
Research and development	23	29
Sales and marketing	11	15
General and administrative	30	29
Restructuring and other charges	13	—
Total operating expenses	77	73

Loss from operations	(21)	(10)
Other (income) expense	(3)	1
Loss before income taxes	(18)	(11)
Income tax expense	5	3
Net loss attributable to common stockholders*	(21)%	(15)%
*    Does not foot due to rounding
Comparison of the Three Months Ended March 31, 2023 and 2022
Revenue

	Three Months Ended March 31,
	2023	2022	$ Change	% Change

	(in thousands)
Revenue	$165,134	$127,327	$37,807	30%
Revenue increased $37.8 million, or 30%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to revenue from the Cloudways acquisition, a 16% increase in ARPU to $88.35 from $76.45, and an increase of 43% in the number of customers who spend more than $50 per month. The increase in ARPU was primarily driven by continued adoption of our products by our customers leading to higher average usage on our platform.
Cost of Revenue

	Three Months Ended March 31,
	2023	2022	$ Change	% Change

	(in thousands)
Cost of revenue	$71,879	$47,202	$24,677	52%
Cost of revenue increased $24.7 million, or 52%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to operating and variable lease costs relating to new co-location facilities, expansion of existing co-location facilities, and to a lesser extent higher depreciation, to support the growth in our business. Gross profit decreased to 56% for the three months ended March 31, 2023 from 63% for the three months ended March 31, 2022, primarily due to an increase in colocation and depreciation costs as a percentage of revenue.

Operating Expenses

	Three Months Ended March 31,
	2023	2022	$ Change	% Change

	(in thousands)
Research and development	$38,272	$37,241	$1,031	3%
Sales and marketing	17,709	19,044	(1,335)	(7)%
General and administrative	48,939	37,424	11,515	31%
Restructuring and other charges	20,869	—	20,869	100%
Total operating expenses	$125,789	$93,709	$32,080	34%
Research and development expenses increased $1.0 million, or 3%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to higher software license and professional services costs, partially offset by depreciation and amortization expense.
Sales and marketing expenses decreased $1.3 million, or 7%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to decreases in advertising costs partially offset by amortization of acquired intangible assets.
General and administrative expenses increased $11.5 million, or 31%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to acquisition related compensation, stock-based compensation, payment processing fees, and VAT and other foreign non-income taxes, partially offset by software license costs.
Restructuring and other charges increased $20.9 million, or 100%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to one-time severance and benefit payments, as well as stock-based compensation related to vesting of certain equity awards in connection with the restructuring we announced on February 16, 2023.
Other (Income) Expense

	Three Months Ended March 31,
	2023	2022	$ Change	% Change

	(in thousands)
Other (income) expense	$(5,205)	$1,646	$(6,851)	(416)%
Other (income) expense decreased $6.9 million, or 416%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to interest income and accretion from our marketable securities.
Income Tax Expense

	Three Months Ended March 31,
	2023	2022	$ Change	% Change

	(in thousands)
Income tax expense	$7,608	$3,338	$4,270	128%
Income tax expense increased $4.3 million, or 128%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to income taxes related to international jurisdictions in which we conduct business.
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

In February 2023, we began a common stock buyback program whereby we can repurchase up to an aggregate of $500.0 million of our common stock throughout fiscal year 2023. During the first quarter of 2023, we repurchased and retired 7,759,973 shares of common stock for a purchase price of $265.9 million.
As of March 31, 2023, we had $20.9 million in cash and cash equivalents and $591.7 million in marketable securities. Our cash and cash equivalents primarily consist of cash and money market funds. Our marketable securities consist of U.S. treasury securities and commercial paper.
We believe our existing cash and cash equivalents, cash flow from operations and availability under our Credit Facility will be sufficient to support working capital and capital expenditure requirements and our outstanding contractual commitments for at least the next 12 months from the date of issuance.
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
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(In thousands)	2023	2022
Net cash provided by operating activities	$36,215	$30,401
Net cash provided by (used in) investing activities	107,956	(1,121,024)
Net cash used in financing activities	(264,230)	(157,879)
Decrease in cash, cash equivalents and restricted cash	(120,088)	(1,248,551)
Operating Activities
Our largest source of operating cash is cash collections from sales to our customers. Our primary uses of cash from operating activities are for personnel costs, data center co-location expenses, marketing expenses, payment processing fees, bandwidth and connectivity, server maintenance and software licensing fees.
Net cash provided by operating activities was $36.2 million and $30.4 million for the three months ended March 31, 2023 and 2022, respectively, for which the increases in each year were primarily driven by an increase in cash collections from higher revenues, higher interest income and a lower cash bonus, partially offset by higher lease payments and restructuring costs.
Investing Activities
Net cash provided by investing activities was $108.0 million for the three months ended March 31, 2023 compared to $1.1 billion used in investing activities for the three months ended March 31, 2022. The change was driven by our initial investment into the available-for-sale securities portfolio in the first quarter of 2022, partially offset by portfolio maturities of $331.6 million in the first quarter of 2023.
Financing Activities
Net cash used in financing activities of $264.2 million for the three months ended March 31, 2023 was primarily due to the repurchase and retirement of our common stock for $265.9 million.
Net cash used in financing activities of $157.9 million for the three months ended March 31, 2022 was primarily due to the repurchase and retirement of our common stock for $150.0 million.
Contractual Obligations and Commitments
There have been no material changes to our obligations under our operating leases and purchase commitments as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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
There have been no material changes to our critical accounting policies as compared to those disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Recently Adopted Accounting Pronouncements
There were no accounting pronouncements recently issued that had or are expected to have a material impact on our consolidated financial statements. For a list of our new and recently adopted accounting pronouncements, see Note 2, Summary of Significant Accounting Policies, in our Notes to consolidated financial statements included in “Part II, Item 8. Financial Statements and Supplementary Data” included in the Form 10-K.
Non‑GAAP Financial Measures
To supplement our consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States, or GAAP, we provide investors with non-GAAP financial measures including: (i) adjusted EBITDA and adjusted EBITDA margin; (ii) non-GAAP net income and non-GAAP diluted net income per share; and (iii) adjusted free cash flow and adjusted free cash flow margin. These measures are presented for supplemental informational purposes only, have limitations as analytical tools and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In particular, adjusted free cash flow is not a substitute for cash provided by operating activities. Additionally, the utility of adjusted free cash flow as a measure of our financial performance and liquidity is further limited as it does not represent the total increase or decrease in our cash balance for a given period. Our calculations of each of these measures may differ from the calculations of measures with the same or similar titles by other companies and therefore comparability may be limited. Because of these limitations, when evaluating our performance, you should consider each of these non-GAAP financial measures alongside other financial performance measures, including the most directly comparable financial measure calculated in accordance with GAAP and our other GAAP results. A reconciliation of each of our non-GAAP financial measures to the most directly comparable financial measure calculated in accordance with GAAP is set forth below.
Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as net loss attributable to common stockholders, adjusted to exclude depreciation and amortization, stock-based compensation, interest expense, acquisition related compensation, acquisition and integration related costs, income tax expense, loss on extinguishment of debt, restructuring and other charges, restructuring related salary continuation charges, impairment of long-lived assets and other income. We define adjusted EBITDA margin as adjusted EBITDA as a percentage of revenue. We believe that adjusted EBITDA, when taken together with our GAAP financial results, provides meaningful supplemental information regarding our operating performance and facilitates internal comparisons of our historical operating performance on a more consistent basis by excluding certain items that may not be indicative of our business, results of operations or outlook. In particular, we believe that the use of adjusted EBITDA is helpful to our investors as it is a measure used by management in assessing the health of our business, determining incentive compensation, evaluating our operating performance, and for internal planning and forecasting purposes.
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
The following table presents a reconciliation of net loss attributable to common stockholders, the most directly comparable financial measure stated in accordance with GAAP, to adjusted EBITDA for each of the periods presented:

	Three Months Ended
	March 31,
(In thousands)	2023	2022
GAAP Net loss attributable to common stockholders	$(34,937)	$(18,568)

Adjustments:
Depreciation and amortization	28,913	23,933
Stock-based compensation	27,594	25,981
Interest expense	2,189	2,059
Acquisition related compensation	7,601	—
Acquisition and integration related costs	1,301	(46)
Income tax expense	7,608	3,338
Loss on extinguishment of debt	—	407
Restructuring and other charges	20,869	—
Restructuring related salary continuation charges	1,907	—
Impairment of long-lived assets	553	908
Other expense(1)	(7,394)	(820)
Adjusted EBITDA	$56,204	$37,192
As a percentage of revenue:
Adjusted EBITDA margin	34%	29%
___________________
(1)Other income (expense), net primarily consists of interest and accretion income from our marketable securities.
Non-GAAP Net Income and Non-GAAP Diluted Net Income Per Share
We define non-GAAP net income as Net loss attributable to common stockholders, excluding stock-based compensation, acquisition related compensation, amortization of acquired intangibles, acquisition and integration related costs, loss on extinguishment of debt, impairment of long-lived assets, restructuring and other charges, restructuring related salary continuation charges, and other unusual or non-recurring transactions as they occur. We define non-GAAP diluted net income per share as non-GAAP net income divided by the weighted-average shares including the dilutive effects of our stock options, RSUs, PRSUs, ESPP and Convertible Notes.
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
The following table presents a reconciliation of Net loss attributable to common stockholders, the most directly comparable financial measure stated in accordance with GAAP, to Non-GAAP Net income for each of the periods presented:

	Three Months Ended
	March 31,
(In thousands)	2023	2022
GAAP Net loss attributable to common stockholders	$(34,937)	$(18,568)
Stock-based compensation	27,594	25,981
Acquisition related compensation	7,601	—
Amortization of acquired intangibles	3,790	462
Acquisition and integration related costs	1,301	(46)
Loss on extinguishment of debt	—	407
Impairment of long-lived assets	553	908
Restructuring and other charges	20,869	—
Restructuring related salary continuation charges	1,907	—
Income tax effects of non-GAAP adjustments(1)	36	309
Non-GAAP net income	$28,714	$9,453
Deferred financing fees(2)	1,879	1,868
Non-GAAP net income used in computing Non-GAAP diluted net income per share(2)	$30,593	$11,321
Weighted-average shares used to compute Non-GAAP diluted net income per share	111,224	126,555
Non-GAAP diluted net income per share	$0.28	$0.09
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
(2)Non-GAAP net income has been adjusted for the dilutive impact of deferred financing fees related to the Convertible Notes.
Adjusted Free Cash Flow and Adjusted Free Cash Flow Margin
Adjusted free cash flow is a non-GAAP financial measure that we define as Net cash provided by operating activities less purchases of property and equipment, capitalized internal-use software costs, and excluding restructuring related costs, restructuring related salary charges, and acquisition and integration related costs. Adjusted free cash flow margin is calculated as adjusted free cash flow divided by total revenue.
We believe that adjusted free cash flow and adjusted free cash flow margin are useful indicators of liquidity that provide information to management and investors about the amount of cash generated from our core operations that can be used for strategic initiatives, including investing in our business and selectively pursuing acquisitions and strategic investments. We further believe that historical and future trends in adjusted free cash flow and adjusted free cash flow margin, even if negative, provide useful information about the amount of Net cash provided by operating activities that is available (or not available) to be used for strategic initiatives. One limitation of adjusted free cash flow and adjusted free cash flow margin is that they do not reflect our future contractual commitments. Additionally, adjusted free cash flow does not represent the total increase or decrease in our cash balance for a given period.
The following table presents our cash flows for the periods presented and a reconciliation of adjusted free cash flow and adjusted free cash flow margin to Net cash provided by operating activities the most directly comparable financial measure calculated in accordance with GAAP:

	Three Months Ended
	March 31,
(In thousands)	2023	2022
GAAP Net cash provided by operating activities	$36,215	$30,401
Adjustments:
Capital expenditures - property and equipment	(23,314)	(23,045)
Capital expenditures - internal-use software development	(1,794)	(2,276)
Restructuring related costs	11,261	—
Restructuring related salary continuation charges	1,907	—
Acquisition and integration related costs	1,468	97
Adjusted free cash flow	$25,743	$5,177
As a percentage of revenue:
GAAP Net cash provided by operating activities	22%	24%
Adjusted free cash flow margin	16%	4%
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
ITEM 1A. RISK FACTORS
Please refer to Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022 for a description of certain material risks and uncertainties to which our business, financial condition and results of operations are subject. There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
The following table provides information with respect to repurchases of shares of common stock by the Company during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Program(1)
January 1-31, 2023	—	$—	—	$500,000
February 1-28, 2023	1,311,933	33.51	1,311,933	456,035
March 1-31, 2023	6,448,040	34.42	6,448,040	234,099
Total	7,759,973	$34.27	7,759,973
(1)On February 14, 2023, the Company’s Board of Directors approved the repurchase of up to an aggregate of $500.0 million of the Company’s common stock (the “2023 Share Buyback Program”). Pursuant to the 2023 Share Buyback Program, repurchases of the Company’s common stock will occur using a variety of methods, which may include but are not limited to open market purchases, the implementation of a 10b5-1 plan, and/or any other available methods in accordance with SEC and other applicable legal requirements. The 2023 Share Buyback Program is authorized throughout fiscal year 2023 and will expire on December 31, 2023; however, the Company is not obligated to acquire any particular amount of common stock and the 2023 Share Buyback Program may be extended, modified, suspended or discontinued at any time at the Company’s discretion.
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

DigitalOcean Holdings, Inc.

Date:	May 9, 2023	By:	/s/ Yancey Spruill
Yancey Spruill
Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2023	By:	/s/ W. Matthew Steinfort
W. Matthew Steinfort
Chief Financial Officer
(Principal Financial Officer)