Form 10-K/A
period 2022-12-31
DigitalOcean Holdings, Inc.
filed 2023-08-11
CIK 1582961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE
DigitalOcean Holdings, Inc. (the “Company”) is filing this Annual Report on Form 10-K/A, Amendment No. 1 (the “Amended Report”) to amend its Annual Report on Form 10-K for the year ended December 31, 2022 originally filed with the Securities and Exchange Commission (“SEC”) on February 22, 2023 (the “Original Report”) to make certain changes, as described below.
In preparing the Company’s consolidated financial statements for the three and six months ended June 30, 2023, the Company identified errors primarily related to the Company’s accounting for income tax expense, of which $3.5 million results in the understatement of its reported loss for the year ended December 31, 2022. The Company assessed the materiality of the errors both quantitatively and qualitatively and determined these errors to be immaterial to the 2022 consolidated financial statements. However, the Company concluded that the effect of correcting the errors in 2023 (in aggregation with other 2023 errors) would materially misstate the Company’s unaudited consolidated financial statements for the three months ended March 31, 2023 and, accordingly, determined that it was necessary to revise the consolidated financial statements it previously issued with respect to the year ended December 31, 2022. The remainder of the notes to the Company's consolidated financial statements have been updated and revised, as applicable, to reflect the impacts of the adjustments described in Note 2. Summary of Significant Accounting Policies.
As a result of the errors described above and the related restatement, the Company has identified a material weakness in its internal control over financial reporting (“ICFR”), as described in more detail in Part II — Item 9A. Controls and Procedures. The Company’s management concluded that the Company’s disclosure controls and procedures (“DCP”) and ICFR were not effective as of December 31, 2022.
The Company is filing this Amended Report to restate management’s assessment of the Company’s ICFR and its DCP to indicate that they were not effective as of December 31, 2022 because of the identification of this material weakness in its ICFR. The Company’s independent registered public accounting firm for the year ended December 31, 2022, Ernst & Young LLP, has also restated their opinion on the Company’s ICFR. A discussion of the Company’s plans to remediate this material weakness is set forth in Part II — Item 9A. Controls and Procedures.
This Amended Report also reflects the correction of certain immaterial errors in our previously issued consolidated financial statements as of and for the year ended December 31, 2022 included in this filing as an immaterial revision of the previously reported financial statements and related notes thereto. For a more detailed description of this revision, refer to the section entitled Note 2. Summary of Significant Accounting Policies.

This Amended Report amends and restates the following items of the Original Report as of and for the year ended December 31, 2022:

•Special Note Regarding Forward-Looking Statements
•Part I — Item 1A. Risk Factors
•Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part II — Item 8. Financial Statements and Supplementary Data
•Part II — Item 9A. Controls and Procedures
•Part IV — Item 15. Exhibits, Financial Statement Schedules
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amended Report includes new certifications specified in Rule 13a-14 under the Exchange Act, from the Company’s Chief Executive Officer and Chief Financial Officer dated as of the date of filing of this Amended Report.

Pursuant to Rule 12b-15 under the Exchange Act, this Amended Report contains only the items and exhibits to the Original Report that are being amended and restated, and unaffected items and exhibits are not included herein. Except as noted herein, the information included in the Original Report remains unchanged. This Amended Report continues to describe the conditions as of the date of the Original Report and, except as contained herein, we have not updated or modified the disclosures contained in the Original Report to reflect any events that have occurred after the Original Report. Accordingly, forward-looking statements included in this Amended Report may represent management’s views as of the Original Report and should not be assumed to be accurate as of any date thereafter. This Amended Report should be read in conjunction with the Company's filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

TABLE OF CONTENTS

PART I
		Page
Item 1A.	Risk Factors	4
PART II
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	32
Item 8.	Financial Statements and Supplementary Data	49
Item 9A.	Controls and Procedures	90
PART IV
Item 15.	Exhibits, Financial Statement Schedules	94
	Signatures	97

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Amended Report contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Amended Report, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
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
•the growth rates of the markets in which we compete;
•risks related to the restatement of our previously issued unaudited condensed consolidated financial statements for the three months ended March 31, 2023, as included in the Quarterly Report on Form 10-Q for the three months ended March 31, 2023 filed with the SEC on May 9, 2023, and any potential litigation or investigation related to such restatement;
•our ability to maintain effective ICFR and DCP, including our ability to remediate any existing material weakness in our ICFR and the timing of any such remediation, as well as to reestablish effective ICFR and DCP; and
•the other factors that are described in this report under the heading “Risk Factors.”
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Amended Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Amended Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Amended Report. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Amended Report. And while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
The forward-looking statements made in this Amended Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Amended Report to reflect events or circumstances after the date of this Amended Report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

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
•We have identified a material weakness in our internal control over financial reporting, and our management has concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as of the end of the period covered by this report. While we are working to remediate the identified material weakness, we cannot assure you that additional material weaknesses or significant deficiencies will not occur in the future. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.
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
We have incurred significant losses since inception. We generated net loss attributable to common stockholders of $27.8 million, $19.5 million and $43.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $214.3 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses will increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.
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
As of December 31, 2022, we had NOL carryforwards for federal and state income tax purposes of approximately $102.6 million and $41.8 million, respectively, which may be available to offset taxable income in the future. Certain of the state NOL carryforwards will expire in various years beginning in 2023 if not utilized. A lack of future taxable income would adversely affect our ability to utilize some of these NOLs before they expire. Under current law, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020, is limited to 80% of taxable income. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We may experience a future ownership change under Section 382 of the Code that could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, could cause our existing NOLs to expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.
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
•Any of these developments could adversely affect our results of operations.

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
Risk Relating to Material Weakness
We have identified a material weakness in our internal control over financial reporting, and our management has concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as of the end of the period covered by this report. While we are working to remediate the identified material weakness, we cannot assure you that additional material weaknesses or significant deficiencies will not occur in the future. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.
The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. As disclosed in this Amended Report, in the course of preparing our interim financial statements for the fiscal quarter ended June 30, 2023, we identified a material weakness in our internal control over financial reporting, which existed as of December 31, 2022. The material weakness was caused by inadequate controls over our tax processes, including the treatment of deferred taxes and tax rate application, described in more detail under the heading Part II — Item 9A. Controls and Procedures in this Amended Report. We have commenced efforts to remediate the material weakness as described in more detail under the heading Part II — Item 9A. Controls and Procedures in this Amended Report. The material weakness in our internal control over financial reporting will not be considered remediated until the controls operate for a sufficient period of time and management has concluded, through testing, that these controls operate effectively. If we do not successfully remediate the material weakness, or if other material weaknesses or other deficiencies arise in the future, we may be unable to accurately report our financial results, which could cause our financial results to be materially misstated and require restatement. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the control deficiencies that led to a material weakness in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses.
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

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes and other financial information included in Item 8 of this Annual Report on Form 10-K/A. This discussion, particularly information with respect to our outlook, key trends and uncertainties, our plans and strategy for our business, and our performance and future success, includes forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, particularly in the section entitled “Special Note Regarding Forward-Looking Statements” and Part I, Item 1A, “Risk Factors.” In addition, for more information regarding key factors affecting our performance, see “Key Factors Affecting Our Performance” below.
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
Results of Operations
The following table sets forth our results of operations for the periods presented:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Revenue	$576,322	$428,561	$318,380
Cost of revenue(1)	211,927	170,595	145,532
Gross profit	364,395	257,966	172,848
Operating expenses:
Research and development(1)	143,885	115,684	74,970
Sales and marketing(1)	81,022	50,878	33,472
General and administrative(1)	165,185	102,590	80,197
Total operating expenses	390,092	269,152	188,639

Loss from operations	(25,697)	(11,186)	(15,791)
Other (income) expense	(1,812)	7,015	26,866
Loss before income taxes	(23,885)	(18,201)	(42,657)
Income tax expense	3,919	1,302	911
Net loss attributable to common stockholders	$(27,804)	$(19,503)	$(43,568)
___________________
(1)Includes stock-based compensation as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Cost of revenue	$1,820	$1,147	$545
Research and development	39,354	23,315	7,765
Sales and marketing	14,909	8,471	1,924
General and administrative	49,746	28,644	19,222
Total	$105,829	$61,577	$29,456
Stock-based compensation for the year ended December 31, 2020 included compensation of $18.3 million related to secondary sales of common stock by certain current and former employees, which is primarily included in General and administrative. There were no such expenses recorded for the years ended December 31, 2022 or 2021.

The following table sets forth our results of operations as a percentage of revenue for the periods presented:

	Year Ended December 31,
	2022	2021	2020
Revenue	100%	100%	100%
Cost of revenue	37	40	46
Gross profit	63	60	54
Operating expenses:
Research and development	25	27	24
Sales and marketing	14	12	11
General and administrative	29	24	25
Total operating expenses*	68	63	59

Loss from operations	(5)	(3)	(5)
Other (income) expense	—	2	8
Loss before income taxes*	(4)	(4)	(13)
Income tax expense	1	—	—
Net loss attributable to common stockholders*	(5)%	(5)%	(14)%
* May not foot due to rounding
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

Operating Expenses

	Years Ended December 31,
	2022	2021	$ Change	% Change

	(in thousands)
Research and development	$143,885	$115,684	$28,201	24%
Sales and marketing	81,022	50,878	30,144	59%
General and administrative	165,185	102,590	62,595	61%
Total operating expenses	$390,092	$269,152	$120,940	45%
Research and development expenses increased $28.2 million, or 24%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to higher personnel costs and stock-based compensation.
Sales and marketing expenses increased $30.1 million, or 59%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to higher personnel costs and stock-based compensation, and increases in advertising costs and amortization of our acquired intangibles.
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
Income Tax Expense

	Years Ended December 31,
	2022	2021	$ Change	% Change

	(in thousands)
Income tax expense	$3,919	$1,302	$2,617	201%
Income tax expense increased $2.6 million, or 201%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to income taxes related to international jurisdictions in which we conduct business.
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
The following table presents a reconciliation of Loss from operations, the most directly comparable financial measure stated in accordance with GAAP, to Non-GAAP income from operations for each of the periods presented:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Loss from operations	$(25,697)	$(11,186)	$(15,791)
Adjustments:
Stock-based compensation	$105,829	$61,577	$29,456
Acquisition related compensation	9,443	—	—
Amortization of acquired intangibles	6,301	671	304
Acquisition and integration related costs	5,439	469	—
Impairment of long-lived assets	1,635	285	1,222
Restructuring and severance	—	—	4,213
Non-GAAP income from operations	$102,950	$51,816	$19,404
Operating margin	(4)%	(3)%	(5)%
Non-GAAP Operating margin	18%	12%	6%
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

The following table presents a reconciliation of Net loss attributable to common stockholders, the most directly comparable financial measure stated in accordance with GAAP, to adjusted EBITDA for each of the periods presented:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Net loss attributable to common stockholders	$(27,804)	$(19,503)	$(43,568)

Adjustments:
Depreciation and amortization	$102,232	$88,371	$75,574
Stock-based compensation	105,828	61,577	29,456
Interest expense	8,396	3,744	13,610
Acquisition related compensation	9,443	—	—
Acquisition and integration related costs	5,439	469	—
Income tax (benefit) expense	3,919	1,302	912
Loss on extinguishment of debt	407	3,435	259
Restructuring and severance	—	—	4,213
Impairment of long-lived assets	1,635	285	1,222
Revaluation of warrants	—	(556)	12,825
Release of VAT reserve	—	(3,188)	—
Other(1)	(10,615)	707	1,564
Adjusted EBITDA	$198,880	$136,643	$96,067
Adjusted EBITDA margin	35%	32%	30%
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
The following table presents a reconciliation of Net loss attributable to common stockholders, the most directly comparable financial measure stated in accordance with GAAP, to Non-GAAP Net income for each of the periods presented:

	Year Ended December 31,
(In thousands except per share data)	2022	2021	2020
GAAP Net loss attributable to common stockholders	$(27,804)	$(19,503)	$(43,568)
Stock-based compensation	105,829	61,577	29,456
Acquisition related compensation	9,443	—	—
Amortization of acquired intangible assets	6,301	671	304
Acquisition and integration related costs	5,439	469	—
Release of VAT reserve	—	(3,188)	—
Loss on extinguishment of debt	407	3,435	259
Impairment of long-lived assets	1,635	285	1,222
Restructuring and severance	—	—	4,213
Revaluation of warrants	—	(556)	12,825
Income tax effects of non-GAAP adjustments(1)	(34)	235	6
Non-GAAP Net income(2)	$101,216	$43,425	$4,717
Non-GAAP Diluted net income per share(2)(3)	$0.91	$0.37	$0.11
Weighted-average shares used to compute Non-GAAP diluted net income per share	118,178	118,028	41,658
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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2023, except for the effect of the material weakness described in the third paragraph of that report, as to which date is August 11, 2023 expressed an adverse opinion thereon.
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
New York, New York
February 22, 2023, except for Notes 2 and 13, as to which the date is August 11, 2023.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of DigitalOcean Holdings, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited DigitalOcean Holdings, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, DigitalOcean Holdings, Inc. and subsidiaries (the Company) has not maintained effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
In our report dated February 22, 2023, we expressed an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria. Subsequent to that evaluation, management reevaluated the effectiveness of the Company’s internal control over financial reporting and identified a material weakness related to accounting for income taxes as of December 31, 2022. As a result, management has revised its assessment, as presented in the accompanying Management's Annual Report on Internal Control over Financial Reporting; to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2022. Accordingly, our present opinion on the effectiveness of internal control over financial reporting as of December 31, 2022, as expressed herein, is different from that expressed in our previous report.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management did not design and maintain effective controls over the accounting for income taxes. Specifically, management did not have the appropriate skills and level of experience to assess complicated tax matters. Additionally, management did not properly identify, risk assess, design and maintain effective controls related to the income tax provision, including controls related to the evaluation of tax deductions and the impact on the tax provision.
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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive loss, stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes of the Company. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated February 22, 2023, except for Notes 2 and 13 as to which the date is August 11, 2023, which expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
New York, New York
February 22, 2023, except for the effect of the material weakness described in the third paragraph above, as to which the date is August 11, 2023.

DIGITALOCEAN HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$140,772	$1,713,387
Marketable securities	723,462	—
Accounts receivable, less allowance for credit losses of $6,099 and $4,212, respectively	53,833	39,619
Prepaid expenses and other current assets	27,924	17,050
Total current assets	945,991	1,770,056

Property and equipment, net	273,170	249,643
Restricted cash	1,935	2,038
Goodwill	315,168	32,170
Intangible assets, net	118,928	42,915
Operating lease right-of-use assets, net	153,701	—
Deferred tax assets	751	88
Other assets	5,987	4,085
Total assets	$1,815,631	$2,100,995

Current liabilities:
Accounts payable	$21,138	$12,657
Accrued other expenses	33,987	31,907
Deferred revenue	5,550	4,826
Operating lease liabilities, current	57,432	—
Other current liabilities	47,409	8,849
Total current liabilities	165,516	58,239

Deferred tax liabilities	20,757	421
Long-term debt	1,470,270	1,462,676
Operating lease liabilities, non-current	107,693	—
Other long-term liabilities	3,826	1,462
Total liabilities	1,768,062	1,522,798
Commitments and Contingencies (Note 9)

Preferred stock ($0.000025 par value per share; 10,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2022 and December 31, 2021)	—	—
Common stock ($0.000025 par value per share; 750,000,000 shares authorized; 96,732,507 and 109,175,863 issued; and 96,732,507 and 107,207,635 outstanding as of December 31, 2022 and December 31, 2021, respectively)	2	2
Treasury stock, at cost (0 shares at December 31, 2022 and 1,968,228 shares at December 31, 2021)	—	(4,598)
Additional paid-in capital	263,957	769,705
Accumulated other comprehensive loss	(2,048)	(374)
Accumulated deficit	(214,342)	(186,538)
Total stockholders’ equity	47,569	578,197

Total liabilities and stockholders’ equity	$1,815,631	$2,100,995
See accompanying notes to consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue	$576,322	$428,561	$318,380
Cost of revenue	211,927	170,595	145,532
Gross profit	364,395	257,966	172,848
Operating expenses:
Research and development	143,885	115,684	74,970
Sales and marketing	81,022	50,878	33,472
General and administrative	165,185	102,590	80,197
Total operating expenses	390,092	269,152	188,639

Loss from operations	(25,697)	(11,186)	(15,791)

Other (income) expense:
Interest expense	8,396	3,744	13,610
Loss on extinguishment of debt	407	3,435	259
Other (income) expense, net	(10,615)	(164)	12,997
Other (income) expense	(1,812)	7,015	26,866

Loss before income taxes	(23,885)	(18,201)	(42,657)
Income tax expense	3,919	1,302	911
Net loss attributable to common stockholders	$(27,804)	$(19,503)	$(43,568)
Net loss per share attributable to common stockholders, basic and diluted	$(0.28)	$(0.21)	$(1.05)
Weighted-average shares used to compute net loss per share, basic and diluted	100,806	93,224	41,658
See accompanying notes to consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss attributable to common stockholders	$(27,804)	$(19,503)	$(43,568)
Other comprehensive loss:
Foreign currency translation adjustments, net of taxes	(411)	(129)	(133)
Unrealized loss on available-for-sale marketable securities, net of taxes	(1,263)	—	—
Comprehensive loss	$(29,478)	$(19,632)	$(43,701)
See accompanying notes to consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehen-sive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	40,750,324	$123,264	41,095,849	$1	(1,968,228)	$(4,598)	$55,896	$(112)	$(123,467)	$(72,280)
Issuance of common stock under stock option plan	—	—	4,203,490	—	—	—	13,905	—	—	13,905
Issuance of convertible preferred stock	4,721,905	49,810	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	29,982	—	—	29,982
Other comprehensive loss	—	—	—	—	—	—	—	(133)	—	(133)
Net loss attributable to common stockholders	—	—	—	—	—	—	—	—	(43,568)	(43,568)
Balance at December 31, 2020	45,472,229	173,074	45,299,339	1	(1,968,228)	(4,598)	99,783	(245)	(167,035)	(72,094)
Issuance of common stock in connection with initial public offering, net of underwriting discounts and issuance costs	—	—	16,500,000	1	—	—	722,980	—	—	722,981
Issuance of common stock under equity incentive plan, net of taxes withheld	—	—	3,793,386	—	—	—	15,502	—	—	15,502
Issuance of common stock under employee stock purchase plan, net of taxes withheld	—	—	117,996	—	—	—	4,401	—	—	4,401
Issuance of common stock for acquisition	—	—	636,994	—	—	—	27,566	—	—	27,566
Exercise of common stock warrants	—	—	296,848	—	—	—	—	—	—	—
Conversion of redeemable preferred stock warrants to common stock warrants	—	—	—	—	—	—	13,906	—	—	13,906
Conversion of convertible preferred stock to common stock in connection with initial public offering	(45,472,229)	(173,074)	45,472,229	—	—	—	173,074	—	—	173,074
Repurchase and retirement of common stock	—	—	(2,940,929)	—	—	—	(350,000)	—	—	(350,000)
Stock-based compensation	—	—	—	—	—	—	62,493	—	—	62,493
Other comprehensive loss	—	—	—	—	—	—	—	(129)	—	(129)
Net loss attributable to common stockholders	—	—	—	—	—	—	—	—	(19,503)	(19,503)
Balance at December 31, 2021	—	—	109,175,863	2	(1,968,228)	(4,598)	769,705	(374)	(186,538)	578,197
Issuance of common stock under equity incentive plan, net of taxes withheld	—	—	2,894,748	—	—	—	(16,626)	—	—	(16,626)
Issuance of common stock under employee stock purchase plan, net of taxes withheld	—	—	256,718	—	—	—	7,925	—	—	7,925
Repurchase and retirement of common stock	—	—	(13,626,594)	—	—	—	(600,000)	—	—	(600,000)
Retirement of treasury stock	—	—	(1,968,228)	—	1,968,228	4,598	(4,598)	—	—	—
Stock-based compensation	—	—	—	—	—	—	107,551	—	—	107,551
Other comprehensive loss	—	—	—	—	—	—	—	(1,674)	—	(1,674)
Net loss attributable to common stockholders	—	—	—	—	—	—	—	—	(27,804)	(27,804)
Balance at December 31, 2022	—	$—	96,732,507	$2	—	$—	$263,957	$(2,048)	$(214,342)	$47,569

See accompanying notes to consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net loss attributable to common stockholders	$(27,804)	$(19,503)	$(43,568)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	102,232	88,372	75,574
Stock-based compensation	105,829	61,577	29,456
Provision for expected credit losses	16,551	9,207	11,089
Operating lease right-of-use assets and liabilities, net	11,417	—	—
Loss on extinguishment of debt	407	3,435	259
Net accretion of discounts and amortization of premiums on investments	(6,135)	—	—
Release of VAT reserve	—	(3,188)	—
Non-cash interest expense	7,880	1,357	1,107
Loss on impairment of long-lived assets	1,635	285	1,222
Revaluation of warrants	—	(556)	12,825
Deferred income taxes	(1,835)	17	71
Acquisition related compensation	9,443	—	—
Other	166	(36)	53
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(26,645)	(20,684)	(18,452)
Prepaid expenses and other current assets	(1,424)	1,130	(11,198)
Accounts payable and accrued expenses	5,500	9,439	2,383
Deferred revenue	(290)	(51)	567
Other assets and liabilities	(1,775)	2,308	(2,930)
Net cash provided by operating activities	195,152	133,109	58,458

Investing activities
Capital expenditures - property and equipment	(106,389)	(97,072)	(98,360)
Capital expenditures - internal-use software development	(8,913)	(6,391)	(12,328)
Purchase of intangible assets	(4,915)	(5,636)	(5,118)
Cash paid for acquisition of businesses, net of cash acquired	(305,170)	(5,000)	—
Cash paid for asset acquisitions	(5,400)	—	—
Purchase of available-for-sale securities	(1,695,165)	—	—
Sales of available-for-sale securities	19,992	—	—
Maturities of available-for-sale securities	956,847	—	—
Purchased interest on available-for-sale securities	(1,575)	—	—
Proceeds from interest on available-for-sale securities	1,549	—	—
Proceeds from sale of equipment	981	494	173
Net cash used in investing activities	(1,148,158)	(113,605)	(115,633)

Financing activities
Proceeds from issuance of convertible notes, net of issuance costs	—	1,462,195	—
Repayment of capital leases	—	—	(3,801)
Repayment of notes payable	—	(33,214)	(14,080)
Proceeds from third-party secured financings	—	—	7,795
Repayment of term loan	—	(166,813)	(73,500)
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
Revision of Previously Issued Financial Statements
In preparing the Company’s consolidated financial statements for the three and six months ended June 30, 2023, the Company identified errors primarily related to the Company’s accounting for income tax expense, of which $3.5 million results in the understatement of its reported loss for the year ended December 31, 2022. The Company assessed the materiality of the errors both quantitatively and qualitatively and determined these errors to be immaterial to the 2022 consolidated financial statements. However, the Company concluded that the effect of correcting the errors in 2023 (in aggregation with other 2023 errors) would materially misstate the Company’s unaudited consolidated financial statements for the three months ended March 31, 2023 and, accordingly, determined that it was necessary to revise the consolidated financial statements it previously issued with respect to the year ended December 31, 2022. The remainder of the notes to the Company's consolidated financial statements have been updated and revised, as applicable, to reflect the impacts of the adjustments described in this Note 2.
The following table presents the impact of correcting the errors previously discussed on the affected line items as of and for the year ended December 31, 2022:

	December 31, 2022
Consolidated Balance Sheet	As Previously Reported	Adjustments	As Revised
Prepaid expenses and other current assets	$28,485	$(561)	$27,924
Total current assets	$946,552	$(561)	$945,991
Goodwill	$313,718	$1,450	$315,168
Operating lease right-of-use assets, net	$154,501	$(800)	$153,701
Other assets	$6,353	$(366)	$5,987
Total assets	$1,815,908	$(277)	$1,815,631
Operating lease liabilities, current	$57,682	$(250)	$57,432
Other current liabilities	$45,913	$1,496	$47,409
Total Current Liabilities	$164,270	$1,246	$165,516
Deferred tax liabilities	$18,209	$2,548	$20,757
Operating lease liabilities, non-current	$108,243	$(550)	$107,693
Total Liabilities	$1,764,818	$3,244	$1,768,062
Accumulated deficit	$(210,821)	$(3,521)	$(214,342)
Total Stockholders’ Equity	$51,090	$(3,521)	$47,569
Total liabilities and stockholders’ equity	$1,815,908	$(277)	$1,815,631

	December 31, 2022
Consolidated Statements of Operations	As Previously Reported	Adjustments	As Revised
Sales and marketing	$81,544	$(522)	$81,022
Total operating expenses	$390,614	$(522)	$390,092
Loss from operations	$(26,219)	$522	$(25,697)
Loss before income taxes	$(24,407)	$522	$(23,885)
Income tax (benefit) expense	$(124)	$4,043	$3,919
Net loss attributable to common stockholders	$(24,283)	$(3,521)	$(27,804)
Net loss per share attributable to common stockholders, basic and diluted	$(0.24)	$(0.04)	$(0.28)

	December 31, 2022
Consolidated Statements of Comprehensive Loss	As Previously Reported	Adjustments	As Revised
Net loss attributable to common stockholders	$(24,283)	$(3,521)	$(27,804)
Comprehensive loss	$(25,957)	$(3,521)	$(29,478)

	December 31, 2022
Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)	As Previously Reported	Adjustments	As Revised
Net loss attributable to common stockholders	$(24,283)	$(3,521)	$(27,804)
Accumulated deficit	$(210,821)	$(3,521)	$(214,342)
Total stockholders’ equity	$51,090	$(3,521)	$47,569

	December 31, 2022
Consolidated Statements of Cash Flows	As Previously Reported	Adjustments	As Revised
Net loss attributable to common stockholders	$(24,283)	$(3,521)	$(27,804)
Deferred income taxes	$(4,383)	$2,548	$(1,835)
Prepaid expenses and other current assets	$(535)	$(889)	$(1,424)
Other assets and liabilities	$(3,637)	$1,862	$(1,775)

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

Goodwill and Indefinite-Lived Intangible Assets
Goodwill is an asset representing the future economic benefit arising from other assets acquired in a business combination which are not individually identified and separately recognized. The Company does not amortize goodwill. Goodwill has resulted from the acquisition of Nanobox, Inc. (“Nanobox”) on April 4, 2019, Nimbella Corp. (“Nimbella”) on September 1, 2021, and Cloudways Ltd. (“Cloudways”) on September 1, 2022 as discussed in Note 3. Goodwill is reviewed for impairment on an annual basis as of October 1st of each year, or more frequently if a triggering event occurs. Goodwill was $315,168 and $32,170 as of December 31, 2022 and 2021, respectively, and reflects the excess of cost over fair market value of the identifiable assets of the company acquired.
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
Long-lived assets includes property and equipment and operating leases. The geographic locations of the Company’s long-lived assets, net, based on physical location of the assets is as follows:

	December 31,
	2022	2021
United States	$206,118	$134,347
Singapore	60,307	23,520
Germany	50,274	28,824
Netherlands	35,951	26,979
Other	74,221	35,973
Total	$426,871	$249,643
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

The following table sets forth the components and the allocation of the purchase price for the business combination and summarizes the preliminary fair values of the assets acquired and liabilities assumed at the Acquisition Date:

Total consideration:
Cash paid to Cloudways sellers	$278,187
Cash contributed to escrow accounts	42,000
Other expenses	150
Less: Cash pre-funded from contingent compensation	(9,100)
Total consideration paid	$311,237

Cash and cash equivalents	$5,827
Accounts receivable	4,753
Prepayments and other current assets	547
Other long term assets	711
Identifiable intangible assets	72,000
Accounts payable	(1,820)
Accrued expenses	(957)
Deferred revenue	(1,013)
Deferred tax liabilities	(21,686)
Other current liabilities	(30,362)
Net identifiable assets acquired	28,000
Goodwill	283,237
Total fair value of net assets acquired	$311,237
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
Goodwill and Intangible Assets, net
Movements in goodwill during the years ended December 31, 2022 and 2021 were as follows:

Balance at January 1, 2021	$2,674
Acquisition of Nimbella	29,496
Balance at December 31, 2021	32,170
Acquisition of Cloudways	283,237
Measurement period adjustment(1)	(239)
Balance at December 31, 2022	$315,168
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
Accrued other expenses
Accrued other expenses consisted of the following:

	December 31,
	2022	2021
Accrued bonuses	$9,772	$19,083
Accrued capital expenditures	9,852	3,398
Other accrued expenses	14,363	9,426
Total accrued other expenses	$33,987	$31,907

Other current liabilities
Other current liabilities consisted of the following:

	December 31,
	2022	2021
Accrued taxes	$40,848	$6,755
Contingent compensation	5,617	—
ESPP withholding	944	1,495
Other current liabilities	—	599
Total other current liabilities	$47,409	$8,849
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
The components of lease expense were as follows:

Year Ended
December 31, 2022
Operating lease expense	$54,440
Variable lease expense	6,149
Short-term lease expense	1,799
Total lease expense	$62,388
Supplemental cash flow information related to leases was as follows:

Year Ended
December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:	$49,870
Operating right-of-use assets obtained in exchange for operating lease liabilities	204,105
Weighted average remaining lease term and discount rate were as follows:

December 31, 2022
Weighted-average remaining lease term (in years)	2.8
Weighted-average discount rate	5.0%
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
Maturities of lease liabilities as of December 31, 2022 were as follows:

Operating Leases(1)
2023	$64,277
2024	68,240
2025	28,472
2026	12,003
2027	6,237
Total undiscounted liabilities	179,229
Less: Imputed interest	(14,104)
Total present value of lease liabilities	165,125
Less: Current portion of operating lease liabilities	(57,432)
Operating lease liabilities, non-current	$107,693

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

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net loss attributable to common stockholders	$(27,804)	$(19,503)	$(43,568)
Denominator:
Weighted average shares, in thousands, used to compute net loss per share, basic and diluted	100,806	93,224	41,658
Net loss per share attributable to common stockholders, basic and diluted	$(0.28)	$(0.21)	$(1.05)
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year Ended December 31,
	2022	2021	2020
Series Seed	—	—	12,517,832
Series A-1	—	—	17,995,460
Series B	—	—	10,237,032
Series C	—	—	4,721,905
Warrants	—	—	308,632
Stock Options	10,153,916	12,434,159	16,933,494
RSUs	4,802,435	3,334,137	413,750
PRSUs	666,122	578,949	—
MRSU	3,000,000	3,000,000	—
ESPP	307,828	268,391	—
Convertible Notes	8,402,700	8,402,700	—
Total	27,333,001	28,018,336	63,128,105
Note 13. Income Taxes
Loss before income taxes from U.S. and foreign operations were as follows:

	Year Ended December 31,
	2022	2021	2020
U.S.	$(16,866)	$(20,285)	$(44,163)
Foreign	(7,019)	2,084	1,506
Total loss before income taxes	$(23,885)	$(18,201)	$(42,657)
Total income tax expense included in the Consolidated Statements of Operations is comprised of the following:

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$—	$—	$—
State	242	138	59
Foreign	5,482	1,147	781
Total current	$5,724	$1,285	$840

Deferred:
Federal	$368	$(103)	$81
State	44	45	32
Foreign	(2,217)	75	(42)
Total deferred	(1,805)	17	71
Total income tax expense	$3,919	$1,302	$911
The following table reconciles our benefit of income taxes at the statutory rate to the effective tax rate, using a U.S. federal statutory tax rate of 21%:

	Year Ended December 31,
	2022	2021	2020
Tax benefit at federal statutory rate	$(5,016)	$(3,836)	$(8,957)
State and local taxes, net of federal benefit	(205)	(239)	72
Foreign tax rate differential	168	207	136
Stock-based compensation	(3,077)	(22,071)	4,001
Unrealized loss on warrant liability	—	3,150	—
Nondeductible/nontaxable items	3,603	473	149
Unrecognized tax positions	1,482	(40)	119
Change in valuation allowance	4,442	21,969	5,578
GILTI	427	—	199
162(m) limitation	7,058	4,927	—
R&D credit	(4,432)	—	—
Warrant exercise	—	(3,419)	—
Other	(531)	181	(386)
Total income tax expense	$3,919	$1,302	$911

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2022	2021
Deferred tax assets:
Accounts receivable	$1,337	$957
Accrued expenses	4,288	154
Capitalized research and development	32,374	—
Operating lease liability	38,934	—
Net operating loss carryforwards	24,435	44,049
Stock-based compensation	953	5,513
Rent payable	—	499
Tax credit carryforwards	4,184	70
Other	511	570
Gross deferred tax assets	107,016	51,812
Less: valuation allowance	(47,361)	(42,919)
Total net deferred tax asset	$59,655	$8,893

Deferred tax liability
Depreciation and amortization	$(43,137)	$(9,226)
Operating lease ROU asset	(36,524)	—
Total deferred tax liability	(79,661)	(9,226)
Total net deferred tax liability	$(20,006)	$(333)
For tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures, as defined under IRC Section 174, in the year incurred. Instead, taxpayers are required to amortize such expenditures over five years if incurred in the U.S. and over fifteen years if incurred in a foreign jurisdiction. For the twelve months ended December 31, 2022, the Company conformed to this change in tax law.
As of December 31, 2022, the Company had state and local net operating loss (“NOL”) carryforwards of $41,794, which will begin to expire on various dates from 2023 through 2041. The Company had $102,596 of federal NOLs and $38 of foreign NOLs which do not expire.
The total NOL and expirations are as follows:

	NOL Carryforward
	Total	1-3 Years	3-5 Years	More than 5 Years	Unlimited
Federal	$102,596	$—	$—	$—	$102,596
State and local	41,794	28	25	35,821	5,920
Foreign	38	—	—	—	38
Total	$144,428	$28	$25	$35,821	$108,554
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

The valuation allowance activity for the periods indicated is as follows:

	December 31,
	2022	2021
Balance as of the beginning of period	$(42,919)	$(20,950)
Additions charged to expense	(4,442)	(21,969)
Balance as of the end of period	$(47,361)	$(42,919)

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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2022	2021	2020
Balance of unrecognized tax benefits at beginning of year	$721	$822	$752
Additions based on tax positions related to the current period	3,014	—	70
Additions for tax positions of prior periods	2,833	—	—
Additions recorded as part of business combination	11,106	—	—
Reductions for tax positions of prior periods	(630)	(101)	—
Balance of unrecognized tax benefits at end of year	$17,044	$721	$822
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
The total amount of unrecognized tax benefits relating to the Company’s tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. The outcomes and timing of such events are highly uncertain. However, the Company’s reasonable estimate of the range of gross unrecognized tax benefits, excluding interest and penalties, that could potentially be reduced during the next twelve months is $17,044.
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
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We acquired Cloudways Ltd. in the third quarter of 2022, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, Cloudways Ltd.’s internal control over financial reporting associated with total assets of $366.1 million and total revenues of $20.5 million included in our consolidated financial statements as of and for the year ended December 31, 2022. The audit of our internal control over financial reporting also excluded an evaluation of the internal control over financial reporting of Cloudways Ltd.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, at the time the Annual Report on Form 10-K was filed on February 22, 2023, our Chief Executive Officer and our Chief Financial Officer, concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Subsequent to that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness in our internal control over financial reporting described below.
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
In Management’s Report on Internal Control Over Financial Reporting included in the Annual Report on Form 10-K filed on February 22, 2023, management concluded that we maintained effective internal control over financial reporting as of December 31, 2022.
Subsequent to that evaluation, management re-evaluated the effectiveness of our internal control over financial reporting and identified a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We did not design and maintain effective controls over the accounting for income taxes. Specifically, we did not have the appropriate skills and level of experience to assess complicated tax matters. Additionally, we did not properly identify, risk assess, design and maintain effective controls related to the income tax provision, including controls related to the evaluation of tax deductions and the impact on our tax provision. This material weakness resulted in immaterial errors to the income tax expense, deferred taxes, accrued tax liabilities and income tax disclosures in the 2022 consolidated financial statements. This material weakness could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.
Management subsequently concluded that the material weaknesses described above existed as of December 31, 2022. As a result, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2022, based on the criteria in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Accordingly, management has revised its report on internal control over financial reporting.
In light of the material weakness described above, we performed additional analyses and other procedures including but not limited to, a detailed review of the 2022 tax provision and review of existing elections and treatment as of and for the year-ended December 31, 2022, to ensure the consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).
Accordingly, management concluded that the consolidated financial statements in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.
Our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report included on page 52.
Remediation Plan with Respect to Material Weakness
Management is committed to taking the necessary steps to remediate the above identified material weakness. We are implementing a plan to remediate the material weakness as follows:
a.In March 2023, we hired a VP of Tax with over 25 years of tax leadership experience.
b.We plan to augment our team with additional tax personnel with the appropriate knowledge, training and experience to analyze, record and disclose tax accounting matters timely and accurately, and to design and maintain appropriate accounting policies, procedures and controls over income and other taxes, commensurate with our financial reporting requirements.
c.In the second quarter of 2023, we began to supplement our tax resources through the use of a third-party tax advisor and intend to continue utilizing the third-party tax advisor.
d.In the second quarter of 2023, we began to design and implement controls to address the identification, accounting, reporting and review of complex tax transactions.
The Audit Committee has directed management to develop a detailed plan and timetable for the implementation of the foregoing remedial measures and will monitor their implementation. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of our internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.
We have made progress remediating the material weakness, and we believe our remediation plan to be sufficient to remediate the identified material weakness. However, the implementation of these remediation measures requires validation and testing of the design and operating effectiveness of internal control over a sustained period of financial reporting prior to reaching a determination that the material weakness has been remediated. As we continue to validate and test our internal control over financial reporting, we may determine that additional measures or modifications to the remediation plan are necessary or appropriate.
Changes in Internal Control Over Financial Reporting
Except as described above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Amended Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

(3) Exhibits.

	Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Share Purchase Agreement, dated as of August 19, 2022, by and among DigitalOcean, LLC, Cloudways Ltd., each of the shareholders of Cloudways identified on the signature pages thereto and Shareholder Representative Services LLC.	8-K	001-40252	2.1	8/23/22
3.1	Amended and Restated Certificate of Incorporation of DigitalOcean Holdings, Inc.	8-K	001-40252	3.1	3/31/21
3.2	Amended and Restated Bylaws of DigitalOcean Holdings, Inc.	8-K	001-40252	3.2	3/31/21
4.1	Form of Common Stock Certificate.	S-1	333-253483	4.1	2/25/21
4.2	Indenture, dated as of November 18, 2021, between DigitalOcean Holdings, Inc. and U.S. Bank National Association as trustee.	8-K	001-40252	4.1	11/18/21
4.3	Form of certificate representing the 0% Convertible Senior Notes due 2026.	8-K	001-40252	4.2	11/18/21
4.4	Description of Capital Stock.	10-K	001-40252	4.4	2/25/22
10.1	Amended and Restated Investors’ Rights Agreement, dated as of May 8, 2020, by and among the Registrant and certain of its stockholders.	S-1	333-253483	10.1	2/25/21
10.2	DigitalOcean Holdings, Inc. 2013 Stock Plan, as amended.	S-1	333-253483	10.2	2/25/21
10.2.1	Form of Option Agreement, Notice of Stock Option Grant and Exercise Notice under 2013 Stock Plan.	S-1	333-253483	10.2.1	2/25/21
10.2.2	Form of Restricted Stock Unit Award Agreement under 2013 Stock Plan.	S-1	333-253483	10.2.2	2/25/21
10.3	DigitalOcean Holdings, Inc. 2021 Equity Incentive Plan.	S-1/A	333-253483	10.3	3/15/21
10.3.1	Form of Option Agreement, Notice of Stock Option Grant and Exercise Notice under 2021 Equity Incentive Plan.	S-1/A	333-253483	10.3.1	3/15/21
10.3.2	Form of Restricted Stock Unit Award Agreement under 2021 Equity Incentive Plan.	S-1/A	333-253483	10.3.2	3/15/21
10.4	DigitalOcean Holdings, Inc. 2021 Employee Stock Purchase Plan.	S-1/A	333-253483	10.4	3/15/21
10.5	Amended Non-Employee Director Compensation Policy.	10-K	001-40252	10.5	2/22/23
10.6	Form of Indemnification Agreement entered into by and between Registrant and each director and executive officer.	S-1	333-253483	10.6	2/25/21
10.7	Employment Agreement between Registrant and Yancey Spruill, dated March 8, 2021.	S-1/A	333-253483	10.7	3/15/21
10.8	Employment Agreement between Registrant and Carly Brantz, dated March 8, 2021.	S-1/A	333-253483	10.8	3/15/21
10.9	Employment Agreement between Registrant and Jeffrey Guy, dated March 8, 2021.	S-1/A	333-253483	10.9	3/15/21
10.10	Employment Agreement between Registrant and Alan Shapiro, dated March 8, 2021.	10-Q	001-40252	10.1	5/05/22
10.11	Employment Agreement between Registrant and Gabriel Monroy, dated September 10, 2021.	10-Q	001-40252	10.2	5/05/22
10.12	Employment Agreement between Registrant and W. Matthew Steinfort, dated November 15, 2022.	8-K	001-40252	10.1	11/17/22
10.13	Employment Agreement between Registrant and William Sorenson, dated March 8, 2021.	8-K	001-40252	10.1	8/08/22

10.14	Transition Agreement between Registrant and William Sorenson, dated August 5, 2022.	8-K	001-40252	10.2	8/08/22
10.15	Second Amended and Restated Credit Agreement, dated as of February 13, 2020, between the Registrant, DigitalOcean, LLC, KeyBank National Association and the other parties thereto.	S-1	333-253483	10.8	2/25/21
10.16	Amendment No. 1 and Incremental Term Loan Assumption Agreement, dated as of March 18, 2020, between the Registrant, ServerStack, Inc., Morgan Stanley Senior Funding, Inc., KeyBank National Association and the other parties thereto.	S-1	333-253483	10.9	2/25/21
10.17	Amendment No. 2 to Credit Agreement, dated as of November 15, 2021, between DigitalOcean Holdings, Inc., DigitalOcean, LLC, the lenders party thereto and KeyBank National Association, as Administrative Agent.	8-K	001-40252	10.1	11/18/21
10.18	Third Amended and Restated Credit Agreement, dated as of March 29, 2022, between DigitalOcean Holdings, Inc., DigitalOcean, LLC, the lenders party thereto and KeyBank National Association, as Administrative Agent.	8-K	001-40252	10.1	03/30/22
21.1	List of Subsidiaries of DigitalOcean Holdings, Inc.	10-K	001-40252	21.1	2/22/23
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.					X
31.1	Certification of Yancey Spruill, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of W. Matthew Steinfort, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
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

DigitalOcean Holdings, Inc.

Date:	August 11, 2023	By:	/s/ Yancey Spruill
Yancey Spruill
Chief Executive Officer
(Principal Executive Officer)