Form 10-Q/A
period 2023-03-31
DigitalOcean Holdings, Inc.
filed 2023-08-11
CIK 1582961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE
DigitalOcean Holdings, Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q/A, Amendment No. 1 (the “Amended Report”) to amend its Quarterly Report on Form 10-Q for the three months ended March 31, 2023 originally filed with the Securities and Exchange Commission (“SEC”) on May 9, 2023 (the “Original Report”). The purpose of this Amended Report is to amend and restate the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2023.
As previously disclosed in the Company’s Current Report on Form 8-K, filed on August 3, 2023, management determined that the Company’s previously issued unaudited condensed consolidated financial statements for the three months ended March 31, 2023, as included in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023 filed with the SEC on May 9, 2023 (the “First Quarter 2023 10-Q”), should no longer be relied upon due to the discovery, in the course of preparing the Company’s interim financial statements for the fiscal quarter ended June 30, 2023, of errors in the Company’s accounting for income tax expense primarily relating to the calculation of certain capitalized research or experimental expenditures under Section 174 of the Internal Revenue Code of 1986, which impacted the Company’s income tax provision ("Section 174 Error") resulting in adjustments to other current liabilities, deferred tax assets and tax expense (benefit). Additionally, in connection with the restatement, the Company is correcting other immaterial errors.
As a result of the Section 174 Error, accrued taxes as of March 31, 2023 were overstated and the income tax expense for the three months ended March 31, 2023 was overstated by approximately $15 million. Additionally, the Company is correcting other immaterial errors, which includes the following: an income tax error related to transfer pricing reduced tax expense by approximately $4 million; and other immaterial errors that impacted operating lease right-of-use assets, net, operating lease liabilities, current, operating lease liabilities, non-current and sales and marketing expenses.The Company concluded these errors relating to the three months ended March 31, 2023 and other previously identified immaterial errors relating to the year ended December 31, 2022, which were originally recorded as out-of-period adjustments in the three months ended March 31, 2023, in aggregate, were material to the condensed consolidated financial statements. Therefore, the Company has corrected the errors and restated the previously issued unaudited condensed consolidated financial statements for the three months ended March 31, 2023.
The restatement of the Company's unaudited condensed consolidated financial statements for the three months ended March 31, 2023 included in this Amended Report does not impact the Company’s reported revenue or net cash provided by operating activities for the three months ended March 31, 2023. Additional details regarding the restatement and an explanation of the impact on the Company’s financial statements as originally reported are contained in Note 2. Summary of Significant Accounting Policies, Restatement of Previously Issued Financial Statements in this Amended Report.
As a result of the errors described above and the related restatement, the Company has identified a material weakness in its internal control over financial reporting (“ICFR”), as described in more detail in Part I — Item 4. Controls and Procedures. The Company’s management concluded that the Company’s disclosure controls and procedures (“DCP”) and ICFR were not effective as of December 31, 2022 and the Company's DCP were not effective as of March 31, 2023 because of this material weakness. A discussion of the Company’s plans to remediate this material weakness is set forth in Part I — Item 4. Controls and Procedures.
Items Amended in This Filing
This Amended Report amends and restates the following items of the Original Report for the fiscal quarter ended March 31, 2023:
•Special Note Regarding Forward-Looking Statements
•Part I — Item 1. Financial Statements (Unaudited)
•Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part I — Item 4. Controls and Procedures
•Part II — Item 1A. Risk Factors
•Part II — Item 6. Exhibits
This Form 10-Q/A has not been updated for events occurring after the filing of the Original Form 10-Q, except to reflect the foregoing. Except as relating to the identified errors and the restatement described above, discussions within Part

I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other forward-looking statements made in our Original Report have not been revised in this Amended Report to reflect events that occurred at a later date or facts that subsequently became known to the Company and should be read in their historical context.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amended Report includes new certifications specified in Rule 13a-14 under the Exchange Act, from the Company’s Chief Executive Officer and Chief Financial Officer dated as of the date of filing of this Amended Report.
Pursuant to Rule 12b-15 under the Exchange Act, this Amended Report contains only the items and exhibits to the Original Report that are being amended and restated, and unaffected items and exhibits are not included herein. Except as noted herein, the information included in the Original Report remains unchanged. This Amended Report continues to describe the conditions as of the date of the Original Report and, except as contained herein, we have not updated or modified the disclosures contained in the Original Report to reflect any events that have occurred after the Original Report. Accordingly, forward-looking statements included in this Amended Report may represent management’s views as of the Original Report and should not be assumed to be accurate as of any date thereafter. This Amended Report should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

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
•risks related to the restatement of our previously issued unaudited condensed consolidated financial statements for the three months ended March 31, 2023, as included in the Original Report, and any potential litigation or investigation related to such restatement;
•our ability to maintain effective ICFR and DCP, including our ability to remediate any existing material weakness in our ICFR and the timing of any such remediation, as well as to reestablish effective ICFR and DCP; and
•the other factors that are described under the heading “Risk Factors” in our Annual Report on Form 10-K/A and elsewhere in this report.
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Amended Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K/A and elsewhere in this Amended Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Amended Report. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	March 31, 2023	December 31, 2022
	(restated)
Current assets:
Cash and cash equivalents	$20,872	$140,772
Marketable securities	591,681	723,462
Accounts receivable, less allowance for credit losses of $6,148 and $6,099, respectively	54,972	53,833
Prepaid expenses and other current assets	31,087	27,924
Total current assets	698,612	945,991

Property and equipment, net	277,957	273,170
Restricted cash	1,747	1,935
Goodwill	296,579	315,168
Intangible assets, net	117,638	118,928
Operating lease right-of-use assets, net	185,081	153,701
Deferred tax assets	753	751
Other assets	5,594	5,987
Total assets	$1,583,961	$1,815,631

Current liabilities:
Accounts payable	$11,005	$21,138
Accrued other expenses	38,220	33,987
Deferred revenue	5,015	5,550
Operating lease liabilities, current	73,080	57,432
Other current liabilities	43,203	47,409
Total current liabilities	170,523	165,516

Deferred tax liabilities	4,379	20,757
Long-term debt	1,472,148	1,470,270
Operating lease liabilities, non-current	133,013	107,693
Other long-term liabilities	6,506	3,826
Total liabilities	1,786,569	1,768,062
Commitments and Contingencies (Note 8)

Preferred stock ($0.000025 par value per share; 10,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022)	—	—
Common stock ($0.000025 par value per share; 750,000,000 shares authorized; 89,983,568 and 96,732,507 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)	2	2
Additional paid-in capital	28,781	263,957
Accumulated other comprehensive loss	(679)	(2,048)
Accumulated deficit	(230,712)	(214,342)
Total stockholders’ (deficit) equity	(202,608)	47,569

Total liabilities and stockholders’ equity	$1,583,961	$1,815,631
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2023	2022
	(restated)
Revenue	$165,134	$127,327
Cost of revenue	71,879	47,202
Gross profit	93,255	80,125
Operating expenses:
Research and development	38,272	37,241
Sales and marketing	18,231	19,044
General and administrative	48,939	37,424
Restructuring and other charges	20,869	—
Total operating expenses	126,311	93,709

Loss from operations	(33,056)	(13,584)

Other (income) expense:
Interest expense	2,189	2,059
Loss on extinguishment of debt	—	407
Other (income) expense, net	(7,394)	(820)
Other (income) expense	(5,205)	1,646

Loss before income taxes	(27,851)	(15,230)
Income tax (benefit) expense	(11,481)	3,338
Net loss attributable to common stockholders	$(16,370)	$(18,568)
Net loss per share attributable to common stockholders, basic and diluted	$(0.17)	$(0.17)
Weighted-average shares used to compute net loss per share, basic and diluted	95,565	106,980
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2023	2022
	(restated)
Net loss attributable to common stockholders	$(16,370)	$(18,568)
Other comprehensive loss:
Foreign currency translation adjustments, net of taxes	126	(18)
Unrealized gain (loss) on available-for-sale marketable securities, net of taxes	1,243	(1,908)
Comprehensive loss	$(15,001)	$(20,494)
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehen-sive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	96,732,507	$2	—	$—	$263,957	$(2,048)	$(214,342)	$47,569
Issuance of common stock under equity incentive plan, net of taxes withheld	1,011,034	—	—	—	1,461	—	—	1,461
Repurchase and retirement of common stock	(7,759,973)	—	—	—	(268,560)	—	—	(268,560)
Stock-based compensation	—	—	—	—	31,923	—	—	31,923
Other comprehensive income	—	—	—	—	—	1,369	—	1,369
Net loss attributable to common stockholders	—	—	—	—	—	—	(16,370)	(16,370)
Balance at March 31, 2023 (restated)	89,983,568	$2	—	$—	$28,781	$(679)	$(230,712)	$(202,608)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehen-sive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	109,175,863	$2	(1,968,228)	$(4,598)	$769,705	$(374)	$(186,538)	$578,197
Issuance of common stock under equity incentive plan, net of taxes withheld	1,357,665	—	—	—	(6,709)	—	—	(6,709)
Repurchase and retirement of common stock	(2,577,471)	—	—	—	(150,000)	—	—	(150,000)
Stock-based compensation	—	—	—	—	26,392	—	—	26,392
Other comprehensive loss	—	—	—	—	—	(1,926)	—	(1,926)
Net loss attributable to common stockholders	—	—	—	—	—	—	(18,568)	(18,568)
Balance at March 31, 2022	107,956,057	$2	(1,968,228)	$(4,598)	$639,388	$(2,300)	$(205,106)	$427,386

See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
	(restated)
Operating activities
Net loss attributable to common stockholders	$(16,370)	$(18,568)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,913	23,933
Stock-based compensation	31,531	25,981
Provision for expected credit losses	3,987	4,023
Loss on extinguishment of debt	—	407
Net accretion of discounts and amortization of premiums on investments	(3,436)	(117)
Non-cash interest expense	1,983	1,959
Loss on impairment of long-lived assets	553	—
Deferred income taxes	1,589	—
Operating lease right-of-use assets and liabilities, net	9,523	445
Other	590	697
Changes in operating assets and liabilities:
Accounts receivable	(5,125)	(6,931)
Prepaid expenses and other current assets	(2,568)	2,843
Accounts payable and accrued expenses	(11,031)	(10,455)
Deferred revenue	(535)	422
Other assets and liabilities	(3,389)	5,762
Net cash provided by operating activities	36,215	30,401

Investing activities
Capital expenditures - property and equipment	(23,314)	(23,045)
Capital expenditures - internal-use software development	(1,794)	(2,276)
Cash paid for asset acquisitions	(2,500)	(4,000)
Purchase of available-for-sale securities	(195,910)	(1,091,279)
Maturities of available-for-sale securities	331,581	—
Purchased interest on available-for-sale securities	(113)	(1,530)
Proceeds from interest on available-for-sale securities	—	649
Proceeds from sale of equipment	6	457
Net cash provided by (used in) investing activities	107,956	(1,121,024)

Financing activities
Payment of debt issuance costs	—	(921)
Proceeds related to the issuance of common stock under equity incentive plan	5,535	5,426
Employee payroll taxes paid related to net settlement of equity awards	(3,864)	(12,384)
Repurchase and retirement of common stock	(265,901)	(150,000)
Net cash used in financing activities	(264,230)	(157,879)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(29)	(49)
Decrease in cash, cash equivalents and restricted cash	(120,088)	(1,248,551)
Cash, cash equivalents and restricted cash - beginning of period	151,807	1,715,425
Cash, cash equivalents and restricted cash - end of period	$31,719	$466,874
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include accounts of the Company and all wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of March 31, 2023, results of operations for the three months ended March 31, 2023 and 2022, cash flows for the three months ended March 31, 2023 and 2022, and stockholders’ (deficit) equity for the three months ended March 31, 2023 and 2022.
Restatement of Previously Issued Financial Statements
As previously disclosed in the Company’s Current Report on Form 8-K, filed on August 3, 2023, management determined that the Company’s previously issued unaudited condensed consolidated financial statements for the three months ended March 31, 2023, as included in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023 filed with the SEC on May 9, 2023 (the “First Quarter 2023 10-Q”), should no longer be relied upon due to the discovery, in the course of preparing the Company’s interim financial statements for the fiscal quarter ended June 30, 2023, of errors in the Company’s accounting for income tax expense primarily relating to the calculation of certain capitalized research or experimental expenditures under Section 174 of the Internal Revenue Code of 1986, which impacted the Company’s income tax provision ("Section 174 Error") resulting in adjustments to other current liabilities, deferred tax assets and tax expense (benefit). Additionally, in connection with the restatement, the Company is correcting other immaterial errors.
As a result of the Section 174 Error, accrued taxes as of March 31, 2023 were overstated and the income tax expense for the three months ended March 31, 2023 was overstated by approximately $15 million. Additionally, the Company is correcting other immaterial errors, which includes the following: an income tax error related to transfer pricing reduced tax expense by approximately $4 million; and other immaterial errors that impacted operating lease right-of-use assets, net, operating lease liabilities, current, operating lease liabilities, non-current and sales and marketing expenses.The Company concluded these errors relating to the three months ended March 31, 2023 and other previously identified immaterial errors relating to the year ended December 31, 2022, which were originally recorded as out-of-period adjustments in the three months ended March 31, 2023, in aggregate, were material to the condensed consolidated financial statements. Therefore, the Company has corrected the errors and restated the previously issued unaudited condensed consolidated financial statements for the three months ended March 31, 2023.

The following table presents the impact of correcting the errors previously discussed on the affected line items of the previously issued condensed consolidated financial statements as of and for the three months ending March 31, 2023:

	March 31, 2023
Condensed Consolidated Balance Sheet	As Previously Reported	Adjustments	As Restated
Operating lease right-of-use assets, net	$185,516	$(435)	$185,081
Total assets	$1,584,396	$(435)	$1,583,961
Operating lease liabilities, current	$73,058	$22	$73,080
Other current liabilities	$58,856	$(15,653)	$43,203
Total current liabilities	$186,154	$(15,631)	$170,523
Deferred tax liabilities	$3,771	$608	$4,379
Operating lease liabilities, non-current	$133,471	$(458)	$133,013
Total liabilities	$1,802,050	$(15,481)	$1,786,569
Accumulated deficit	$(245,758)	$15,046	$(230,712)
Total stockholders’ deficit	$(217,654)	$15,046	$(202,608)
Total liabilities and stockholders’ equity	$1,584,396	$(435)	$1,583,961

	Three Months Ended March 31, 2023
Condensed Consolidated Statement of Operations	As Previously Reported	Adjustments	As Restated
Sales and marketing	$17,709	$522	$18,231
Total operating expenses	$125,789	$522	$126,311
Loss from Operations	$(32,534)	$(522)	$(33,056)
Loss before income taxes	$(27,329)	$(522)	$(27,851)
Income tax expense (benefit)	$7,608	$(19,089)	$(11,481)
Net loss attributable to common stockholders	$(34,937)	$18,567	$(16,370)
Net loss per share attributable to common stockholders, basic and diluted	$(0.37)	$0.20	$(0.17)

	Three Months Ended March 31, 2023
Condensed Consolidated Statement of Comprehensive Loss	As Previously Reported	Adjustments	As Restated
Net loss attributable to common stockholders	$(34,937)	$18,567	$(16,370)
Comprehensive loss	$(33,568)	$18,567	$(15,001)

	Three Months Ended March 31, 2023
Condensed Consolidated Statement of Stockholders’ (Deficit) Equity	As Previously Reported	Adjustments	As Restated
Net loss attributable to common stockholders	$(34,937)	$18,567	$(16,370)
Accumulated deficit	$(245,758)	$15,046	$(230,712)
Total stockholders’ deficit	$(217,654)	$15,046	$(202,608)
The impact of errors arising in periods commencing prior to January 1, 2023 have been reflected as a reduction to opening accumulated deficit in the amount of $3,521 in the Condensed Consolidated Statement of Stockholders’ Equity.

	Three Months Ended March 31, 2023
Condensed Consolidated Statement of Cash Flows	As Previously Reported	Adjustments	As Restated
Net loss attributable to common stockholders	$(34,937)	$18,567	$(16,370)
Prepaid expenses and other current assets	$(2,755)	$187	$(2,568)
Other assets and liabilities	$12,804	$(16,193)	$(3,389)
Net cash provided by operating activities	$36,215	$—	$36,215
In addition, the following footnotes have been updated to reflect the restated amounts:
•Note 11. Net Loss per Share Attributable to Common Stockholders
•Note 12. Income Taxes
Some of these errors, which are immaterial in aggregate, also impacted the year ended December 31, 2022 financial statements. Refer to the Form 10-K/A filed with the SEC on August 11, 2023 for additional disclosures.
Reclassifications
As previously disclosed in the Annual Report on Form 10-K/A for the year ended December 31, 2022, the Company adopted Accounting Standard Update 2016-02, Leases (“ASC 842”) using the modified retrospective transition method as of the first day of fiscal year 2022. The impact of the adoption of ASC 842 on previously reported interim financial statements during the year ended December 31, 2022, included the recognition of right-of-use assets and lease liabilities for operating leases. The adoption of ASC 842 also resulted in changes to certain lines within operating activities in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statement of Cash Flows due to changes in operating assets and liabilities for the related accounts. These changes to previously disclosed amounts conform to the current period presentation. Additionally, certain other reclassifications were made to prior period amounts in order to conform to the current period presentation.
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

Long-lived assets includes property and equipment and operating leases. The geographic locations of the Company’s long-lived assets, net, based on physical location of the assets is as follows:

	March 31, 2023	December 31, 2022
United States	$207,013	$206,118
Singapore	57,150	60,307
Germany	71,232	50,274
Netherlands	54,777	35,951
Other	72,866	74,221
Total	$463,038	$426,871
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
During the three months ended March 31, 2023, the Company recorded a measurement period adjustment of $18,589 to decrease Goodwill and a corresponding decrease to Deferred tax liabilities on the Condensed Consolidated Balance Sheets. Additionally, the change to the provisional amount resulted in an increase to Income tax (benefit) expense and Deferred tax liabilities of $1,589. The measurement period adjustment is a result of new information obtained about facts and circumstances that existed as of the acquisition date.
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
Stock-Based Compensation
Stock-based compensation was included in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$392	$432
Research and development	9,590	9,720
Sales and marketing	3,332	3,346
General and administrative	14,280	12,483
Restructuring and other charges	3,937	—
Total stock-based compensation	$31,531	$25,981
Excess income tax benefit related to stock-based compensation	$1,580	$9,418
Note 11. Net Loss per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2023	2022
	(restated)
Numerator:
Net loss attributable to common stockholders	$(16,370)	$(18,568)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	95,565	106,980
Net loss per share attributable to common stockholders, basic and diluted	$(0.17)	$(0.17)
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of March 31,
	2023	2022
Stock Options	9,133,670	11,234,682
RSUs	7,250,975	3,937,760
PRSUs	1,075,720	792,011
MRSU	3,000,000	3,000,000
ESPP	404,536	125,524
Convertible Notes	8,402,700	8,402,700
Total	29,267,601	27,492,677
Note 12. Income Taxes
The computation of the provision for or benefit from income taxes for interim periods is determined by applying the estimated annual effective tax rate to year-to-date income (loss) before tax and adjusting for discrete tax items recorded in the period, if any.
For the three months ended March 31, 2023, the Company recorded a tax benefit of $11,481. The effective tax rate for the three months ended March 31, 2023 was 41.2%. The effective tax rate differs from the statutory rate primarily as a result of being able to benefit from current year losses in the U.S., despite maintaining a valuation allowance against the remaining U.S. deferred tax assets, as well as the mix of income in foreign jurisdictions.
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
The benefit for income taxes consists primarily of losses generated in the U.S. offset by income taxes related to international jurisdictions in which the Company conducts business. Based on the available supporting evidence, including the amount and timing of future taxable income, the Company has concluded that it is more likely than not that a significant portion of the deferred tax assets will not be realized. As such, the Company maintains a full valuation allowance on its U.S. deferred tax assets.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q/A and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K/A for the year ended December 31, 2022. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy, plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q/A.
Restatement of Previously Issued Financial Statements
We have restated our previously issued unaudited condensed consolidated financial statements and related notes for the period ended March 31, 2023. Information contained herein has been updated to take into consideration the impact of the restatement. For further information, including with respect to the impact of the restatement, refer to our Note 2. Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements.
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
2023 Restructuring
On January 27, 2023, our Board of Directors approved a restructuring plan to adjust our cost structure and accelerate our timeline to achieve greater than 20% adjusted free cash flow margins. The restructuring plan includes both the elimination of positions across the company as well as the shifting of additional positions across a broader geographical footprint over the next several months, and is expected to be substantially complete by the end of the third quarter of 2023. See Note 13, Restructuring, in our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A for further information regarding these commitments.
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

Income Tax (Benefit) Expense
For fiscal year 2022, Income tax (benefit) expense consists primarily of income taxes in certain foreign and state jurisdictions in which we conduct business. Beginning January 1, 2023, Income tax (benefit) expense consists primarily of losses generated in the U.S. We maintain a full valuation allowance on our U.S. federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred assets will not be realized.
Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended
	March 31,
	2023	2022

	(in thousands)
Revenue	$165,134	$127,327
Cost of revenue(1)	71,879	47,202
Gross profit	93,255	80,125
Operating expenses:
Research and development(1)	38,272	37,241
Sales and marketing(1)	18,231	19,044
General and administrative(1)	48,939	37,424
Restructuring and other charges(1)	20,869	—
Total operating expenses	126,311	93,709

Loss from operations	(33,056)	(13,584)
Other (income) expense	(5,205)	1,646
Loss before income taxes	(27,851)	(15,230)
Income tax (benefit) expense	(11,481)	3,338
Net loss attributable to common stockholders	$(16,370)	$(18,568)
___________________
(1)    Includes stock-based compensation as follows:

	Three Months Ended
	March 31,
	2023	2022

	(in thousands)
Cost of revenue	$392	$432
Research and development	9,590	9,720
Sales and marketing	3,332	3,346
General and administrative	14,280	12,483
Restructuring and other charges	3,937	—
Total stock-based compensation	$31,531	$25,981

The following table sets forth our results of operations as a percentage of revenue for the periods presented:

	Three Months Ended
	March 31,
	2023	2022
Revenue	100%	100%
Cost of revenue	44	37
Gross profit	56	63
Operating expenses:
Research and development	23	29
Sales and marketing	11	15
General and administrative	30	29
Restructuring and other charges	13	—
Total operating expenses	77	73

Loss from operations	(21)	(10)
Other (income) expense	(3)	1
Loss before income taxes	(18)	(11)
Income tax (benefit) expense	(7)	3
Net loss attributable to common stockholders*	(10)%	(15)%
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

Operating Expenses

	Three Months Ended March 31,
	2023	2022	$ Change	% Change

	(in thousands)
Research and development	$38,272	$37,241	$1,031	3%
Sales and marketing	18,231	19,044	(813)	(4)%
General and administrative	48,939	37,424	11,515	31%
Restructuring and other charges	20,869	—	20,869	100%
Total operating expenses	$126,311	$93,709	$32,602	35%
Research and development expenses increased $1.0 million, or 3%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to higher software license and professional services costs, partially offset by depreciation and amortization expense.
Sales and marketing expenses decreased $0.8 million, or 4%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to decreases in advertising costs partially offset by amortization of acquired intangible assets.
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
Income Tax (Benefit) Expense

	Three Months Ended March 31,
	2023	2022	$ Change	% Change

	(in thousands)
Income tax (benefit) expense	$(11,481)	$3,338	$(14,819)	(444)%
Income tax (benefit) expense decreased $14.8 million, or 444%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to being able to benefit from current year losses in the U.S., despite maintaining a valuation allowance against the remaining U.S. deferred tax assets.
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
Contractual Obligations and Commitments
There have been no material changes to our obligations under our operating leases and purchase commitments as compared to those disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2022.

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
There have been no material changes to our critical accounting policies as compared to those disclosed in the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2022.
Recently Adopted Accounting Pronouncements
There were no accounting pronouncements recently issued that had or are expected to have a material impact on our consolidated financial statements. For a list of our new and recently adopted accounting pronouncements, see Note 2, Summary of Significant Accounting Policies, in our Notes to consolidated financial statements included in “Part II, Item 8. Financial Statements and Supplementary Data” included in the Form 10-K/A.
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
The following table presents a reconciliation of net loss attributable to common stockholders, the most directly comparable financial measure stated in accordance with GAAP, to adjusted EBITDA for each of the periods presented:

	Three Months Ended
	March 31,
(In thousands)	2023	2022
GAAP Net loss attributable to common stockholders	$(16,370)	$(18,568)

Adjustments:
Depreciation and amortization	28,913	23,933
Stock-based compensation	27,594	25,981
Interest expense	2,189	2,059
Acquisition related compensation	7,601	—
Acquisition and integration related costs	1,301	(46)
Income tax (benefit) expense	(11,481)	3,338
Loss on extinguishment of debt	—	407
Restructuring and other charges	20,869	—
Restructuring related salary continuation charges	1,907	—
Impairment of long-lived assets	553	908
Other expense(1)	(7,394)	(820)
Adjusted EBITDA	$55,682	$37,192
As a percentage of revenue:
Adjusted EBITDA margin	34%	29%
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
The following table presents a reconciliation of Net loss attributable to common stockholders, the most directly comparable financial measure stated in accordance with GAAP, to Non-GAAP Net income for each of the periods presented:

	Three Months Ended
	March 31,
(In thousands)	2023	2022
GAAP Net loss attributable to common stockholders	$(16,370)	$(18,568)
Stock-based compensation	27,594	25,981
Acquisition related compensation	7,601	—
Amortization of acquired intangible assets	3,790	462
Acquisition and integration related costs	1,301	(46)
Loss on extinguishment of debt	—	407
Impairment of long-lived assets	553	908
Restructuring and other charges	20,869	—
Restructuring related salary continuation charges	1,907	—
Non-GAAP income tax adjustment(1)	(17,560)	309
Non-GAAP net income	$29,685	$9,453
Deferred financing fees(2)	1,879	1,868
Non-GAAP net income used in computing Non-GAAP diluted net income per share(2)	$31,564	$11,321
Weighted-average shares used to compute Non-GAAP diluted net income per share	111,224	126,555
Non-GAAP diluted net income per share	$0.28	$0.09
___________________
(1)Previously, we calculated the income tax effects of non-GAAP adjustments based on the applicable statutory tax rate for the relevant jurisdiction, except for those items which were non-taxable or subject to valuation allowances for which the tax expense (benefit) was calculated at 0%. Prior to fiscal year 2023, U.S. income tax effects of non-GAAP adjustments were subject to a valuation allowance and, therefore, were taxed at 0%. Beginning January 1, 2023, the Company projects to be a U.S. taxpayer and will use a long term fixed forecasted rate of 17% on non-GAAP pre-tax income for 2023.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on that evaluation, at the time the Quarterly Report on Form 10-Q was filed on May 9, 2023, our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Subsequent to that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.
Material Weakness in Internal Control over Financial Reporting
We have identified a material weakness in our internal control over financial reporting that existed as of December 31, 2022 and continued to exist as of March 31, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We did not design and maintain effective controls over the accounting for income taxes. Specifically, we did not have the appropriate skills and level of experience to assess complicated tax matters. Additionally, we did not properly identify, risk assess, design and maintain effective controls related to the income tax provision, including controls related to the evaluation of tax deductions and the impact on our tax provision. This material weakness resulted in immaterial errors to the income tax expense, deferred taxes, accrued tax liabilities and income tax disclosures which were adjusted in the Company's revised consolidated financial statements for the year ended December 31, 2022. The material weakness also resulted in material errors to the income tax expense, deferred taxes and accrued tax liabilities which were adjusted in the Company's restated consolidated financial statements for the three months ended March 31, 2023. This material weakness could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.
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

PART II - OTHER INFORMATION
ITEM 1A. RISK FACTORS
Please refer to Item 1A—Risk Factors in our Annual Report on Form 10-K/A, Amendment No. 1 for the year ended December 31, 2022 for a description of certain material risks and uncertainties to which our business, financial condition and results of operations are subject. There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K/A, Amendment No. 1 for the year ended December 31, 2022, except as set forth below.
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
The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. As disclosed in this Amended Report, in the course of preparing our interim financial statements for the fiscal quarter ended June 30, 2023, we identified a material weakness in our internal control over financial reporting, which existed as of December 31, 2022. The material weakness was caused by inadequate controls over our tax processes, described in more detail under the heading Part I — Item 4. Controls and Procedures in this Amended Report. We have commenced efforts to remediate the material weakness as described in more detail under the heading Part I — Item 4. Controls and Procedures in this Amended Report. The material weakness in our internal control over financial reporting will not be considered remediated until the controls operate for a sufficient period of time and management has concluded, through testing, that these controls operate effectively. If we do not successfully remediate the material weakness, or if other material weaknesses or other deficiencies arise in the future, we may be unable to accurately report our financial results, which could cause our financial results to be materially misstated and require restatement. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the control deficiencies that led to a material weakness in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses.

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