Form 10-Q
period 2023-06-30
DigitalOcean Holdings, Inc.
filed 2023-08-11
CIK 1582961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2023
OR
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
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2023, there were 88,847,759 shares of the registrant’s common stock, with a par value of $0.000025 per share, outstanding.

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
•our ability to successfully integrate acquired businesses, including Cloudways and Paperspace, and achieve expected synergies and benefits;
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
•our ability to maintain effective internal control over financial reporting (“ICFR”) and disclosure controls and procedures (“DCP”), including our ability to remediate any existing material weakness in our ICFR and the timing of any such remediation, as well as to reestablish effective ICFR and DCP; and
•the other factors that are described under the heading “Risk Factors” in our Annual Report on Form 10-K/A and elsewhere in this report.
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in Item 1A–Risk Factors in our Annual Report on Form 10-K/A for the year ended December 31, 2022, as such factors may be updated from time to time in our subsequent periodic filings with the SEC, and in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	June 30, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$120,045	$140,772
Marketable securities	430,462	723,462
Accounts receivable, less allowance for credit losses of $5,745 and $6,099, respectively	57,077	53,833
Prepaid expenses and other current assets	34,485	27,924
Total current assets	642,069	945,991

Property and equipment, net	270,707	273,170
Restricted cash	1,747	1,935
Goodwill	296,579	315,168
Intangible assets, net	113,848	118,928
Operating lease right-of-use assets, net	166,738	153,701
Deferred tax assets	751	751
Other assets	5,464	5,987
Total assets	$1,497,903	$1,815,631

Current liabilities:
Accounts payable	$9,595	$21,138
Accrued other expenses	27,886	33,987
Deferred revenue	4,985	5,550
Operating lease liabilities, current	71,704	57,432
Other current liabilities	53,141	47,409
Total current liabilities	167,311	165,516

Deferred tax liabilities	5,279	20,757
Long-term debt	1,474,029	1,470,270
Operating lease liabilities, non-current	113,368	107,693
Other long-term liabilities	5,495	3,826
Total liabilities	1,765,482	1,768,062
Commitments and Contingencies (Note 8)

Preferred stock ($0.000025 par value per share; 10,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022)	—	—
Common stock ($0.000025 par value per share; 750,000,000 shares authorized; 88,628,893 and 96,732,507 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)	2	2
Additional paid-in capital	—	263,957
Accumulated other comprehensive loss	(948)	(2,048)
Accumulated deficit	(266,633)	(214,342)
Total stockholders’ (deficit) equity	(267,579)	47,569

Total liabilities and stockholders’ equity	$1,497,903	$1,815,631
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue	$169,814	$133,882	$334,948	$261,209
Cost of revenue	67,354	47,814	139,233	95,016
Gross profit	102,460	86,068	195,715	166,193
Operating expenses:
Research and development	38,569	36,956	76,841	74,197
Sales and marketing	16,100	18,219	34,331	37,263
General and administrative	48,858	38,838	97,797	76,262
Restructuring and other charges	434	—	21,303	—
Total operating expenses	103,961	94,013	230,272	187,722

Loss from operations	(1,501)	(7,945)	(34,557)	(21,529)

Other income (expense):
Interest expense	(2,112)	(2,095)	(4,301)	(4,154)
Loss on extinguishment of debt	—	—	—	(407)
Interest income and other income, net	7,594	2,112	14,988	2,932
Other income (expense), net	5,482	17	10,687	(1,629)

Income (loss) before income taxes	3,981	(7,928)	(23,870)	(23,158)
Income tax (expense) benefit	(3,316)	1,169	8,165	(2,169)
Net income (loss) attributable to common stockholders	$665	$(6,759)	$(15,705)	$(25,327)
Net income (loss) per share attributable to common stockholders
Basic	$0.01	$(0.07)	$(0.17)	$(0.24)
Diluted	$0.01	$(0.07)	$(0.17)	$(0.24)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders
Basic	89,007	102,502	92,327	104,697
Diluted	96,247	102,502	92,327	104,697
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income (loss) attributable to common stockholders	$665	$(6,759)	$(15,705)	$(25,327)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes	204	(188)	330	(206)
Unrealized (loss) gain on available-for-sale marketable securities, net of taxes	(473)	(2,480)	770	(4,388)
Other comprehensive (loss) income	(269)	(2,668)	1,100	(4,594)
Comprehensive income (loss)	$396	$(9,427)	$(14,605)	$(29,921)
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehen-sive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at March 31, 2023	89,983,568	$2	—	$—	$28,781	$(679)	$(230,712)	$(202,608)
Issuance of common stock under equity incentive plan, net of taxes withheld	1,303,359	—	—	—	(759)	—	—	(759)
Issuance of common stock under employee stock purchase plan, net of taxes withheld	120,348	—	—	—	2,797	—	—	2,797
Repurchase and retirement of common stock	(2,778,382)	—	—	—	(67,462)	—	(36,586)	(104,048)
Stock-based compensation	—	—	—	—	36,643	—	—	36,643
Other comprehensive loss	—	—	—	—	—	(269)	—	(269)
Net income attributable to common stockholders	—	—	—	—	—	—	665	665
Balance at June 30, 2023	88,628,893	$2	—	$—	$—	$(948)	$(266,633)	$(267,579)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehen-sive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at March 31, 2022	107,956,057	$2	(1,968,228)	$(4,598)	$639,388	$(2,300)	$(205,106)	$427,386
Issuance of common stock under equity incentive plan, net of taxes withheld	725,732	—	—	—	(4,513)	—	—	(4,513)
Issuance of common stock under employee stock purchase plan, net of taxes withheld	144,867	—	—	—	5,244	—	—	5,244
Repurchase and retirement of common stock	(9,970,473)	—	—	—	(400,000)	—	—	(400,000)
Stock-based compensation	—	—	—	—	28,570	—	—	28,570
Other comprehensive loss	—	—	—	—	—	(2,668)	—	(2,668)
Net loss attributable to common stockholders	—	—	—	—	—	—	(6,759)	(6,759)
Balance at June 30, 2022	98,856,183	$2	(1,968,228)	$(4,598)	$268,689	$(4,968)	$(211,865)	$47,260

See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehen-sive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	96,732,507	$2	—	$—	$263,957	$(2,048)	$(214,342)	$47,569
Issuance of common stock under equity incentive plan, net of taxes withheld	2,314,393	—	—	—	702	—	—	702
Issuance of common stock under employee stock purchase plan, net of taxes withheld	120,348	—	—	—	2,797	—	—	2,797
Repurchase and retirement of common stock	(10,538,355)	—	—	—	(336,022)	—	(36,586)	(372,608)
Stock-based compensation	—	—	—	—	68,566	—	—	68,566
Other comprehensive income	—	—	—	—	—	1,100	—	1,100
Net loss attributable to common stockholders	—	—	—	—	—	—	(15,705)	(15,705)
Balance at June 30, 2023	88,628,893	$2	—	$—	$—	$(948)	$(266,633)	$(267,579)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehen-sive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	109,175,863	$2	(1,968,228)	$(4,598)	$769,705	$(374)	$(186,538)	$578,197
Issuance of common stock under equity incentive plan, net of taxes withheld	2,083,397	—	—	—	(11,222)	—	—	(11,222)
Issuance of common stock under employee stock purchase plan, net of taxes withheld	144,867	—	—	—	5,244	—	—	5,244
Repurchase and retirement of common stock	(12,547,944)	—	—	—	(550,000)	—	—	(550,000)
Stock-based compensation	—	—	—	—	54,962	—	—	54,962
Other comprehensive loss	—	—	—	—	—	(4,594)	—	(4,594)
Net loss attributable to common stockholders	—	—	—	—	—	—	(25,327)	(25,327)
Balance at June 30, 2022	98,856,183	$2	(1,968,228)	$(4,598)	$268,689	$(4,968)	$(211,865)	$47,260

See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss attributable to common stockholders	$(15,705)	$(25,327)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	56,531	48,274
Stock-based compensation	67,960	54,164
Provision for expected credit losses	7,551	8,070
Operating lease right-of-use assets and liabilities, net	6,848	1,013
Loss on extinguishment of debt	—	407
Net accretion of discounts and amortization of premiums on investments	(2,689)	(1,027)
Non-cash interest expense	3,969	3,918
Loss on impairment of long-lived assets	553	120
Deferred income taxes	1,589	—
Other	(464)	1,234
Changes in operating assets and liabilities:
Accounts receivable	(10,795)	(12,507)
Prepaid expenses and other current assets	(6,173)	(4,041)
Accounts payable and accrued expenses	(14,900)	89
Deferred revenue	(565)	(93)
Other assets and liabilities	6,666	2,179
Net cash provided by operating activities	100,376	76,473

Investing activities
Capital expenditures - property and equipment	(46,848)	(48,690)
Capital expenditures - internal-use software development	(2,895)	(4,330)
Purchase of intangible assets	—	(4,915)
Cash paid for asset acquisitions	(2,500)	(5,400)
Purchase of available-for-sale securities	(318,238)	(1,257,106)
Maturities of available-for-sale securities	614,044	159,878
Purchased interest on available-for-sale securities	(151)	(1,549)
Proceeds from interest on available-for-sale securities	61	1,370
Proceeds from sale of equipment	236	909
Net cash provided by (used in) investing activities	243,709	(1,159,833)

Financing activities
Payment of debt issuance costs	—	(1,492)
Proceeds related to the issuance of common stock under equity incentive plan	11,669	8,553
Proceeds from the issuance of common stock under employee stock purchase plan	2,797	5,152
Employee payroll taxes paid related to net settlement of equity awards	(10,532)	(19,995)
Repurchase and retirement of common stock	(368,919)	(550,000)
Net cash used in financing activities	(364,985)	(557,782)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(15)	(171)
Decrease in cash, cash equivalents and restricted cash	(20,915)	(1,641,313)
Cash, cash equivalents and restricted cash - beginning of period	151,807	1,715,425
Cash, cash equivalents and restricted cash - end of period	$130,892	$74,112

See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

Supplemental disclosures of cash flow information:
Cash paid for interest	$252	$221
Cash paid for taxes, net of refunds	1,491	1,108
Cash paid for amounts included in the measurement of lease liabilities	31,120	21,773
Non-cash investing and financing activities:
Capitalized stock-based compensation	$607	$798
Property and equipment received but not yet paid, included in Accounts payable and Accrued other expenses	12,242	26,069
Debt issuance costs included in accounts payable and accrued liabilities	—	18
Operating right-of-use assets obtained in exchange for operating lease liabilities	48,674	51,235
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include accounts of the Company and all wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of June 30, 2023, results of operations for the three and six months ended June 30, 2023 and 2022, cash flows for the six months ended June 30, 2023 and 2022, and stockholders' (deficit) equity for the three and six months ended June 30, 2023 and 2022.
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
Use of Estimates
The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make, on an ongoing basis, estimates, judgments and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Such estimates include, but are not limited to, those related to revenue recognition, accounts receivable and related reserves, useful lives and realizability of long-lived assets, capitalized internal-use software development costs, accounting for stock-based compensation, the incremental borrowing rate used to determine lease liabilities, valuation allowances against deferred tax assets, the fair value and useful lives of tangible and intangible assets acquired, and liabilities assumed resulting from business combinations. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Restricted Cash
The following table reconciles cash, cash equivalents and restricted cash per the Condensed Consolidated Statements of Cash Flows:

	June 30,
	2023	2022
Cash and cash equivalents	$120,045	$72,177
Restricted cash included in Prepaid expenses and other current assets(1)	9,100	—
Restricted cash(2)	1,747	1,935
Total cash, cash equivalents and restricted cash	$130,892	$74,112
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
The following table presents the changes in our allowance for expected credit losses for the period presented:

Amount
Balance as of December 31, 2022	$6,099
Provision for expected credit losses	7,551
Write-offs and other	(7,905)
Balance as of June 30, 2023	$5,745
Deferred Revenue
Deferred revenue was $4,985 and $5,550 as of June 30, 2023 and December 31, 2022, respectively. Revenue recognized during the three months ended June 30, 2023 and 2022 was $682 and $770, respectively, and $2,661 and $2,505 during the six months ended June 30, 2023 and 2022, respectively, which was included in each deferred revenue balance at the beginning of each respective period.
Impairment of Long-Lived Assets
Long-lived assets, including property and equipment, intangible assets with definite lives and right-of-use (“ROU”) assets, are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.
The Company decided to cease the use of a portion of its leased New York office space in 2022 and entered into two separate subleases agreements with third party subtenants, in which the sublease income is less than the original lease payments indicating impairment. In performing the recoverability test, the undiscounted future estimated cash flows and carrying value were identified for the subleased portion of the leased building, as an individual asset group, defined under ASC 360. A reduction to the carrying value of the ROU asset of $683 and $1,471 was recorded for the three and six months ended June 30, 2022, representing the carrying value amount in excess of the fair value with a corresponding impairment charge recorded to General and administrative in the Condensed Consolidated Statements of Operations.
During the six months ended June 30, 2023 and 2022, the Company recorded an impairment loss of $553 and $120, respectively, related to software that is no longer being used. This impairment loss is included in Cost of revenue and Research and development on the Condensed Consolidated Statements of Operations.
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
Geographical Information
Revenue, as determined based on the billing address of the Company’s customers, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
North America	38%	38%	38%	38%
Europe	29	29	29	29
Asia	23	23	23	23
Other	10	10	10	10
Total	100%	100%	100%	100%
Revenue derived from customers in the United States was 30% and 31% of total revenue for the three and six months ended June 30, 2023, respectively, and 32% of total revenue for the three and six months ended June 30, 2022.
Long-lived assets includes property and equipment and operating leases. The geographic locations of the Company’s long-lived assets, net, based on physical location of the assets is as follows:

	June 30, 2023	December 31, 2022
United States	$194,189	$206,118
Singapore	49,522	60,307
Germany	67,334	50,274
Netherlands	52,173	35,951
Other	74,227	74,221
Total	$437,445	$426,871
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
The Company’s customer base consists of a significant number of geographically dispersed customers. No customer represented 10% or more of accounts receivable, net as of June 30, 2023 and December 31, 2022. Additionally, no customer accounted for 10% or more of total revenue during the three and six months ended June 30, 2023 and 2022.
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
During the six months ended June 30, 2023, the Company recorded measurement period adjustments of $18,589 to decrease Goodwill and a corresponding decrease to Deferred tax liabilities on the Condensed Consolidated Balance Sheets. Additionally, the change to the provisional amount resulted in an increase to Income tax (expense) benefit and Deferred tax liabilities of $1,589. The measurement period adjustments are a result of new information obtained about facts and circumstances that existed as of the acquisition date.
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

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Pro-forma revenue	$144,898	$282,302
Pro-forma net loss	(11,691)	(34,735)
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
Note 4. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents, on the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022.

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$372,356	$22	$(398)	$371,980
Commercial paper	58,600	—	(118)	58,482
Total Marketable securities	$430,956	$22	$(516)	$430,462

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$549,944	$29	$(849)	$549,124
Corporate debt securities	35,293	—	(86)	35,207
Commercial paper	139,489	9	(367)	139,131
Total Marketable securities	$724,726	$38	$(1,302)	$723,462
Interest income from investments was $6,394 and $2,644 for the three months ended June 30, 2023 and 2022, respectively, and $14,064 and $3,590 for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, all of the Company’s available-for-sale short-term investments were due within one year.
As of June 30, 2023, the Company held fourteen securities that were in an unrealized loss position. The Company does not intend to sell and expects that it is more likely than not that it will not be required to sell these securities until such time as the value recovers or the securities mature. Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates and not credit-related factors based on the Company’s evaluation of available evidence. To determine whether a decline in value is related to credit loss, the Company evaluates, among other factors: the extent to which the fair value is less than the amortized cost basis, changes to the rating of the security by a rating agency and any adverse conditions specifically related to an issuer of a security or its industry. Management does not believe any remaining unrealized losses represent impairments based on our evaluation of available evidence. Unrealized gains and losses on marketable securities are presented net of tax.
Note 5. Fair Value Measurements
The fair value of our financial assets measured on a recurring basis is as follows:

	June 30, 2023
	Level I	Level II	Total
Cash and cash equivalents:
Cash	$119,714	$—	$119,714
Money market funds	331	—	331
Total Cash and cash equivalents	$120,045	$—	$120,045
Marketable securities:
U.S. treasury securities	$371,980	$—	$371,980
Commercial paper	—	58,482	58,482
Total Marketable securities	$371,980	$58,482	$430,462

	December 31, 2022
	Level I	Level II	Total
Cash and cash equivalents:
Cash	$95,117	$—	$95,117
Money market funds	45,655	—	45,655
Total Cash and cash equivalents	$140,772	$—	$140,772

Marketable securities:
U.S. treasury securities	$549,124	$—	$549,124
Corporate debt securities	—	35,207	35,207
Commercial paper	—	139,131	139,131
Total Marketable securities	$549,124	$174,338	$723,462
The Company classifies its highly liquid money market funds and U.S. treasury securities within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its commercial paper and corporate debt securities within Level 2 because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded. The Company had no Level 3 financial assets as of June 30, 2023 and December 31, 2022.
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

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Notes	$1,474,029	$1,179,300	$1,470,270	$1,134,030
The carrying value of the Convertible Notes as of June 30, 2023 and December 31, 2022 was net of unamortized debt issuance costs of $25,971 and $29,730, respectively.
The total fair value of the Convertible Notes was determined based on the closing trading price as of the last day of trading for the period. The Company considers the fair value to be a Level 2 valuation due to the limited trading activity.
Note 6. Balance Sheet Details

Property and equipment, net
Property and equipment, net consisted of the following:

	June 30, 2023	December 31, 2022
Computers and equipment	$587,463	$564,763
Furniture and fixtures	1,511	1,511
Leasehold improvements	6,820	6,820
Internal-use software	81,446	78,649
Property and equipment, gross	$677,240	$651,743

Less: accumulated depreciation	$(340,501)	$(317,329)
Less: accumulated amortization	(66,032)	(61,244)
Property and equipment, net	$270,707	$273,170
Depreciation expense on property and equipment for the three months ended June 30, 2023 and 2022 was $21,672 and $20,701, respectively, and $44,044 and $41,027 for the six months ended June 30, 2023 and 2022, respectively.
The Company capitalized costs related to the development of computer software for internal use of $3,519 and $5,128 for the six months ended June 30, 2023 and 2022, respectively, which is included in internal-use software costs within Property and equipment, net. Amortization expense related to internal-use software for the three months ended June 30, 2023 and 2022 was $2,156 and $3,077, respectively, and $4,906 and $6,222 for the six months ended June 30, 2023 and 2022, respectively.
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
At June 30, 2023, the Company had available borrowing capacity of $250,000 on the Credit Facility. The Credit Facility will mature on the earlier of (a) March 29, 2027 and (b) 90 days before the maturity date applicable to any outstanding convertible notes issued by the Company in an aggregate principal amount equal to or greater than $100,000.
The Credit Facility is secured by a first-priority security interest in substantially all of the assets of the Company. The Credit Facility contains certain financial and operational covenants, including a maximum senior secured net leverage ratio financial covenant of 3.50x. As of June 30, 2023, the Company was in compliance with all covenants under the Credit Facility.
The per annum interest rate applicable to any principal amounts outstanding under the Credit Facility for U.S. Dollar loans will be equal to (i) Adjusted Term SOFR plus (ii) an applicable margin varying from 1.25% to 2.00%, subject to a pricing grid based on the senior secured net leverage ratio. The Credit Facility provides for an annual commitment fee varying from 0.20% to 0.30%, also subject to a pricing grid based on the senior secured net leverage ratio, applied to the average daily unused amount of the revolving credit facility. The Company incurred commitment fees on the unused balance of the Credit Facility of $126 for the three months ended June 30, 2023 and 2022 and $251 and $221 for the six months ended June 30, 2023 and 2022, respectively.

Amortization of deferred financing fees for the three months ended June 30, 2023 and 2022 was $105 and $95, respectively, and $210 and $187 for the six months ended June 30, 2023 and 2022, respectively.
Convertible Notes
In November 2021, the Company issued $1,500,000 aggregate principal amount of Convertible Notes in a private offering, including the exercise in full of the over-allotment option granted to the initial purchasers of $200,000. The Convertible Notes are senior unsecured obligations of the Company and do not bear interest, and the principal amount of the Convertible Notes does not accrete. The Convertible Notes will mature on December 1, 2026 unless earlier converted, redeemed, or repurchased. The net proceeds from this offering were $1,461,795 after deducting underwriting fees, expenses and commissions. Amortization of deferred financing fees for the three months ended June 30, 2023 and 2022 was $1,881 and $1,863, respectively, and $3,760 and $3,731 for the six months ended June 30, 2023 and 2022, respectively.
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
As none of the above circumstances have occurred as of June 30, 2023, the Convertible Notes were not convertible for the fiscal quarter ending June 30, 2023.
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
Note 8. Commitments and Contingencies

Purchase Commitments
As of June 30, 2023, the Company had long-term commitments for bandwidth usage with various networks and internet service providers and entered into purchase orders with various vendors. The Company’s purchase commitments have not materially changed since December 31, 2022.
Letters of Credit
In conjunction with the execution of certain office space operating leases, a letter of credit in the amount of $1,747 and $1,935 was issued and outstanding as of June 30, 2023 and December 31, 2022, respectively. No draws have been made under the letter of credit. These funds are included as Restricted cash on the Condensed Consolidated Balance Sheets as they are related to long-term operating leases and are included in beginning and ending Cash, cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows. The letter of credit was reduced on an annual basis until the end of 2022 and, beginning January 1, 2023, the deposit currently held is the minimum threshold required until the lease expiration.
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
As of June 30, 2023 and December 31, 2022, the Company was authorized to issue 750,000,000 shares of common stock with a par value of $0.000025 per share.
Preferred Stock
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 10,000,000 shares of preferred stock with a par value of $0.000025 per share with rights and preferences, including voting rights, designated from time to time by the Company’s Board of Directors. No shares of preferred stock were issued or outstanding as of June 30, 2023 or December 31, 2022.
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
Pursuant to the 2023 Share Buyback Program, during the three months ended June 30, 2023, the Company repurchased and retired 2,778,382 shares of common stock for an aggregate purchase price of $103,018, which excludes the 1% excise tax of $1,030 imposed under the Inflation Reduction Act. During the six months ended June 30, 2023, the Company repurchased and retired 10,538,355 shares of common stock for an aggregate purchase price of $368,919, which excludes the 1% excise tax of $3,689. All purchased shares were retired and are reflected as a reduction of Common stock for the par value of shares, with the excess applied to Additional paid-in capital and Accumulated deficit. As of June 30, 2023, the dollar value of shares that remained available to be repurchased by the Company under the 2023 Share Buyback Program was $131,081.
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
In February 2023, the Company initiated a restructuring plan to adjust its cost structure and accelerate its timeline to achieve greater than 20% adjusted free cash flow margins (the “Restructuring Plan”), which includes both the elimination of positions across the Company as well as the shifting of additional positions across a broader geographical footprint. In connection with the Restructuring Plan, the Company recorded $3,937 of stock-based compensation related to the accelerated vesting of certain restricted stock, performance-based restricted stock units (“PRSUs”), and RSU awards during the six months ended June 30, 2023. Refer to Note 13, Restructuring, for further details of the Restructuring Plan.
Stock Options
Stock options granted have a maximum term of ten years from the grant date, are exercisable upon vesting and vest over a period of four years. Stock option activity for the six months ended June 30, 2023 was as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Life in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2023	10,153,916	$7.23	6.16	$185,188
Exercised	(1,695,056)	6.89
Forfeited or cancelled	(368,616)	10.16
Outstanding at June 30, 2023	8,090,244	7.16	5.58	266,813
Vested and exercisable at June 30, 2023	6,998,291	6.53	5.41	235,234
Vested and unvested expected to vest at June 30, 2023	7,926,703	$7.03	5.55	$262,418
The aggregate intrinsic value represents the difference between the fair value of common stock and the exercise price of outstanding in-the-money options. The aggregate intrinsic value of exercised options for the six months ended June 30, 2023 and 2022 was $46,261 and $70,497, respectively. The tax benefit from stock options exercised was $706 and $1,628 for the three months ended June 30, 2023 and 2022, respectively, and $1,835 and $7,386 for the six months ended June 30, 2023 and 2022, respectively.
No options were granted during the six months ended June 30, 2023 and 2022. The aggregate estimated fair value of stock options granted to participants that vested during the six months ended June 30, 2023 and 2022 was $7,211 and $9,169, respectively.
As of June 30, 2023, there was $9,452 of unrecognized stock-based compensation related to outstanding stock options granted that is expected to be recognized over a weighted-average period of 1.19 years.
RSUs
RSUs granted typically vest over four years. RSU activity for the six months ended June 30, 2023 was as follows:

	Shares	Weighted-Average Fair Value
Unvested balance at January 1, 2023	4,802,435	$44.25
Granted	4,334,308	35.24
Vested	(887,811)	42.17
Forfeited or cancelled	(1,496,649)	45.86
Unvested balance at June 30, 2023	6,752,283	38.38
Vested and expected to vest at June 30, 2023	4,371,473	$38.49
Forfeitures and cancellations were primarily due to the Restructuring Program.

As of June 30, 2023, there was $154,213 of unrecognized stock-based compensation related to outstanding RSUs granted that is expected to be recognized over a weighted-average period of 3.02 years.
PRSUs
The Company issued PRSUs which will vest based on the achievement of each award’s established performance targets. PRSU activity for the six months ended June 30, 2023 was as follows:

	Shares	Weighted-Average Fair Value
Unvested balance at January 1, 2023	666,122	$57.41
Granted	1,118,528	31.75
Vested	(39,754)	41.24
Forfeited or cancelled	(307,156)	40.58
Adjusted by performance factor	(436,387)	60.72
Unvested balance at June 30, 2023	1,001,353	$34.14
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
On March 1, 2023, the Company granted an LTIP PRSU award (the “2023 LTIP PRSU”) with a maximum shares achievable of 1,118,528, subject to the actual financial metrics achieved relative to the target financial metrics for fiscal year 2023. As of June 30, 2023, the Company determined that it was probable that a percentage of the 2023 LTIP PRSUs granted with respect to the Company’s 2023 financial performance would vest.
There is $3,338 of unrecognized stock-based compensation that is expected to be recognized over a weighted-average period of 1.35 years in regards to the LTIP PRSUs.
Other PRSUs
In addition to the above awards, certain other PRSUs have been awarded subject to other various performance measures including the achievement of revenue targets.

As part of the Restructuring Plan, 20,000 PRSU shares were deemed achieved and will vest in early fiscal year 2024. This resulted in $1,262 of stock-based compensation, which was included in Restructuring and other charges in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2023.
During the three months ended June 30, 2023, 40,000 PRSUs shares were deemed achieved and will vest in early fiscal year 2024. This resulted in $2,524 of stock-based compensation, which was included in Research and development in the Condensed Consolidated Statements of Operations.
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
MRSU activity for the six months ended June 30, 2023 was as follows:

	Shares	Weighted-Average Fair Value
Unvested balance at January 1, 2023	3,000,000	$25.12
Granted	—	—
Unvested balance at June 30, 2023	3,000,000	$25.12
As of June 30, 2023, there was $41,805 of unrecognized stock-based compensation related to the MRSUs granted that is expected to be recognized over a weighted-average period of 3.20 years.

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

2022 Offerings
A new offering period commenced on May 23, 2022 and was scheduled to consist of two purchase periods, with purchase dates of November 18, 2022 and May 19, 2023 (the “First 2022 Offering”). In connection with the purchase period that ended on November 18, 2022, there were 111,851 shares of common stock, net of shares withheld for taxes, purchased by employees at a price of $24.03. Under the terms of the ESPP, since the Company’s stock price on the first day of the purchase period beginning on November 21, 2022 was lower than the stock price at the beginning of the First 2022 Offering, the First 2022 Offering terminated and a new 12 month offering automatically commenced on November 21, 2022, with scheduled purchase dates on May 19, 2023 and November 20, 2023 (the “Second 2022 Offering”). In connection with the purchase period that ended on May 19, 2023, there were 120,348 shares of common stock, net of shares withheld for taxes, purchased by employees at a price of $23.51.
The termination of the First 2022 Offering and commencement of the Second 2022 Offering was accounted for as a modification, which resulted in an incremental stock-based compensation of $2,069, which will be recognized over the remaining term of Second 2022 Offering.
During the three months ended June 30, 2023 and 2022, the Company recorded stock-based compensation associated with the ESPP of $595 and $1,178, respectively, and $1,220 and $2,539 for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, $666 has been withheld on behalf of employees.
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
As part of the Restructuring Plan, during the three months ended March 31, 2023, 33,963 shares of restricted stock that were issued to a former founder were vested upon the employee’s departure and $2,147 of stock-based compensation was included in Restructuring and other charges in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2023.
During the three months ended June 30, 2023, 66,139 shares of restricted stock that were issued to the two remaining founders of Nimbella were vested upon their departure. This resulted in $3,946 of stock-based compensation which was included in Research and development in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2023.
Total stock-based compensation for the three months ended June 30, 2023 and 2022 was $3,946 and $1,053, respectively, and $4,879 and $2,106 for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the restricted shares in connection with the Nimbella acquisition have been fully amortized.

Stock-Based Compensation
Stock-based compensation was included in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Cost of revenue	$461	$481	$853	$913
Research and development	16,188	10,661	25,778	20,381
Sales and marketing	3,726	3,851	7,058	7,197
General and administrative	16,054	13,190	30,334	25,673
Restructuring and other charges	—	—	3,937	—
Total stock-based compensation	$36,429	$28,183	$67,960	$54,164
Excess income tax benefit related to stock-based compensation	$3,779	$6,968	$5,359	$16,386
Note 11. Net Income (Loss) per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to common stockholders	$665	$(6,759)	$(15,705)	$(25,327)
Denominator:
Weighted average shares used to compute net income (loss) per share	89,007	102,502	92,327	104,697
Basic net income (loss) per share attributable to common stockholders	$0.01	$(0.07)	$(0.17)	$(0.24)

Diluted net income (loss) per share:
Net income (loss) attributable to common stockholders	$665	$(6,759)	$(15,705)	$(25,327)
Number of shares used in basic calculation	89,007	102,502	92,327	104,697
Weighted-average effect of diluted securities:
Stock Options	6,479	—	—	—
RSUs	642	—	—	—
PRSUs	119	—	—	—
Number of shares used in diluted calculation	96,247	102,502	92,327	104,697
Diluted net income (loss) per share attributable to common stockholders	$0.01	$(0.07)	$(0.17)	$(0.24)

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Stock Options	8	1	23	1
RSUs	536	419	1,175	193
PRSUs	—	2	5	—
Convertible Notes	8,403	8,403	8,403	8,403
	8,947	8,825	9,606	8,597
Note 12. Income Taxes
The computation of the provision for or benefit from income taxes for interim periods is determined by applying the estimated annual effective tax rate to year-to-date income (loss) before tax and adjusting for discrete tax items recorded in the period, if any.
For the three and six months ended June 30, 2023, the Company recorded a tax expense of $3,316 and tax benefit of $8,165, respectively. The effective tax rate for the three and six months ended June 30, 2023 was (83.3)% and (34.2)%, respectively. The effective tax rate differs from the statutory rate primarily as a result of being able to benefit the current year losses in the U.S., despite maintaining a valuation allowance against the remaining U.S. deferred tax assets, as well as the mix of income in foreign jurisdictions.
For the three and six months ended June 30, 2022, the Company recorded a tax benefit of $1,169 and a tax expense of $2,169, respectively. The effective tax rate for the three and six months ended June 30, 2022 was (14.7)% and 9.4%, respectively. The effective tax rate differs from the statutory rate primarily as a result of not recognizing deferred tax assets for U.S. losses due to a full valuation allowance against the U.S. deferred tax assets, and excess tax benefits from stock-based compensation.
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
Note 13. Restructuring
In February 2023, the Company initiated the Restructuring Plan to adjust its cost structure and accelerate its timeline to achieve greater than 20% adjusted free cash flow margins, which includes both the elimination of positions across the Company as well as the shifting of additional positions across a broader geographical footprint. The aggregate restructuring charges in connection with the Restructuring Plan is approximately $22,000, which is expected to be substantially complete by the end of the third quarter of 2023.
The Company recorded Restructuring and other charges of $434 for the three months ended June 30, 2023 primarily related to one-time severance and benefit payments. Restructuring and other charges of $21,303 were recorded for the six months ended June 30, 2023, which consisted of $17,366 primarily related to one-time severance and benefit payments, as well as $3,937 of stock-based compensation related to vesting of certain equity awards.
The following table summarizes the Company’s restructuring liability that is included in Other current liabilities in the Condensed Consolidated Balance Sheets:

Severance and Other Employee Costs
Balance as of December 31, 2022	$—
Restructuring charges	17,366
Cash payments	(15,926)
Balance as of June 30, 2023	$1,440
Note 14. Subsequent Events

On July 5, 2023, the Company acquired 100% of the outstanding equity interests of Paperspace Co. (“Paperspace”), for a total consideration of $111,000 in cash, subject to customary purchase price adjustments. The acquisition and integration of Paperspace’s advanced technology into the Company’s platform will extend the Company’s offerings, enabling customers to more easily test, develop and deploy artificial intelligence and machine learning (“AI/ML”) applications, augment and enhance existing AI/ML applications. The Company paid approximately $100,716 at closing with an additional $10,120, payable at certain dates, based on the continued employment of the Paperspace founders. The Company is in the process of evaluating the initial accounting and preliminary valuation analysis for the business combination. This acquisition is expected to have an immaterial impact on the Company’s 2023 revenue.
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
As of June 30, 2023, we had approximately 616,000 Learners, Builders and Scalers using our platform to build, deploy and scale applications. The Company views Learners, Builders and Scalers as the most appropriate measure of our customer population, and Testers have therefore been excluded from the total customer population count.
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
We have historically generated almost all of our revenue from our efficient self-service customer acquisition model, which we complement with a targeted sales force focused on inside sales, outside sales and partnership opportunities to drive revenue growth. Our model enables customers to get started on our platform very quickly and without the need for assistance. We focus heavily on enabling a self-service, low-friction model that makes it easy for users to try, adopt and use our products. For the three months ended June 30, 2023 and 2022, our sales and marketing expense was approximately 9% and 14% of our revenue, respectively. The efficiency of our go-to-market model and our focus on the needs of the SMB market has enabled us to drive organic growth and establish a truly global customer base across a broad range of industries.
Our customers are spread across over 190 countries and around two-thirds of our revenue has historically come from customers located outside the United States. For the three months ended June 30, 2023, 38% of our revenue was generated from North America, 29% from Europe, 23% from Asia and 10% from the rest of the world.
Our average revenue per customer (consisting of the aggregate revenue and customer counts for our Learners, Builders and Scalers, but excluding revenue and user counts for Testers), or ARPU, has increased significantly from $79.74 in the quarter ended June 30, 2022 to $90.84 in the quarter ended June 30, 2023. We had no material customer concentration as our top 25 customers made up approximately 7% and 12% of our revenue in the three months ended June 30, 2023 and 2022, respectively. We have experienced strong growth in recent periods. Our annual run-rate revenue, or ARR, as of June 30, 2023 was $682 million up from $544 million as of June 30, 2022. ARR as of the end of each month represents total revenue for that month multiplied by 12.
Growing our Builders and Scalers is a critical focus for us, and we have successfully increased the number of these customers and their percentage of our total revenue. We had approximately 16,000 Scalers as of June 30, 2023, up from approximately 11,000 as of June 30, 2022. We had approximately 134,000 Builders as of June 30, 2023, up from approximately 94,000 as of June 30, 2022. Revenue from Builders and Scalers increased 42% and 21%, respectively, for the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022. Revenue from Builders and Scalers as a percentage of total revenue was 86% in the quarter ended June 30, 2023 and 85% in the quarter ended June 30, 2022.
2023 Restructuring
On January 27, 2023, our Board of Directors approved a restructuring plan to adjust our cost structure and accelerate our timeline to achieve greater than 20% adjusted free cash flow margins. The restructuring plan included both the elimination of positions across the company as well as the shifting of additional positions across a broader geographical footprint, and is expected to be substantially complete by the end of the third quarter of 2023. See Note 13, Restructuring, in our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding these commitments.
Paperspace Acquisition
On July 5, 2023, we acquired Paperspace, a leading provider of cloud infrastructure for highly scalable GPU-accelerated applications, for $111 million in cash, subject to customary purchase price adjustments. The acquisition and integration of Paperspace’s advanced technology into our platform will extend our offerings, enabling customers to more easily test, develop and deploy artificial intelligence and machine learning, or AI/ML, applications, augment and enhance existing AI/ML applications.
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
Enhancing Our Platform and Product Offerings
We believe the market opportunity for serving startups and SMBs is very large and goes far beyond providing the core IaaS services of compute, storage and networking. We have a history of, and will continue to invest significantly in, developing and delivering innovative products, features and functionality targeted at our core customer base. In addition, we may pursue both strategic partnerships and acquisitions, such as our acquisition of Paperspace, that we believe will be complementary to our business, accelerate customer acquisition, increase usage of our platform and/or expand our product offerings in our core markets. Our results of operations may fluctuate as we make these investments to drive usage and take advantage of our expansive market opportunity.
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
Key Business Metrics
We utilize the key metrics set forth below to help us evaluate our business and growth, identify trends, formulate financial projections and make strategic decisions. We are not aware of any uniform standards for calculating these key metrics, and other companies may not calculate similarly titled metrics in a consistent manner, which may hinder comparability. The table below includes the impact of our Cloudways acquisition with respect to the metrics disclosed for the three months ended June 30, 2023.

	Three Months Ended
	June 30,
	2023	2022
Learners	466,072	446,309
Builders	134,290	94,053
Scalers	15,847	11,321
ARPU	$90.84	$79.74
ARR (in millions)	$682	$544
Net dollar retention rate	104%	112%

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
ARPU
We believe that our average revenue per customer, which we refer to as ARPU, is a strong indication of our ability to land new customers with higher spending levels and expand usage of our platform by our existing customers. We calculate ARPU on a monthly basis as our total revenue from Learners, Builders and Scalers in that period divided by the total number of Learner, Builder and Scaler customers determined as of the last day of that period. For a quarterly or annual period, ARPU is determined as the weighted average monthly ARPU over such three or 12-month period.
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
Restructuring and other charges
Restructuring and other charges consist primarily of personnel costs, such as notice period, employee severance payments and termination benefits, as well as stock-based compensation related to vesting of certain equity awards. We expect restructuring and other charges to decrease as the Restructuring Plan is expected to be substantially complete by the end of the third quarter of 2023.
Other Income (Expense), net
Other income (expense), net consists primarily of accretion/amortization of premium/discounts and interest income from our available-for-sale investments, amortization of deferred financing fees on our convertible notes, loss on extinguishment of debt, and gains or losses on foreign currency exchange.
Income Tax (Expense) Benefit
For fiscal year 2022, Income tax (expense) benefit consists primarily of income taxes in certain foreign and state jurisdictions in which we conduct business. Beginning January 1, 2023, Income tax (expense) benefit consists primarily of losses generated in the U.S. We maintain a full valuation allowance on our U.S. federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred assets will not be realized.

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands)
Revenue	$169,814	$133,882	$334,948	$261,209
Cost of revenue(1)	67,354	47,814	139,233	95,016
Gross profit	102,460	86,068	195,715	166,193
Operating expenses:
Research and development(1)	38,569	36,956	76,841	74,197
Sales and marketing(1)	16,100	18,219	34,331	37,263
General and administrative(1)	48,858	38,838	97,797	76,262
Restructuring and other charges(1)	434	—	21,303	—
Total operating expenses	103,961	94,013	230,272	187,722

Loss from operations	(1,501)	(7,945)	(34,557)	(21,529)
Other income (expense), net	5,482	17	10,687	(1,629)
Income (loss) before income taxes	3,981	(7,928)	(23,870)	(23,158)
Income tax (expense) benefit	(3,316)	1,169	8,165	(2,169)
Net income (loss) attributable to common stockholders	$665	$(6,759)	$(15,705)	$(25,327)
___________________
(1)    Includes stock-based compensation as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands)
Cost of revenue	$461	$481	$853	$913
Research and development	16,188	10,661	25,778	20,381
Sales and marketing	3,726	3,851	7,058	7,197
General and administrative	16,054	13,190	30,334	25,673
Restructuring and other charges	—	—	3,937	—
Total stock-based compensation	$36,429	$28,183	$67,960	$54,164

The following table sets forth our results of operations as a percentage of revenue for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Cost of revenue	40	36	42	36
Gross profit	60	64	58	64
Operating expenses:
Research and development	23	28	23	28
Sales and marketing	9	14	10	14
General and administrative	29	29	29	29
Restructuring and other charges	—	—	6	—
Total operating expenses*	61	70	68	72

Loss from operations	(1)	(6)	(10)	(8)
Other income (expense), net	3	—	3	(1)
Income (loss) before income taxes	2	(6)	(7)	(9)
Income tax (expense) benefit	(2)	1	2	(1)
Net income (loss) attributable to common stockholders*	—%	(5)%	(5)%	(10)%
*May not foot due to rounding
Comparison of the Three Months Ended June 30, 2023 and 2022
Revenue

	Three Months Ended June 30,
	2023	2022	$ Change	% Change

	(in thousands)
Revenue	$169,814	$133,882	$35,932	27%
Revenue increased $35.9 million, or 27%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to revenue from Cloudways customers, which had not been acquired as of June 30, 2022; a 14% increase in ARPU to $90.84 from $79.74; and a 28% increase in revenue from Builders and Scalers. The increase in ARPU was primarily driven by continued adoption of our products by our customers leading to higher average usage on our platform.
Cost of Revenue

	Three Months Ended June 30,
	2023	2022	$ Change	% Change

	(in thousands)
Cost of revenue	$67,354	$47,814	$19,540	41%
Cost of revenue increased $19.5 million, or 41%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to operating and variable lease costs relating to new co-location facilities, expansion of existing co-location facilities, and to a lesser extent higher depreciation, to support the growth in our business. Gross profit decreased to 60% for the three months ended June 30, 2023 from 64% for the three months ended June 30, 2022, primarily due to an increase in co-location and depreciation costs as a percentage of revenue.

Operating Expenses

	Three Months Ended June 30,
	2023	2022	$ Change	% Change

	(in thousands)
Research and development	$38,569	$36,956	$1,613	4%
Sales and marketing	16,100	18,219	(2,119)	(12)%
General and administrative	48,858	38,838	10,020	26%
Restructuring and other charges	434	—	434	100%
Total operating expenses	$103,961	$94,013	$9,948	11%
Research and development expenses increased $1.6 million, or 4%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to higher stock-based compensation, software license costs, partially offset by decreases in personnel costs.
Sales and marketing expenses decreased $2.1 million, or 12%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to decreases in advertising and personnel costs, partially offset by amortization of acquired intangible assets.
General and administrative expenses increased $10.0 million, or 26%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to acquisition related compensation, stock-based compensation, personnel costs and acquisition and integration related costs, partially offset by professional service fees.
Restructuring and other charges increased $0.4 million, or 100%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to one-time severance and benefit payments in connection with the restructuring we announced on February 16, 2023.
Other Income, net

	Three Months Ended June 30,
	2023	2022	$ Change	% Change

	(in thousands)
Other income, net	$5,482	$17	$5,465	32,147%
Other income, net increased $5.5 million, or 32,147%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to interest income and accretion from our marketable securities.
Income Tax (Expense) Benefit

	Three Months Ended June 30,
	2023	2022	$ Change	% Change

	(in thousands)
Income tax (expense) benefit	$(3,316)	$1,169	$(4,485)	(384)%
Income tax (expense) benefit decreased $4.5 million, or 384%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily as a result of being able to benefit from current year losses in the U.S., despite maintaining a valuation allowance against the remaining U.S. deferred tax assets, as well as the mix of income in foreign jurisdictions.
Comparison of the Six Months Ended June 30, 2023 and 2022
Revenue

	Six Months Ended June 30,
	2023	2022	$ Change	% Change

	(in thousands)
Revenue	$334,948	$261,209	$73,739	28%

Revenue increased $73.7 million, or 28%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This increase is primarily due to revenue from Cloudways customers, which had not been acquired as of June 30, 2022; a 14% increase in ARPU to $89.59 from $78.41; and a 30% increase in revenue from Builders and Scalers. The increase in ARPU was primarily driven by continued adoption of our products by our customers leading to higher average usage on our platform.
Cost of Revenue

	Six Months Ended June 30,
	2023	2022	$ Change	% Change

	(in thousands)
Cost of revenue	$139,233	$95,016	$44,217	47%
Cost of revenue increased $44.2 million, or 47%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to operating and variable lease costs relating to new co-location facilities, expansion of existing co-location facilities, and to a lesser extent higher depreciation, to support the growth in our business. Gross profit decreased to 58% for the six months ended June 30, 2023 from 64% for the six months ended June 30, 2022, primarily due to an increase in co-location and depreciation costs as a percentage of revenue.
Operating Expenses

	Six Months Ended June 30,
	2023	2022	$ Change	% Change

	(in thousands)
Research and development	$76,841	$74,197	$2,644	4%
Sales and marketing	34,331	37,263	(2,932)	(8)%
General and administrative	97,797	76,262	21,535	28%
Restructuring and other charges	21,303	—	21,303	100%
Total operating expenses	$230,272	$187,722	$42,550	23%
Research and development expenses increased $2.6 million, or 4%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to higher stock-based compensation, and software license costs, partially offset by decreases in personnel costs and amortization expense.
Sales and marketing expenses decreased $2.9 million, or 8%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to decreases in advertising costs partially offset by amortization of acquired intangible assets.
General and administrative expenses increased $21.5 million, or 28%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to acquisition related compensation, stock-based compensation, personnel costs and acquisition and integration related costs, partially offset by a decrease in professional service fees.
Restructuring and other charges increased $21.3 million, or 100%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to one-time severance and benefit payments, as well as stock-based compensation related to vesting of certain equity awards in connection with the restructuring we announced on February 16, 2023.
Other Income (Expense), net

	Six Months Ended June 30,
	2023	2022	$ Change	% Change

	(in thousands)
Other income (expense), net	$10,687	$(1,629)	$12,316	(756)%
Other income (expense), net increased $12.3 million, or 756%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to interest income and accretion from our marketable securities.

Income Tax Benefit (Expense)

	Six Months Ended June 30,
	2023	2022	$ Change	% Change

	(in thousands)
Income tax benefit (expense)	$8,165	$(2,169)	$10,334	(476)%
Income tax benefit (expense) decreased $10.3 million, or 476%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily as a result of being able to benefit from current year losses in the U.S., despite maintaining a valuation allowance against the remaining U.S. deferred tax assets, as well as the mix of income in foreign jurisdictions.
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
In February 2023, we began a common stock buyback program whereby we can repurchase up to an aggregate of $500.0 million of our common stock throughout fiscal year 2023. For the six months ended June 30, 2023, we repurchased and retired 10,538,355 shares of common stock for an aggregate purchase price of $368.9 million.
As of June 30, 2023, we had $120.0 million in cash and cash equivalents and $430.5 million in marketable securities. Our cash and cash equivalents primarily consist of cash and money market funds. Our marketable securities consist of U.S. treasury securities and commercial paper.
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
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(In thousands)	2023	2022
Net cash provided by operating activities	$100,376	$76,473
Net cash provided by (used in) investing activities	243,709	(1,159,833)
Net cash used in financing activities	(364,985)	(557,782)
Decrease in cash, cash equivalents and restricted cash	(20,915)	(1,641,313)
Operating Activities
Our largest source of operating cash is cash collections from sales to our customers. Our primary uses of cash from operating activities are for personnel costs, data center co-location expenses, payment processing fees, bandwidth and connectivity, server maintenance and software licensing fees.
Net cash provided by operating activities was $100.4 million and $76.5 million for the six months ended June 30, 2023 and 2022, respectively, for which the increases in each year were primarily driven by an increase in cash collections from higher revenues, higher interest income and a lower cash bonus, partially offset by higher lease payments and restructuring costs.

Investing Activities
Net cash provided by investing activities was $243.7 million for the six months ended June 30, 2023 compared to $1.2 billion used in investing activities for the six months ended June 30, 2022. The change was driven by our initial investment into the available-for-sale securities portfolio in the first quarter of 2022, partially offset by portfolio maturities of $454.2 million in 2023.
Financing Activities
Net cash used in financing activities of $365.0 million and $557.8 million for the six months ended June 30, 2023 and 2022, respectively, was primarily due to the repurchase and retirement of our common stock for $368.9 million and $550.0 million, respectively.
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
Non‑GAAP Financial Measures
To supplement our consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States, or GAAP, we provide investors with non-GAAP financial measures including: (i) adjusted EBITDA and adjusted EBITDA margin and (ii) non-GAAP net income and non-GAAP diluted net income per share. These measures are presented for supplemental informational purposes only, have limitations as analytical tools and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. Our calculations of each of these measures may differ from the calculations of measures with the same or similar titles by other companies and therefore comparability may be limited. Because of these limitations, when evaluating our performance, you should consider each of these non-GAAP financial measures alongside other financial performance measures, including the most directly comparable financial measure calculated in accordance with GAAP and our other GAAP results. A reconciliation of each of our non-GAAP financial measures to the most directly comparable financial measure calculated in accordance with GAAP is set forth below.
Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as net income (loss) attributable to common stockholders, adjusted to exclude depreciation and amortization, stock-based compensation, interest expense, acquisition related compensation, acquisition and integration related costs, income tax benefit (expense), loss on extinguishment of debt, restructuring and other charges, restructuring related charges, impairment of long-lived assets and other income. We define adjusted EBITDA margin as adjusted EBITDA as a percentage of revenue. We believe that adjusted EBITDA, when taken together with our GAAP financial results, provides meaningful supplemental information regarding our operating performance and facilitates internal comparisons of our historical operating performance on a more consistent basis by excluding certain items that may not be indicative of our business, results of operations or outlook. In particular, we believe that the use of adjusted EBITDA is helpful to our investors as it is a measure used by management in assessing the health of our business, determining incentive compensation, evaluating our operating performance, and for internal planning and forecasting purposes.
Our calculation of adjusted EBITDA and adjusted EBITDA margin may differ from the calculations of adjusted EBITDA and adjusted EBITDA margin by other companies and therefore comparability may be limited. Because of these limitations, when evaluating our performance, you should consider adjusted EBITDA and adjusted EBITDA margin alongside other financial performance measures, including our net income (loss) attributable to common stockholders and other GAAP results.
The following table presents a reconciliation of net income (loss) attributable to common stockholders, the most directly comparable financial measure stated in accordance with GAAP, to adjusted EBITDA for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
GAAP Net income (loss) attributable to common stockholders	$665	$(6,759)	$(15,705)	$(25,327)

Adjustments:
Depreciation and amortization	27,618	24,341	56,531	48,274
Stock-based compensation	36,429	28,183	64,023	54,164
Interest expense	2,112	2,095	4,301	4,154
Acquisition related compensation	6,980	—	14,581	—
Acquisition and integration related costs	1,446	214	2,747	168
Income tax expense (benefit)	3,316	(1,169)	(8,165)	2,169
Loss on extinguishment of debt	—	—	—	407
Restructuring and other charges	434	—	21,303	—
Restructuring related charges(1)	820	—	2,727	—
Impairment of long-lived assets	—	683	553	1,591
Other income, net(2)	(7,594)	(2,112)	(14,988)	(2,932)
Adjusted EBITDA	$72,226	$45,476	$127,908	$82,668
As a percentage of revenue:
Net income (loss) margin	—%	(5)%	(5)%	(10)%
Adjusted EBITDA margin	43%	34%	38%	32%
___________________
(1)Primarily consists of salary continuation charges.
(2)Other income, net primarily consists of interest and accretion income from our marketable securities.
Non-GAAP Net Income and Non-GAAP Diluted Net Income Per Share
We define non-GAAP net income as net income (loss) attributable to common stockholders, excluding stock-based compensation, acquisition related compensation, amortization of acquired intangibles, acquisition and integration related costs, loss on extinguishment of debt, impairment of long-lived assets, restructuring and other charges, restructuring related charges, and other unusual or non-recurring transactions as they occur. We define non-GAAP diluted net income per share as non-GAAP net income divided by the weighted-average diluted shares outstanding, which includes the potentially dilutive effect of our stock options, RSUs, PRSUs, and Convertible Notes.
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

The following table presents a reconciliation of Net income (loss) attributable to common stockholders, the most directly comparable financial measure stated in accordance with GAAP, to Non-GAAP Net income for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
GAAP Net income (loss) attributable to common stockholders	$665	$(6,759)	$(15,705)	$(25,327)
Stock-based compensation	36,429	28,183	64,023	54,164
Acquisition related compensation	6,980	—	14,581	—
Amortization of acquired intangible assets	3,790	564	7,580	1,026
Acquisition and integration related costs	1,446	214	2,747	168
Loss on extinguishment of debt	—	—	—	407
Impairment of long-lived assets	—	683	553	1,591
Restructuring and other charges	434	—	21,303	—
Restructuring related charges(1)	820	—	2,727	—
Non-GAAP income tax adjustment(2)	(5,844)	(27)	(23,404)	282
Non-GAAP Net income	$44,720	$22,858	$74,405	$32,311

GAAP Net income (loss) per share attributable to common stockholders, diluted	$0.01	$(0.07)	$(0.17)	$(0.24)
Stock-based compensation	0.35	0.23	0.60	0.45
Acquisition related compensation	0.07	—	0.14	—
Amortization of acquired intangible assets	0.04	0.01	0.07	0.01
Acquisition and integration related costs	0.01	—	0.03	—
Impairment of long-lived assets	—	0.01	0.01	0.02
Restructuring and other charges	—	—	0.20	—
Restructuring related charges(1)	0.01	—	0.03	—
Non-cash charges related to convertible notes(3)	0.01	0.02	0.03	0.03
Non-GAAP income tax adjustment(2)	(0.06)	—	(0.22)	—
Non-GAAP Net income per share, diluted	$0.44	$0.20	$0.72	$0.27

GAAP weighted-average shares used to compute net income (loss) per share, diluted	96,247	102,502	92,327	104,697
Weighted-average dilutive effect of potentially dilutive securities(4)	8,403	17,353	15,583	18,534
Non-GAAP weighted-average shares used to compute net income per share, diluted	104,650	119,855	107,910	123,231
______________
(1)Primarily consists of salary continuation charges.
(2)Previously, we calculated the income tax effects of non-GAAP adjustments based on the applicable statutory tax rate for the relevant jurisdiction, except for those items which were non-taxable or subject to valuation allowances for which the tax expense (benefit) was calculated at 0%. Prior to fiscal year 2023, U.S. income tax effects of non-GAAP adjustments were subject to a valuation allowance and, therefore, were taxed at 0%. Beginning January 1, 2023, the Company projects to be a U.S. taxpayer and will use a long term fixed forecasted rate of 17% on non-GAAP pre-tax income for 2023.
(3)Consists of non-cash interest expense for amortization of deferred financing fees related to the Convertible Notes.

(4)Consists of the potentially dilutive effects of our stock options, RSUs, PRSUs, and Convertible Notes. In periods with a GAAP net loss position, these are excluded from GAAP weighted-average shares.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2022.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer, concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.
Material Weakness in Internal Control over Financial Reporting
We have identified a material weakness in our internal control over financial reporting that existed as of June 30, 2023, which has existed since December 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We did not design and maintain effective controls over the accounting for income taxes. Specifically, we did not have the appropriate skills and level of experience to assess complicated tax matters. Additionally, we did not properly identify, risk assess, design and maintain effective controls related to the income tax provision, including controls related to the evaluation of tax deductions and the impact on our tax provision. This material weakness resulted in immaterial errors to the income tax expense, deferred taxes, accrued tax liabilities and income tax disclosures which were adjusted in the Company's revised consolidated financial statements for the year ended December 31, 2022. The material weakness also resulted in material errors to the income tax expense, deferred taxes and accrued tax liabilities which were adjusted in the Company's restated consolidated financial statements for the three months ended March 31, 2023. This material weakness could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.
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
Changes in Internal Control Over Financial Reporting
Except as described above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. As disclosed in this Quarterly Report on Form 10-Q, in the course of preparing our interim financial statements for the fiscal quarter ended June 30, 2023, we identified a material weakness in our internal control over financial reporting, which existed as of December 31, 2022. The material weakness was caused by inadequate controls over our tax processes, described in more detail under the heading Part I — Item 4. Controls and Procedures in this Quarterly Report on Form 10-Q. We have commenced efforts to remediate the material weakness as described in more detail under the heading Part I — Item 4. Controls and Procedures in this Quarterly Report on Form 10-Q. The material weakness in our internal control over financial reporting will not be considered remediated until the controls operate for a sufficient period of time and management has concluded, through testing, that these controls operate effectively. If we do not successfully remediate the material weakness, or if other material weaknesses or other deficiencies arise in the future, we may be unable to accurately report our financial results, which could cause our financial results to be materially misstated and require restatement. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the control deficiencies that led to a material weakness in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses.
Our increased focus on the development and use of artificial intelligence and machine learning, including through our recent acquisition of Paperspace, may result in reputational harm, liability or other adverse consequences to our business, results of operations or financial results.
We continue to make investments in areas of strategic focus as we seek to develop new, innovative offerings and improve our existing offerings. We have identified AI/ML as an area worthy of increased investment to support the growth of our business and our long-term initiatives. In July 2023, we acquired Paperspace, a leading provider of cloud infrastructure as a service for highly scalable applications leveraging GPUs, in order to enable customers to more easily test, develop and deploy AI/ML applications and augment and enhance existing AI/ML applications. The investment in AI/ML offerings within our existing product portfolio may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results. The increasing focus on the risks and strategic importance of AI/ML technologies has already resulted in regulatory restrictions that target products and services capable of enabling or facilitating AI/ML, and may in the future result in additional restrictions impacting some of our product and service offerings. Complying with multiple regulations from different jurisdictions related to AI/ML could increase our cost of doing business or may change the way that we operate in certain jurisdictions. Furthermore, concerns regarding third-party use of AI/ML for purposes contrary to governmental interests, including concerns relating to the misuse of AI/ML applications, models, and solutions, could result in restrictions on AI/ML products, for example those that can be used for training, refining, and deploying large language models, or LLMs. Such restrictions could limit the ability of downstream customers and users worldwide to acquire, deploy, and use systems that include our products and services, and negatively impact our business and financial results. It is also unclear how our status as an infrastructure provider for customers developing and deploying AI/ML applications as opposed to developing such applications ourselves will affect the applicability of these regulations on our offerings.
The acquisition of Paperspace also introduces risks that are inherent in all acquisitions. For example, we have limited experience in operating GPU-accelerated infrastructure products and we may encounter difficulties assimilating or integrating the business, technologies, data, platform, personnel or operations of Paperspace. The integration process may disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing business. Additionally, Paperspace’s business relies on third-party components, particularly GPUs, which may require significant capital expenditure and may be difficult to procure given the current elevated demand in the AI/ML space. Any disruption of relationships with third-party suppliers and vendors could adversely affect the functionality and availability of the business. If we are unsuccessful in integrating Paperspace or growing the business in the coming years, the acquisition may not result in the synergies and other benefits we had expected to achieve, and the revenue and operating results of the combined company could be adversely affected.
Finally, in an effort to enhance internal efficiencies, we may explore the usage of third-party AI/ML applications in our internal operations. The technology used by these third-party applications may be unproven and may expose us to unseen or unanticipated risks, including with respect to our customers. Furthermore, any financial, customer, employee or other information that is ingested by a third-party AI/ML application could be used for training, refining and deploying LLMs, which could create issues of confidentiality, intellectual property ownership and unexpected bias. For example, AI algorithms are based on ML and predictive analytics, which can include unexpected biases and lead to discriminatory outcomes. Because the use of AI/ML technology for such internal purposes is relatively new and quickly evolving, we cannot be sure that it will be successful or that it will not harm our reputation, financial condition or operating results. The use of AI/ML technology also presents emerging ethical issues and if our use of third-party AI/ML applications becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
The following table provides information with respect to repurchases of shares of common stock by the Company during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Program(1)
April 1-30, 2023	1,479,035	$36.98	1,479,035	$179,398
May 1-31, 2023	678,193	33.03	678,193	156,999
June 1-30, 2023	621,154	41.72	621,154	131,081
Total	2,778,382	$37.08	2,778,382
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Arrangements
None.

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

DigitalOcean Holdings, Inc.

Date:	August 11, 2023	By:	/s/ Yancey Spruill
Yancey Spruill
Chief Executive Officer
(Principal Executive Officer)

Date:	August 11, 2023	By:	/s/ W. Matthew Steinfort
W. Matthew Steinfort
Chief Financial Officer
(Principal Financial Officer)