Form 10-Q
period 2023-09-30
DigitalOcean Holdings, Inc.
filed 2023-11-02
CIK 1582961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2023
OR
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
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 26, 2023, there were 86,008,935 shares of the registrant’s common stock, with a par value of $0.000025 per share, outstanding.

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
•our reliance on our executive officers and other key personnel and our ability to identify, recruit and retain skilled personnel, including a new chief executive officer;
•our ability to effectively manage our growth;
•our ability to successfully integrate acquired businesses, including Cloudways and Paperspace, and achieve expected synergies and benefits;
•our ability to compete effectively with existing competitors and new market entrants;
•the growth rates of the markets in which we compete;
•our ability to maintain effective internal control over financial reporting (“ICFR”) and disclosure controls and procedures (“DCP”), including our ability to remediate any existing material weakness in our ICFR and the timing of any such remediation, as well as to reestablish effective ICFR and DCP; and
•the other factors that are described under the heading “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2022, and in the section titled “Risk Factors” and elsewhere in our subsequent Quarterly Reports on Form 10-Q.
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in Item 1A–Risk Factors in our Annual Report on Form 10-K/A for the year ended December 31, 2022 and in the section titled “Risk Factors” and elsewhere in our subsequent Quarterly Reports on Form 10-Q, as such factors have been and may be updated from time to time in our subsequent periodic filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	September 30, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$79,361	$140,772
Marketable securities	304,720	723,462
Accounts receivable, less allowance for credit losses of $5,584 and $6,099, respectively	60,237	53,833
Prepaid expenses and other current assets	27,141	27,924
Total current assets	471,459	945,991

Property and equipment, net	284,806	273,170
Restricted cash	1,747	1,935
Goodwill	348,322	315,168
Intangible assets, net	145,886	118,928
Operating lease right-of-use assets, net	166,294	153,701
Deferred tax assets	731	751
Other assets	5,892	5,987
Total assets	$1,425,137	$1,815,631

Current liabilities:
Accounts payable	$14,306	$21,138
Accrued other expenses	24,779	33,987
Deferred revenue	5,094	5,550
Operating lease liabilities, current	76,122	57,432
Other current liabilities	63,988	47,409
Total current liabilities	184,289	165,516

Deferred tax liabilities	6,640	20,757
Long-term debt	1,475,913	1,470,270
Operating lease liabilities, non-current	107,230	107,693
Other long-term liabilities	9,838	3,826
Total liabilities	1,783,910	1,768,062
Commitments and Contingencies (Note 8)

Preferred stock ($0.000025 par value per share; 10,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022)	—	—
Common stock ($0.000025 par value per share; 750,000,000 shares authorized; 86,194,445 and 96,732,507 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	2	2
Additional paid-in capital	—	263,957
Accumulated other comprehensive loss	(1,022)	(2,048)
Accumulated deficit	(357,753)	(214,342)
Total stockholders’ (deficit) equity	(358,773)	47,569

Total liabilities and stockholders’ equity	$1,425,137	$1,815,631
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue	$177,062	$152,115	$512,010	$413,324
Cost of revenue	70,329	56,730	209,562	151,746
Gross profit	106,733	95,385	302,448	261,578
Operating expenses:
Research and development	32,627	30,243	109,468	104,440
Sales and marketing	19,015	19,097	53,346	56,360
General and administrative	20,064	38,847	117,861	115,109
Restructuring and other charges	(441)	—	20,862	—
Total operating expenses	71,265	88,187	301,537	275,909

Income (loss) from operations	35,468	7,198	911	(14,331)

Other income (expense):
Interest expense	(2,333)	(2,127)	(6,634)	(6,281)
Loss on extinguishment of debt	—	—	—	(407)
Interest income and other income, net	3,979	3,274	18,967	6,206
Other income (expense), net	1,646	1,147	12,333	(482)

Income (loss) before income taxes	37,114	8,345	13,244	(14,813)
Income tax expense	(17,939)	(442)	(9,774)	(2,611)
Net income (loss) attributable to common stockholders	$19,175	$7,903	$3,470	$(17,424)
Net income (loss) per share attributable to common stockholders
Basic	$0.22	$0.08	$0.04	$(0.17)
Diluted	$0.20	$0.08	$0.04	$(0.17)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders
Basic	87,667	96,559	90,769	102,134
Diluted	102,674	104,931	97,747	102,134
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income (loss) attributable to common stockholders	$19,175	$7,903	$3,470	$(17,424)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes	(373)	(252)	(43)	(458)
Unrealized (loss) gain on available-for-sale marketable securities, net of taxes	299	912	1,069	(3,476)
Other comprehensive (loss) income	(74)	660	1,026	(3,934)
Comprehensive income (loss)	$19,101	$8,563	$4,496	$(21,358)
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehen-sive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	88,628,893	$2	—	$—	$—	$(948)	$(266,633)	$(267,579)
Issuance of common stock under equity incentive plan, net of taxes withheld	915,901	—	—	—	(1,208)	—	—	(1,208)
Issuance of common stock under employee stock purchase plan, net of taxes withheld	—	—	—	—	—	—	—	—
Repurchase and retirement of common stock	(3,350,349)	—	—	—	3,205	—	(110,295)	(107,090)
Stock-based compensation	—	—	—	—	(1,997)	—	—	(1,997)
Other comprehensive loss	—	—	—	—	—	(74)	—	(74)
Net income attributable to common stockholders	—	—	—	—	—	—	19,175	19,175
Balance at September 30, 2023	86,194,445	$2	—	$—	$—	$(1,022)	$(357,753)	$(358,773)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehen-sive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	98,856,183	$2	(1,968,228)	$(4,598)	$268,689	$(4,968)	$(211,865)	$47,260
Issuance of common stock under equity incentive plan, net of taxes withheld	420,431	—	—	—	(2,894)	—	—	(2,894)
Issuance of common stock under employee stock purchase plan, net of taxes withheld	—	—	—	—	—	—	—	—
Repurchase and retirement of common stock	(1,078,650)	—	—	—	(50,000)	—	—	(50,000)
Retirement of treasury stock	(1,968,228)	—	1,968,228	4,598	(4,598)	—	—	—
Stock-based compensation	—	—	—	—	24,081	—	—	24,081
Other comprehensive income	—	—	—	—	—	660	—	660
Net income attributable to common stockholders	—	—	—	—	—	—	7,903	7,903
Balance at September 30, 2022	96,229,736	$2	—	$—	$235,278	$(4,308)	$(203,962)	$27,010

See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehen-sive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	96,732,507	$2	—	$—	$263,957	$(2,048)	$(214,342)	$47,569
Issuance of common stock under equity incentive plan, net of taxes withheld	3,230,294	—	—	—	(506)	—	—	(506)
Issuance of common stock under employee stock purchase plan, net of taxes withheld	120,348	—	—	—	2,797	—	—	2,797
Repurchase and retirement of common stock	(13,888,704)	—	—	—	(332,817)	—	(146,881)	(479,698)
Stock-based compensation	—	—	—	—	66,569	—	—	66,569
Other comprehensive income	—	—	—	—	—	1,026	—	1,026
Net income attributable to common stockholders	—	—	—	—	—	—	3,470	3,470
Balance at September 30, 2023	86,194,445	$2	—	$—	$—	$(1,022)	$(357,753)	$(358,773)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehen-sive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	109,175,863	$2	(1,968,228)	$(4,598)	$769,705	$(374)	$(186,538)	$578,197
Issuance of common stock under equity incentive plan, net of taxes withheld	2,503,828	—	—	—	(14,116)	—	—	(14,116)
Issuance of common stock under employee stock purchase plan, net of taxes withheld	144,867	—	—	—	5,244	—	—	5,244
Repurchase and retirement of common stock	(13,626,594)	—	—	—	(600,000)	—	—	(600,000)
Retirement of treasury stock	(1,968,228)	—	1,968,228	4,598	(4,598)	—	—	—
Stock-based compensation	—	—	—	—	79,043	—	—	79,043
Other comprehensive loss	—	—	—	—	—	(3,934)	—	(3,934)
Net loss attributable to common stockholders	—	—	—	—	—	—	(17,424)	(17,424)
Balance at September 30, 2022	96,229,736	$2	—	$—	$235,278	$(4,308)	$(203,962)	$27,010

See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net income (loss) attributable to common stockholders	$3,470	$(17,424)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	87,085	73,900
Stock-based compensation	65,589	77,758
Provision for expected credit losses	11,416	12,217
Operating lease right-of-use assets and liabilities, net	5,783	3,207
Loss on extinguishment of debt	—	407
Net accretion of discounts and amortization of premiums on investments	(2,262)	(3,099)
Non-cash interest expense	5,958	5,898
Loss on impairment of long-lived assets	1,140	144
Deferred income taxes	561	247
Release of VAT reserve	(819)	—
Other	484	3,582
Changes in operating assets and liabilities:
Accounts receivable	(16,777)	(20,270)
Prepaid expenses and other current assets	(7,569)	(4,938)
Accounts payable and accrued expenses	(15,870)	(4,277)
Deferred revenue	(561)	(364)
Other assets and liabilities	16,798	5,330
Net cash provided by operating activities	154,426	132,318

Investing activities
Capital expenditures - property and equipment	(67,077)	(79,679)
Capital expenditures - internal-use software development	(4,075)	(6,593)
Purchase of intangible assets	—	(4,915)
Cash paid for acquisition of businesses, net of cash acquired	(99,340)	(305,163)
Cash paid for asset acquisitions	(2,500)	(5,400)
Purchase of available-for-sale securities	(352,313)	(1,379,277)
Sales of available-for-sale securities	—	19,992
Maturities of available-for-sale securities	773,335	558,371
Purchased interest on available-for-sale securities	(151)	(1,556)
Proceeds from interest on available-for-sale securities	151	1,549
Proceeds from sale of equipment	236	967
Net cash provided by (used in) investing activities	248,266	(1,201,704)

Financing activities
Payment of debt issuance costs	—	(1,520)
Proceeds related to the issuance of common stock under equity incentive plan	15,358	10,352
Proceeds from the issuance of common stock under employee stock purchase plan	2,797	5,245
Principal repayments of finance leases	(947)	—
Employee payroll taxes paid related to net settlement of equity awards	(15,594)	(24,618)
Repurchase and retirement of common stock	(474,950)	(600,000)
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

Net cash used in financing activities	(473,336)	(610,541)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(55)	(348)
Decrease in cash, cash equivalents and restricted cash	(70,699)	(1,680,275)
Cash, cash equivalents and restricted cash - beginning of period	151,807	1,715,425
Cash, cash equivalents and restricted cash - end of period	$81,108	$35,150

Supplemental disclosures of cash flow information:
Cash paid for interest	$595	$349
Cash paid for taxes, net of refunds	2,034	1,669
Operating cash flows paid for operating leases	51,038	33,354
Non-cash investing and financing activities:
Capitalized stock-based compensation	$980	$1,285
Property and equipment received but not yet paid, included in Accounts payable and Accrued other expenses	15,804	19,964
Debt issuance costs included in accounts payable and accrued liabilities	—	18
Operating right-of-use assets obtained in exchange for operating lease liabilities	65,828	67,463
Finance right-of-use assets obtained in exchange for finance lease liabilities	11,958	—
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include accounts of the Company and all wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of September 30, 2023, results of operations for the three and nine months ended September 30, 2023 and 2022, cash flows for the nine months ended September 30, 2023 and 2022, and stockholders' (deficit) equity for the three and nine months ended September 30, 2023 and 2022.
Reclassifications
As previously disclosed in the Annual Report on Form 10-K/A for the year ended December 31, 2022, the Company adopted Accounting Standard Update 2016-02, Leases (“ASC 842”) using the modified retrospective transition method as of the first day of fiscal year 2022. The impact of the adoption of ASC 842 on previously reported interim financial statements during the year ended December 31, 2022, included the recognition of right-of-use (“ROU”) assets and lease liabilities for operating leases. The adoption of ASC 842 also resulted in changes to certain lines within operating activities in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statement of Cash Flows due to changes in operating assets and liabilities for the related accounts. These changes to previously disclosed amounts conform to the current period presentation. Additionally, certain other reclassifications were made to prior period amounts in order to conform to the current period presentation.
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

Restricted Cash
The following table reconciles cash, cash equivalents and restricted cash per the Condensed Consolidated Statements of Cash Flows:

	September 30,
	2023	2022
Cash and cash equivalents	$79,361	$24,115
Restricted cash included in Prepaid expenses and other current assets(1)	—	9,100
Restricted cash(2)	1,747	1,935
Total cash, cash equivalents and restricted cash	$81,108	$35,150
___________________
(1)Includes contingent compensation deposits related to the Cloudways acquisition, which were paid on September 1, 2023.
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
The following table presents the changes in our allowance for expected credit losses for the period presented:

Amount
Balance as of December 31, 2022	$6,099
Provision for expected credit losses	11,416
Write-offs and other	(11,931)
Balance as of September 30, 2023	$5,584
Deferred Revenue
Deferred revenue was $5,094 and $5,550 as of September 30, 2023 and December 31, 2022, respectively. Revenue recognized during the three months ended September 30, 2023 and 2022 was $624 and $246, respectively, and $3,424 and $2,750 during the nine months ended September 30, 2023 and 2022, respectively, which was included in each deferred revenue balance at the beginning of each respective period.
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
The Company decided to cease the use of a portion of its leased New York office space in 2022 and entered into two separate subleases agreements with third party subtenants, in which the sublease income is less than the original lease payments indicating impairment. During the nine months ended September 30, 2022, a reduction to the carrying value of the ROU asset of $1,471 was recorded representing the carrying value amount in excess of the fair value with a corresponding impairment charge recorded to General and administrative in the Condensed Consolidated Statements of Operations.
The Company recorded an impairment loss for the three months ended September 30, 2023 and 2022 of $587 and $24, respectively, and $1,140 and $144 for the nine months ended September 30, 2023 and 2022, respectively, related to software that is no longer being used. This impairment loss is included in Cost of revenue and Research and development on the Condensed Consolidated Statements of Operations.
Restructuring Expenses
The Company records restructuring expenses when management commits to a restructuring plan, the restructuring plan identifies all significant actions, the period of time to complete the restructuring plan indicates that significant changes to the plan are not likely, and employees who are impacted have been notified.
Segment Information
The Company’s chief operating decision maker, the chief executive officer (“CEO”), reviews discrete financial information presented on a consolidated basis for purposes of regularly making operating decisions, allocation of resources, and assessing financial performance. Accordingly, the Company has one operating and reporting segment.
Geographical Information
Revenue, as determined based on the billing address of the Company’s customers, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
North America	37%	38%	38%	38%
Europe	29	30	29	30
Asia	24	22	23	22
Other	10	10	10	10
Total	100%	100%	100%	100%
Revenue derived from customers in the United States was 30% of total revenue for the three and nine months ended September 30, 2023, and 31% of total revenue for the three and nine months ended September 30, 2022.
Long-lived assets includes property and equipment and leases. The geographic locations of the Company’s long-lived assets, net, based on physical location of the assets is as follows:

	September 30, 2023	December 31, 2022
United States	$219,856	$206,118
Singapore	45,163	60,307
Germany	61,834	50,274
Netherlands	48,412	35,951
Other	75,835	74,221
Total	$451,100	$426,871
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
The Company’s customer base consists of a significant number of geographically dispersed customers. No customer represented 10% or more of accounts receivable, net as of September 30, 2023 and December 31, 2022. Additionally, no customer accounted for 10% or more of total revenue during the three and nine months ended September 30, 2023 and 2022.

Note 3. Acquisitions, Goodwill and Intangible Assets
Paperspace Co.
On July 5, 2023 (“Acquisition Date”), the Company consummated a business combination acquiring 100% of Paperspace Co. (“Paperspace”) for total consideration of $100,399, which consists of consideration paid of $100,716, offset by amounts due from seller of $317 related to the estimated purchase price adjustment. Included in the consideration paid is a contribution of $11,100 to an escrow account held by a third party on the Acquisition Date to support certain post-closing indemnification obligations.
This acquisition has been accounted for as a business combination and the results of Paperspace’s operations have been included in the accompanying condensed consolidated financial statements since the Acquisition Date. The acquisition and integration of Paperspace’s advanced technology into the Company’s platform will extend the Company’s offerings, enabling customers to more easily test, develop and deploy artificial intelligence and machine learning (“AI/ML”) applications, and augment and enhance existing AI/ML applications.
The initial accounting for the business combination is incomplete at the time of this filing due to the limited amount of time between the Acquisition Date and the date that these financial statements are issued. The Company has performed a preliminary valuation analysis of the fair market value of the assets and liabilities of the Paperspace business. The final purchase price allocation will be determined when the Company has completed its evaluation of the valuation analysis. The final allocation could differ materially from the preliminary allocation. The final allocation may include changes in allocations to acquired intangible assets as well as goodwill and other changes to assets and liabilities including deferred tax liabilities. The estimated useful lives of acquired intangible assets are also preliminary. Measurement period adjustments, if any, will be recognized in the reporting period in which the adjustment amounts are determined within twelve months from the Acquisition Date.
The following table sets forth the components and the preliminary allocation of the purchase price for the business combination and summarizes the preliminary fair values of the assets acquired and liabilities assumed at the Acquisition Date:

Total consideration:
Consideration Paid	$100,716
Amount due from seller	(317)
Total consideration transferred	$100,399

Cash and cash equivalents	$1,376
Accounts receivable	1,042
Prepayments and other current assets	193
Property and equipment	4,515
Operating lease right-of-use asset, net	4,398
Finance lease right-of-use asset, net	11,958
Other Long Term Assets	367
Intangible assets	37,690
Accounts payable and accrued expenses	(1,445)
Deferred revenue	(105)
Operating lease liabilities- Current	(1,475)
Operating lease liabilities- Non-Current	(2,923)
Finance lease liabilities- Current	(5,707)
Finance lease liabilities- Non-Current	(6,251)
Deferred tax liabilities	(1,074)
Net identifiable assets acquired	42,559
Goodwill	57,840
Total fair value of net assets acquired	$100,399
The Company amortizes its intangible assets assuming no residual value over periods in which the economic benefit of these assets is consumed (the useful life). The preliminary fair values allocated to the identifiable intangible assets and their estimated useful lives are as follows:

Intangible assets	Preliminary fair value	Weighted Av. Useful Life (yrs)
Trademark/Trade Name	$300	1
Developed Technology	24,120	5
Customer Relationships	13,270	5
Total identifiable intangible assets	$37,690
Paperspace’s assets and liabilities were measured at estimated fair values on July 5, 2023. Estimates of fair value represent management’s best estimate and require a complex series of judgments about future events and uncertainties. Third-party valuation specialists were engaged to assist in the valuation of these assets and liabilities.
The goodwill is attributable primarily to the integration of Paperspace’s advanced technology into the Company’s platform which will extend the Company’s offerings, resulting in incremental revenue from new and existing customers, and to a lesser extent intangible assets that do not qualify for separate recognition, including the existing workforce acquired through the acquisition. None of the goodwill is expected to be deductible for income tax purposes.
Acquisition and integration related costs consist of miscellaneous professional service fees and expenses for acquisition related activities. The Company recognized approximately $5,774 of acquisition related costs that were expensed in the nine months ended September 30, 2023. These costs are shown primarily as part of general and administrative expenses in the accompanying condensed consolidated statements of operations.
The amount of Paperspace’s revenue and net loss included in the Company’s condensed consolidated statements of operations from the Acquisition Date through September 30, 2023, was $2,760 and $9,526, respectively.

Contingent compensation
Contingent compensation costs relate to payments due to certain Paperspace sellers for $10,120, of which $5,060 will be earned on July 5, 2024, and $1,265 will be earned quarterly thereafter through July 5, 2025. Contingent compensation represents compensation for post-combination services because the payments are contingent on continuing employment of the Paperspace founders, at each payment date. For the three and nine months ended September 30, 2023, the Company recorded an acquisition related compensation expense of $2,068 related to estimated compensation earned by the Paperspace founders to date included in General and administrative in the accompanying Condensed Consolidated Statements of Operations.
Unaudited Pro Forma Financial Information
The unaudited pro forma information below summarizes the combined results of the Company and Paperspace as if the Company’s acquisition of Paperspace closed on January 1, 2022 but does not necessarily reflect the combined actual results of operations of the Company and Paperspace that would have been achieved, nor are they necessarily indicative of future results of operations. The unaudited pro forma information reflects certain adjustments that were directly attributable to the acquisition of Paperspace, including additional amortization of acquired assets and the timing of nonrecurring acquisition and integration related costs, and other adjustments the Company believes are reasonable for the pro forma presentation. If Paperspace had been acquired on January 1, 2022 and included in the Company’s results for 2022 and 2023, it would not have had a material impact to revenue.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Pro-forma net income (loss)	$17,708	$2,935	$(7,500)	$(41,433)
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
The acquisition purchase consideration, in accordance with ASC 805, totaled $311,237 and was paid in cash. The Share Purchase Agreement includes customary representations and warranties and covenants of the parties. The Company contributed $42,000 to an escrow account on the Acquisition Date to support certain post-closing indemnification obligations. The final accounting has been completed.

The following table sets forth the components and the allocation of the purchase price for the business combination and summarizes the fair values of the assets acquired and liabilities assumed at the Acquisition Date:

Total consideration:
Cash paid to Cloudways sellers	$278,187
Cash contributed to escrow accounts	42,000
Other expenses	150
Less: Cash pre-funded from contingent compensation	(9,100)
Total consideration paid	$311,237

Cash and cash equivalents	$5,827
Accounts receivable	4,753
Prepayments and other current assets	547
Other long term assets	9
Identifiable intangible assets	72,000
Accounts payable	(1,820)
Accrued expenses	(957)
Deferred revenue	(1,013)
Deferred tax liabilities	(3,417)
Other current liabilities	(23,243)
Net identifiable assets acquired	52,686
Goodwill	258,551
Total fair value of net assets acquired	$311,237
During the nine months ended September 30, 2023, the Company recorded measurement period adjustments of $24,686 to decrease Goodwill and a corresponding $18,269 to decrease Deferred tax liabilities, and $6,417 to decrease Other current liabilities on the Condensed Consolidated Balance Sheets. Additionally, the change to the provisional amounts resulted in an increase to Income tax expense and Deferred tax liabilities of $1,635 and a decrease to General and administrative expenses and other current liabilities of $921, respectively. The measurement period adjustments are a result of new information obtained about facts and circumstances that existed as of the acquisition date.
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
Contingent compensation
Contingent compensation costs relate to payments due to a Cloudways seller for $38,830, of which $16,851 was earned and paid on September 1, 2023, and $7,326 will be earned on each of March 1, 2024, September 1, 2024 and March 1, 2025. Contingent compensation represents compensation for post-combination services because the payments are contingent on continuing employment of the Cloudways seller, with limited exceptions, at each payment date.
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

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Pro-forma revenue	$160,457	$444,193
Pro-forma net income (loss)	10,010	(24,837)
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
Goodwill
Movements in goodwill during the nine months ended September 30, 2023 were as follows:

Balance at December 31, 2022	$315,168
Acquisition of Paperspace	57,840
Measurement period adjustments	(24,686)
Balance at September 30, 2023	$348,322
Note 4. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents, on the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022.

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$245,528	$6	$(132)	$245,402
Commercial paper	59,386	—	(68)	59,318
Total Marketable securities	$304,914	$6	$(200)	$304,720

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$549,944	$29	$(849)	$549,124
Corporate debt securities	35,293	—	(86)	35,207
Commercial paper	139,489	9	(367)	139,131
Total Marketable securities	$724,726	$38	$(1,302)	$723,462
Interest income from investments was $5,007 and $3,309 for the three months ended September 30, 2023 and 2022, respectively, and $19,071 and $6,899 for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, all of the Company’s available-for-sale short-term investments were due within one year.
As of September 30, 2023, the Company held seventeen securities that were in an unrealized loss position. The Company does not intend to sell and expects that it is more likely than not that it will not be required to sell these securities until such time as the value recovers or the securities mature. Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates and not credit-related factors based on the Company’s evaluation of available evidence. To determine whether a decline in value is related to credit loss, the Company evaluates, among other factors: the extent to which the fair value is less than the amortized cost basis, changes to the rating of the security by a rating agency and any adverse conditions specifically related to an issuer of a security or its industry. Management does not believe any remaining unrealized losses represent impairments based on our evaluation of available evidence. Unrealized gains and losses on marketable securities are presented net of tax.
Note 5. Fair Value Measurements
The fair value of our financial assets measured on a recurring basis is as follows:

	September 30, 2023
	Level I	Level II	Total
Cash and cash equivalents:
Cash	$58,625	$—	$58,625
Money market funds	20,736	—	20,736
Total Cash and cash equivalents	$79,361	$—	$79,361
Marketable securities:
U.S. treasury securities	$245,402	$—	$245,402
Commercial paper	—	59,318	59,318
Total Marketable securities	$245,402	$59,318	$304,720

	December 31, 2022
	Level I	Level II	Total
Cash and cash equivalents:
Cash	$95,117	$—	$95,117
Money market funds	45,655	—	45,655
Total Cash and cash equivalents	$140,772	$—	$140,772

Marketable securities:
U.S. treasury securities	$549,124	$—	$549,124
Corporate debt securities	—	35,207	35,207
Commercial paper	—	139,131	139,131
Total Marketable securities	$549,124	$174,338	$723,462
The Company classifies its highly liquid money market funds and U.S. treasury securities within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its commercial paper and corporate debt securities within Level 2 because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded. The Company had no Level 3 financial assets as of September 30, 2023 and December 31, 2022.
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

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Notes	$1,475,913	$1,147,500	$1,470,270	$1,134,030
The carrying value of the Convertible Notes as of September 30, 2023 and December 31, 2022 was net of unamortized debt issuance costs of $24,087 and $29,730, respectively.
The total fair value of the Convertible Notes was determined based on the closing trading price as of the last day of trading for the period. The Company considers the fair value to be a Level 2 valuation due to the limited trading activity.
Note 6. Balance Sheet Details

Property and equipment, net
Property and equipment, net consisted of the following:

	September 30, 2023	December 31, 2022
Computers and equipment	$613,305	$564,763
Furniture and fixtures	1,511	1,511
Leasehold improvements	6,820	6,820
Internal-use software	82,377	78,649
Equipment under finance leases(1)	11,922	—
Property and equipment, gross	$715,935	$651,743

Less: accumulated depreciation(1)	$(363,141)	$(317,329)
Less: accumulated amortization	(67,988)	(61,244)
Property and equipment, net	$284,806	$273,170
___________________
(1)As part of the Paperspace acquisition on July 5, 2023, the Company recognized finance leases for data center equipment for which it is reasonably certain that the Company will exercise, or the Company will substantially utilize, the assets over the estimated lives. Amortization expense of finance lease ROU assets is recognized on a straight-line basis over the lease term of one to five years, and interest expense for finance lease liabilities is recognized under the effective interest rate method based on the incremental borrowing rate. The Company includes the amortization of assets that are recorded under finance leases in depreciation expense included in Cost of revenue on the Company’s Condensed Consolidated Statements of Operations. Interest expense is included in Other income (expense), net on the Company’s Condensed Consolidated Statements of Operations. As of September 30, 2023, finance lease ROU assets, net of amortization, of $10,598 are included in Property and equipment, net; finance lease liabilities of $5,277 and $5,861 are included in Other current liabilities and Other non-current liabilities, respectively, on the Company’s Condensed Consolidated Balance Sheets.
Depreciation expense on property and equipment for the three months ended September 30, 2023 and 2022 was $22,912 and $20,982, respectively, and $66,956 and $62,009 for the nine months ended September 30, 2023 and 2022, respectively.
The Company capitalized costs related to the development of computer software for internal use of $5,070 and $7,879 for the nine months ended September 30, 2023 and 2022, respectively, which is included in internal-use software costs within Property and equipment, net. Amortization expense related to internal-use software for the three months ended September 30, 2023 and 2022 was $1,991 and $2,983, respectively, and $6,898 and $9,205 for the nine months ended September 30, 2023 and 2022, respectively.
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

At September 30, 2023, the Company had available borrowing capacity of $250,000 on the Credit Facility. The Credit Facility will mature on the earlier of (a) March 29, 2027 and (b) 90 days before the maturity date applicable to any outstanding convertible notes issued by the Company in an aggregate principal amount equal to or greater than $100,000.
The Credit Facility is secured by a first-priority security interest in substantially all of the assets of the Company. The Credit Facility contains certain financial and operational covenants, including a maximum senior secured net leverage ratio financial covenant of 3.50x. As of September 30, 2023, the Company was in compliance with all covenants under the Credit Facility.
The per annum interest rate applicable to any principal amounts outstanding under the Credit Facility for U.S. Dollar loans will be equal to (i) Adjusted Term SOFR plus (ii) an applicable margin varying from 1.25% to 2.00%, subject to a pricing grid based on the senior secured net leverage ratio. The Credit Facility provides for an annual commitment fee varying from 0.20% to 0.30%, also subject to a pricing grid based on the senior secured net leverage ratio, applied to the average daily unused amount of the revolving credit facility. The Company incurred commitment fees on the unused balance of the Credit Facility of $128 for the three months ended September 30, 2023 and 2022, and $379 and $349 for the nine months ended September 30, 2023 and 2022, respectively.
Amortization of deferred financing fees for the three months ended September 30, 2023 and 2022 was $105 and $106, respectively, and $315 and $293 for the nine months ended September 30, 2023 and 2022, respectively.
Convertible Notes
In November 2021, the Company issued $1,500,000 aggregate principal amount of Convertible Notes in a private offering, including the exercise in full of the over-allotment option granted to the initial purchasers of $200,000. The Convertible Notes are senior unsecured obligations of the Company and do not bear interest, and the principal amount of the Convertible Notes does not accrete. The Convertible Notes will mature on December 1, 2026 unless earlier converted, redeemed, or repurchased. The net proceeds from this offering were $1,461,795 after deducting underwriting fees, expenses and commissions. Amortization of deferred financing fees for the three months ended September 30, 2023 and 2022 was $1,883 and $1,874, respectively, and $5,643 and $5,605 for the nine months ended September 30, 2023 and 2022, respectively.
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
As none of the above circumstances have occurred as of September 30, 2023, the Convertible Notes were not convertible for the fiscal quarter ending September 30, 2023.
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
Note 8. Commitments and Contingencies
Purchase Commitments
As of September 30, 2023, the Company had long-term commitments for bandwidth usage with various networks and internet service providers and entered into purchase orders with various vendors. The Company’s purchase commitments have not materially changed since December 31, 2022.
Letters of Credit
In conjunction with the execution of certain office space operating leases, a letter of credit in the amount of $1,747 and $1,935 was issued and outstanding as of September 30, 2023 and December 31, 2022, respectively. No draws have been made under the letter of credit. These funds are included as Restricted cash on the Condensed Consolidated Balance Sheets as they are related to long-term operating leases and are included in beginning and ending Cash, cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows. The letter of credit was reduced on an annual basis until the end of 2022 and, beginning January 1, 2023, the deposit currently held is the minimum threshold required until the lease expiration.
Legal Proceedings
From time to time, the Company is involved in various legal proceedings arising from the normal course of business activities. While the Company intends to defend any such legal proceedings, it is not feasible to predict or determine the ultimate disposition of any such litigation matters and the cost of any defense or settlement of such proceedings.
On September 12, 2023, a federal securities class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and certain executive officers, as described in more detail under Part II — Item 1 “Legal Proceedings”. While the Company intends to defend the lawsuit vigorously, it is possible that the Company could incur losses associated with it, although it is not possible to estimate the amount of any loss or range of possible loss that might result from adverse judgments, settlements, penalties or other resolutions of such proceeding, based on the early stage thereof, the fact that alleged damages have not been specified, the uncertainty as to the certification of a class and the size of any certified class, and the lack of resolution on significant factual and legal issues.

Note 9. Stockholders’ Equity
Common Stock
The Company’s amended and restated certificate of incorporation authorizes the issuance of common and preferred stock. Holders of common stock are entitled to one vote per share.
As of September 30, 2023 and December 31, 2022, the Company was authorized to issue 750,000,000 shares of common stock with a par value of $0.000025 per share.
Preferred Stock
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 10,000,000 shares of preferred stock with a par value of $0.000025 per share with rights and preferences, including voting rights, designated from time to time by the Company’s Board of Directors. No shares of preferred stock were issued or outstanding as of September 30, 2023 or December 31, 2022.

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
Pursuant to the 2023 Share Buyback Program, during the three months ended September 30, 2023, the Company repurchased and retired 3,350,349 shares of common stock for an aggregate purchase price of $106,031, which excludes the 1% excise tax of $1,059 imposed under the Inflation Reduction Act. During the nine months ended September 30, 2023, the Company repurchased and retired 13,888,704 shares of common stock for an aggregate purchase price of $474,950, which excludes the 1% excise tax of $4,748. All purchased shares were retired and are reflected as a reduction of Common stock for the par value of shares, with the excess applied to Additional paid-in capital and Accumulated deficit. As of September 30, 2023, the dollar value of shares that remained available to be repurchased by the Company under the 2023 Share Buyback Program was $25,050.
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
In February 2023, the Company initiated a restructuring plan to adjust its cost structure and accelerate its timeline to achieve greater than 20% adjusted free cash flow margins (the “Restructuring Plan”), which includes both the elimination of positions across the Company as well as the shifting of additional positions across a broader geographical footprint. In connection with the Restructuring Plan, the Company recorded $3,937 of stock-based compensation related to the accelerated vesting of certain restricted stock, performance-based restricted stock units (“PRSUs”), and RSU awards during the nine months ended September 30, 2023. Refer to Note 13, Restructuring, for further details of the Restructuring Plan.
Stock Options
Stock options granted have a maximum term of ten years from the grant date, are exercisable upon vesting and vest over a period of four years. Stock option activity for the nine months ended September 30, 2023 was as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Life in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2023	10,153,916	$7.23	6.16	$185,188
Granted	46,799	28.86
Exercised	(2,230,603)	6.89
Forfeited or cancelled	(408,105)	10.76
Outstanding at September 30, 2023	7,562,007	$7.27	5.40	$126,991
Vested and exercisable at September 30, 2023	6,899,260	6.64	5.24	120,046
Vested and unvested expected to vest at September 30, 2023	7,466,772	$7.18	5.38	$126,055
The aggregate intrinsic value represents the difference between the fair value of common stock and the exercise price of outstanding in-the-money options. The aggregate intrinsic value of exercised options for the nine months ended September 30, 2023 and 2022 was $64,463 and $78,012, respectively. The tax benefit from stock options exercised was

$975 and $344 for the three months ended September 30, 2023 and 2022, respectively, and $2,810 and $7,730 for the nine months ended September 30, 2023 and 2022, respectively.
During the nine months ended September 30, 2023, 46,799 options were granted. No options were granted during the nine months ended September 30, 2022. The aggregate estimated fair value of stock options granted to participants that vested during the nine months ended September 30, 2023 and 2022 was $10,284 and $13,452, respectively.
As of September 30, 2023, there was $7,630 of unrecognized stock-based compensation related to outstanding stock options granted that is expected to be recognized over a weighted-average period of 0.94 years.
RSUs
RSUs granted typically vest over four years. RSU activity for the nine months ended September 30, 2023 was as follows:

	Shares	Weighted-Average Fair Value
Unvested balance at January 1, 2023	4,802,435	$44.25
Granted	5,337,840	35.03
Vested	(1,434,162)	41.14
Forfeited or cancelled	(1,852,745)	45.08
Unvested balance at September 30, 2023	6,853,368	37.49
Vested and expected to vest at September 30, 2023	4,514,288	$37.61
Forfeitures and cancellations were primarily due to the Restructuring Program.
As of September 30, 2023, there was $155,162 of unrecognized stock-based compensation related to outstanding RSUs granted that is expected to be recognized over a weighted-average period of 2.89 years.
PRSUs
The Company issued PRSUs which will vest based on the achievement of each award’s established performance targets. PRSU activity for the nine months ended September 30, 2023 was as follows:

	Shares	Weighted-Average Fair Value
Unvested balance at January 1, 2023	666,122	$57.41
Granted	1,118,528	31.75
Vested	(51,594)	41.24
Forfeited or cancelled	(325,057)	38.54
Adjusted by performance factor	(436,387)	60.72
Unvested balance at September 30, 2023	971,612	$33.92
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
On March 1, 2023, the Company granted an LTIP PRSU award (the “2023 LTIP PRSU”) with a maximum shares achievable of 1,118,528, subject to the actual financial metrics achieved relative to the target financial metrics for fiscal year 2023. As of September 30, 2023, the Company determined that it was probable that a percentage of the 2023 LTIP PRSUs granted with respect to the Company’s 2023 financial performance would vest.
There is $2,969 of unrecognized stock-based compensation that is expected to be recognized over a weighted-average period of 1.25 years in regards to the LTIP PRSUs.
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
During the period ended June 30, 2023, 40,000 PRSUs shares were deemed achieved and will vest in early fiscal year 2024. This resulted in $2,524 of stock-based compensation, which was included in Research and development in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2023.
MRSUs
On July 27, 2021, the Company’s Board of Directors granted a market-based restricted stock unit (“MRSU”) award for 3,000,000 shares of the Company’s common stock to the Company’s CEO, Yancey Spruill, which will vest upon the satisfaction of certain service conditions and the achievement of certain Company stock price goals, as described below.
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
MRSU activity for the nine months ended September 30, 2023 was as follows:

	Shares	Weighted-Average Fair Value
Unvested balance at January 1, 2023	3,000,000	$25.12
Granted	—	—
Unvested balance at September 30, 2023	3,000,000	$25.12
On August 24, 2023, the Company announced its implementation of a leadership succession plan to identify the Company’s next CEO. Yancey Spruill will continue to serve as CEO until a successor has been appointed, at which point he will step down from his role as CEO and as a member of the Board. As a result, and in accordance with the Company’s accounting policy, $31,279 of recognized stock-based compensation related to the MRSUs was estimated to be forfeited and therefore reversed for the three and nine months ended September 30, 2023.
As of September 30, 2023, there was no unrecognized stock-based compensation related to the MRSUs granted remaining to be recognized.
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
During the three months ended September 30, 2023 and 2022, the Company recorded stock-based compensation associated with the ESPP of $689 and $902, respectively, and $1,909 and $3,441 for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, $1,899 has been withheld on behalf of employees.
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
As part of the Restructuring Plan, during the three months ended March 31, 2023, 33,963 shares of restricted stock that were issued to a former founder were vested upon the employee’s departure and $2,147 of stock-based compensation was included in Restructuring and other charges in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2023.
During the three months ended June 30, 2023, 66,139 shares of restricted stock that were issued to the two remaining founders of Nimbella were vested upon their departure. This resulted in $3,946 of stock-based compensation which was included in Research and development in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2023.

For the restricted shares, there was no stock-based compensation recognized for the three months ended September 30, 2023. Total stock-based compensation for the three months ended September 30, 2022 was $1,053. Total stock-based compensation was $4,879 and $3,159 for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the restricted shares in connection with the Nimbella acquisition have been fully amortized.
Stock-Based Compensation
Stock-based compensation was included in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Cost of revenue	$497	$492	$1,350	$1,405
Research and development	9,502	8,236	35,280	28,617
Sales and marketing	4,701	3,356	11,759	10,553
General and administrative	(17,071)	11,510	13,263	37,183
Restructuring and other charges	—	—	3,937	—
Total stock-based compensation	$(2,371)	$23,594	$65,589	$77,758
Excess income tax (expense) benefit related to stock-based compensation	$(787)	$1,449	$4,572	$17,835
In September 2023, certain executives had the terms of their equity awards amended, which could result in approximately 700,000 awards accelerating up to twelve months in the event the individuals are terminated without cause or resign for good reason, as defined in their amended employment agreement.

Note 11. Net Income (Loss) per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to common stockholders	$19,175	$7,903	$3,470	$(17,424)
Denominator:
Weighted average shares used to compute net income (loss) per share	87,667	96,559	90,769	102,134
Basic net income (loss) per share attributable to common stockholders	$0.22	$0.08	$0.04	$(0.17)

Diluted net income (loss) per share:
Numerator:
Net income (loss) attributable to common stockholders	$19,175	$7,903	$3,470	$(17,424)
Interest expense on dilutive convertible notes	1,563	—	—	—
Net income (loss) used in diluted calculation	$20,738	$7,903	$3,470	$(17,424)
Denominator:
Number of shares used in basic calculation	87,667	96,559	90,769	102,134
Weighted-average effect of diluted securities:
Stock Options	5,892	8,008	6,424	—
RSUs	555	275	466	—
PRSUs	157	89	88	—
Convertible Notes	8,403	—	—	—
Number of shares used in diluted calculation	102,674	104,931	97,747	102,134
Diluted net income (loss) per share attributable to common stockholders	$0.20	$0.08	$0.04	$(0.17)
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Stock Options	14	3	26	2
RSUs	594	505	1,245	253
PRSUs	—	—	11	—
Convertible Notes	—	8,403	8,403	8,403
	608	8,911	9,685	8,658
Note 12. Income Taxes
The expense for income taxes is primarily a result of the tax expense on the income in foreign jurisdictions in which the Company conducts business and not benefiting the losses in the U.S. due to the full valuation allowance. Based on the available supporting evidence, including the amount and timing of future taxable income, the Company has concluded that it is more likely than not that a significant portion of the deferred tax assets will not be realized. As such, the Company maintains a full valuation allowance on its U.S. deferred tax assets.
The computation of the provision for, or benefit from, income taxes for an interim period has historically been determined using an estimated annual effective tax rate, adjusted for discrete items, if any. Each quarter, the Company updates the estimated annual effective tax rate and records a year-to-date adjustment to the tax provision as necessary.

For the three and nine months ended September 30, 2023, the annual effective tax rate method would not provide a reliable estimate for our U.S. jurisdiction because the rate is highly sensitive to immaterial changes in forecasted ordinary income or loss. As a result, the actual effective tax rate was applied to the loss for the Company’s U.S. jurisdiction for the three and nine months ended September 30, 2023. For the three and nine months ended September 30, 2023, the Company recorded a tax expense of $17,939 and $9,774, respectively. The effective tax rate for the three and nine months ended September 30, 2023 was 48.3% and 73.8%, respectively. The effective tax rate differs from the statutory rate primarily as a result of having a full valuation allowance in the U.S. and the mix of income in the foreign jurisdictions in which the Company conducts business.
For the three and nine months ended September 30, 2022, the Company recorded a tax expense of $442 and $2,611, respectively. The effective tax rate for the three and nine months ended September 30, 2022 was 5.3% and (17.6)%, respectively. The effective tax rate differs from the statutory rate primarily as a result of not recognizing deferred tax assets for U.S. losses due to a full valuation allowance against the U.S. deferred tax assets, and excess tax benefits from stock-based compensation.
Note 13. Restructuring
In February 2023, the Company initiated the Restructuring Plan to adjust its cost structure and accelerate its timeline to achieve greater than 20% adjusted free cash flow margins, which includes both the elimination of positions across the Company as well as the shifting of additional positions across a broader geographical footprint. The aggregate restructuring charges in connection with the Restructuring Plan is approximately $21,000, which was substantially completed by the end of the third quarter of 2023.
The Company recorded Restructuring and other charges of $(441) for the three months ended September 30, 2023 primarily related to the reversal of accrued and unused severance and benefit payments. Restructuring and other charges of $20,862 were recorded for the nine months ended September 30, 2023, which consisted of $16,925 primarily related to one-time severance and benefit payments, as well as $3,937 of stock-based compensation related to vesting of certain equity awards.
The following table summarizes the Company’s restructuring liability that is included in Other current liabilities in the Condensed Consolidated Balance Sheets:

Severance and Other Employee Costs
Balance as of December 31, 2022	$—
Restructuring charges	16,925
Cash payments	(16,774)
Balance as of September 30, 2023	$151
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
As of September 30, 2023, we had approximately 633,000 Learners, Builders and Scalers using our platform to build, deploy and scale applications. The Company views Learners, Builders and Scalers as the most appropriate measure of our customer population, and Testers have therefore been excluded from the total customer population count.
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
We offer mission-critical solutions across Infrastructure-as-a-Service (IaaS), including our Droplet virtual machines, storage and networking offerings; Platform-as-a-Service (PaaS), including our Managed Database and Managed Kubernetes offerings; and Software-as-a-Service (SaaS), including our Managed Hosting and Marketplace offerings. Improving the developer experience and increasing productivity are core to our mission. We also recently acquired Paperspace, a leading provider of cloud infrastructure for highly scalable GPU-accelerated applications, to enable customers to more easily test, develop and deploy artificial intelligence and machine learning, or (AI/ML), applications or augment and enhance existing AI/ML applications. Our cloud platform was designed with simplicity in mind to ensure that startups and SMBs can spend less time managing their infrastructure and more time building innovative applications that drive business growth. Simplicity guides how we design and enhance our easy-to-use-interface, the core capabilities we offer our customers and our approach to predictable and transparent pricing for our solutions. In just minutes, developers can set up thousands of virtual machines, secure their projects, enable performance monitoring and scale up and down as needed.
We generate revenue from the usage of our cloud computing platform by our customers, including but not limited to compute, storage and networking services. We recognize revenue based on the customer utilization of these resources. Our pricing is consumption-based and billed monthly in arrears, making it easy for our customers to track usage on an ongoing basis and optimize their deployments.
We have historically generated almost all of our revenue from our efficient self-service customer acquisition model, which we complement with a targeted sales force focused on inside sales, outside sales and partnership opportunities to drive revenue growth. Our model enables customers to get started on our platform very quickly and without the need for assistance. We focus heavily on enabling a self-service, low-friction model that makes it easy for users to try, adopt and use our products. For the three months ended September 30, 2023 and 2022, our sales and marketing expense was approximately 11% and 13% of our revenue, respectively. The efficiency of our go-to-market model and our focus on the needs of the SMB market has enabled us to drive organic growth and establish a truly global customer base across a broad range of industries.
Our customers are spread across over 190 countries and around two-thirds of our revenue has historically come from customers located outside the United States. For the three months ended September 30, 2023, 37% of our revenue was generated from North America, 29% from Europe, 24% from Asia and 10% from the rest of the world.
Our average revenue per customer (consisting of the aggregate revenue and customer counts for our Learners, Builders and Scalers, but excluding revenue and user counts for Testers), or ARPU, has increased from $86.54 in the quarter ended September 30, 2022 to $92.06 in the quarter ended September 30, 2023. We had no material customer concentration as our top 25 customers made up approximately 7% and 9% of our revenue in the three months ended September 30, 2023 and 2022, respectively. We have experienced strong growth in recent periods. Our annual run-rate revenue, or ARR, as of September 30, 2023 was $713 million up from $641 million as of September 30, 2022. ARR as of the end of each month represents total revenue for that month multiplied by 12.
Growing our Builders and Scalers is a critical focus for us, and we have successfully increased the number of these customers and their percentage of our total revenue. We had approximately 16,000 Scalers as of September 30, 2023, up from approximately 14,000 as of September 30, 2022. We had approximately 138,000 Builders as of September 30, 2023, up from approximately 128,000 as of September 30, 2022. Revenue from Builders and Scalers increased 19% and 14%, respectively, for the quarter ended September 30, 2023 compared to the quarter ended September 30, 2022. Revenue from Builders and Scalers as a percentage of total revenue was 86% in each of the quarters ended September 30, 2023 and September 30, 2022.
2023 Restructuring
On January 27, 2023, our Board of Directors approved a restructuring plan to adjust our cost structure and accelerate our timeline to achieve greater than 20% adjusted free cash flow margins. The restructuring plan included both the elimination of positions across the company as well as the shifting of additional positions across a broader geographical footprint, and was substantially completed by the end of the third quarter of 2023. See Note 13, Restructuring, in our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding these commitments.
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
Growing Our Base of Higher Spend Customers
We believe there is a substantial opportunity to further expand our customer base to attract more businesses that can scale on our platform. We are investing in strategies that we believe will attract higher spend customers, including expansion of our sales team, and new marketing initiatives that further optimize our self-service revenue funnel to help customers expand their usage. In addition, our Cloudways and Paperspace acquisitions added a significant number of higher spend customers to our platform due to the higher price point of those offerings.
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
Macroeconomic Conditions
Unfavorable conditions in the economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, supply chain disruptions, inflationary pressures, rising interest rates, financial and credit market fluctuations, volatility in the capital markets, liquidity concerns at, and failures of, banks and other financial institutions, international trade relations, political turmoil, natural catastrophes, outbreaks of contagious diseases, warfare and terrorist attacks on the United States, Europe or elsewhere, including military actions affecting Russia, Ukraine, the Middle East or elsewhere, could cause a decrease in business investments on information technology and negatively affect the growth of our business and our results of operations.
While our business model provides some resilience against these factors, we will continue to monitor the direct and indirect impacts of these or similar circumstances on our business and our results of operations, and will take appropriate measures, as necessary, to minimize potential risk exposure.
Key Business Metrics
We utilize the key metrics set forth below to help us evaluate our business and growth, identify trends, formulate financial projections and make strategic decisions. We are not aware of any uniform standards for calculating these key metrics, and other companies may not calculate similarly titled metrics in a consistent manner, which may hinder comparability. The table below includes the impact of our acquisitions with respect to the metrics disclosed.

	Three Months Ended
	September 30,
	2023	2022
Learners	478,730	477,151
Builders	137,959	127,562
Scalers	16,305	14,492
ARPU	$92.06	$86.54
ARR (in millions)	$713	$641
Net dollar retention rate	96%	118%
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
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of personnel costs of our sales, marketing and customer support employees including salaries, bonuses, benefits and stock-based compensation. Sales and marketing expenses also include costs for marketing programs, commissions, advertising and professional service fees. We expect to continue to incur sales and marketing expenses as we enhance our product offerings and implement new marketing strategies.

General and Administrative Expenses
General and administrative expenses consist primarily of personnel costs of our human resources, legal, finance, and other administrative functions including salaries, bonuses, benefits, and stock-based compensation. General and administrative expenses also include provision for expected credit losses, software, payment processing fees, business insurance, depreciation and amortization expenses, rent and facilities costs, impairment of long-lived assets, acquisition related compensation, and other administrative costs. We also expect general and administrative expenses to increase in absolute dollars as we continue to grow our business.
Restructuring and other charges
Restructuring and other charges consist primarily of personnel costs, such as notice period, employee severance payments and termination benefits, as well as stock-based compensation related to vesting of certain equity awards. We expect restructuring and other charges to decrease as the Restructuring Plan was substantially completed by the end of the third quarter of 2023.
Other Income (Expense), net
Other income (expense), net consists primarily of accretion/amortization of premium/discounts and interest income from our available-for-sale investments, amortization of deferred financing fees on our convertible notes, loss on extinguishment of debt, and gains or losses on foreign currency exchange.
Income Tax (Expense) Benefit
For fiscal year 2022, Income tax expense consists primarily of income taxes in certain foreign and state jurisdictions in which we conduct business. Beginning January 1, 2023, Income tax expense is attributable to the mix of income in the jurisdictions in which we conduct business. We maintain a full valuation allowance on our U.S. federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred assets will not be realized.
Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands)
Revenue	$177,062	$152,115	$512,010	$413,324
Cost of revenue(1)	70,329	56,730	209,562	151,746
Gross profit	106,733	95,385	302,448	261,578
Operating expenses:
Research and development(1)	32,627	30,243	109,468	104,440
Sales and marketing(1)	19,015	19,097	53,346	56,360
General and administrative(1)	20,064	38,847	117,861	115,109
Restructuring and other charges(1)	(441)	—	20,862	—
Total operating expenses	71,265	88,187	301,537	275,909

Income (loss) from operations	35,468	7,198	911	(14,331)
Other income (expense), net	1,646	1,147	12,333	(482)
Income (loss) before income taxes	37,114	8,345	13,244	(14,813)
Income tax expense	(17,939)	(442)	(9,774)	(2,611)
Net income (loss) attributable to common stockholders	$19,175	$7,903	$3,470	$(17,424)
___________________
(1)    Includes stock-based compensation as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands)
Cost of revenue	$497	$492	$1,350	$1,405
Research and development	9,502	8,236	35,280	28,617
Sales and marketing	4,701	3,356	11,759	10,553
General and administrative(1)	(17,071)	11,510	13,263	37,183
Restructuring and other charges	—	—	3,937	—
Total stock-based compensation	$(2,371)	$23,594	$65,589	$77,758
(1)Amount includes $31.3 million of recognized stock-based compensation related to the MRSUs that was estimated to be forfeited and therefore reversed for the three and nine months ended September 30, 2023.
The following table sets forth our results of operations as a percentage of revenue for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Cost of revenue	40	37	41	37
Gross profit	60	63	59	63
Operating expenses:
Research and development	18	20	21	25
Sales and marketing	11	13	10	14
General and administrative	11	26	23	28
Restructuring and other charges	—	—	4	—
Total operating expenses*	40	58	59	67

Income (loss) from operations	20	5	—	(3)
Other income (expense), net	1	1	2	—
Income (loss) before income taxes	21	5	3	(4)
Income tax expense	(10)	—	(2)	(1)
Net income (loss) attributable to common stockholders*	11%	5%	1%	(4)%
*May not foot due to rounding
Comparison of the Three Months Ended September 30, 2023 and 2022
Revenue

	Three Months Ended September 30,
	2023	2022	$ Change	% Change

	(in thousands)
Revenue	$177,062	$152,115	$24,947	16%
Revenue increased $24.9 million, or 16%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to revenue from Cloudways and Paperspace customers, which was acquired in September 2022 and July 2023, respectively; a 6% increase in ARPU to $92.06 from $86.54; and a 16% increase in revenue from Builders and Scalers. The increase in ARPU was primarily driven by continued adoption of our products by our customers leading to higher average usage on our platform.

Cost of Revenue

	Three Months Ended September 30,
	2023	2022	$ Change	% Change

	(in thousands)
Cost of revenue	$70,329	$56,730	$13,599	24%
Cost of revenue increased $13.6 million, or 24%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to operating and variable lease costs relating to new and acquired co-location facilities, expansion of existing co-location facilities, and to a lesser extent higher depreciation from the acquired finance leases and amortization of acquired developed technology. Gross profit decreased to 60% for the three months ended September 30, 2023 from 63% for the three months ended September 30, 2022, primarily due to an increase in co-location and depreciation costs as a percentage of revenue.
Operating Expenses

	Three Months Ended September 30,
	2023	2022	$ Change	% Change

	(in thousands)
Research and development	$32,627	$30,243	$2,384	8%
Sales and marketing	19,015	19,097	(82)	—%
General and administrative	20,064	38,847	(18,783)	(48)%
Restructuring and other charges	(441)	—	(441)	100%
Total operating expenses	$71,265	$88,187	$(16,922)	(19)%
Research and development expenses increased $2.4 million, or 8%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to higher stock-based compensation and software license costs.
Sales and marketing expenses remained relatively consistent for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to decreases in advertising, partially offset by slightly higher stock-based compensation, personnel costs and amortization of acquired intangible assets.
General and administrative expenses decreased $18.8 million, or 48%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to $31.3 million of reversed stock-based compensation related to the CEO’s forfeited MRSUs, partially offset by higher acquisition related compensation and personnel costs.
Restructuring and other charges decreased $0.4 million, or 100%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to the reversal of accrued unused severance and benefit payments.
Other Income, net

	Three Months Ended September 30,
	2023	2022	$ Change	% Change

	(in thousands)
Other income, net	$1,646	$1,147	$499	44%
Other income, net increased $0.5 million, or 44%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to interest income and accretion from our marketable securities.
Income Tax Expense

	Three Months Ended September 30,
	2023	2022	$ Change	% Change

	(in thousands)
Income tax expense	$(17,939)	$(442)	$(17,497)	3,959%

Income tax expense increased $17.5 million, or 3,959%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily as a result of the tax expense on the income in foreign jurisdictions in which the Company conducts business and not benefiting the losses in the U.S. due to the full valuation allowance.
Comparison of the Nine Months Ended September 30, 2023 and 2022
Revenue

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change

	(in thousands)
Revenue	$512,010	$413,324	$98,686	24%
Revenue increased $98.7 million, or 24%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This increase is primarily due to revenue from Cloudways and Paperspace customers, which was acquired in September 2022 and July 2023, respectively; a 12% increase in ARPU to $90.43 from $81.01; and a 25% increase in revenue from Builders and Scalers. The increase in ARPU was primarily driven by continued adoption of our products by our customers leading to higher average usage on our platform.
Cost of Revenue

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change

	(in thousands)
Cost of revenue	$209,562	$151,746	$57,816	38%
Cost of revenue increased $57.8 million, or 38%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to operating and variable lease costs relating to new and acquired co-location facilities, expansion of existing co-location facilities, and to a lesser extent higher depreciation from the acquired finance leases and amortization of acquired developed technology. Gross profit decreased to 59% for the nine months ended September 30, 2023 from 63% for the nine months ended September 30, 2022, primarily due to an increase in co-location and depreciation costs as a percentage of revenue.
Operating Expenses

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change

	(in thousands)
Research and development	$109,468	$104,440	$5,028	5%
Sales and marketing	53,346	56,360	(3,014)	(5)%
General and administrative	117,861	115,109	2,752	2%
Restructuring and other charges	20,862	—	20,862	100%
Total operating expenses	$301,537	$275,909	$25,628	9%
Research and development expenses increased $5.0 million, or 5%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to higher stock-based compensation and software license costs, partially offset by decreases in personnel costs and amortization expense.
Sales and marketing expenses decreased $3.0 million, or 5%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to decreases in advertising costs and personnel costs partially offset by higher stock-based compensation and amortization of acquired intangible assets.
General and administrative expenses increased $2.8 million, or 2%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to higher acquisition related compensation and personnel costs, partially offset by $31.3 million of reversed stock-based compensation related to the CEO’s forfeited MRSUs.

Restructuring and other charges increased $20.9 million, or 100%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to one-time severance and benefit payments, as well as stock-based compensation related to vesting of certain equity awards in connection with the restructuring we announced in February 2023.
Other Income (Expense), net

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change

	(in thousands)
Other income (expense), net	$12,333	$(482)	$12,815	(2,659)%
Other income (expense), net increased $12.8 million, or 2,659%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to interest income and accretion from our marketable securities.
Income Tax Expense

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change

	(in thousands)
Income tax expense	$(9,774)	$(2,611)	$(7,163)	274%
Income tax expense increased $7.2 million, or 274%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily as a result of the tax expense on the income in foreign jurisdictions in which the Company conduct business and not benefiting the losses in the U.S. due to the full valuation allowance.
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
In February 2023, we began a common stock buyback program whereby we can repurchase up to an aggregate of $500.0 million of our common stock throughout fiscal year 2023. For the nine months ended September 30, 2023, we repurchased and retired 13,888,704 shares of common stock for an aggregate purchase price of $475.0 million.
As of September 30, 2023, we had $79.4 million in cash and cash equivalents and $304.7 million in marketable securities. Our cash and cash equivalents primarily consist of cash and money market funds. Our marketable securities consist of U.S. treasury securities and commercial paper.
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

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(In thousands)	2023	2022
Net cash provided by operating activities	$154,426	$132,318
Net cash provided by (used in) investing activities	248,266	(1,201,704)
Net cash used in financing activities	(473,336)	(610,541)
Decrease in cash, cash equivalents and restricted cash	(70,699)	(1,680,275)
Operating Activities
Our largest source of operating cash is cash collections from sales to our customers. Our primary uses of cash from operating activities are for personnel costs, data center co-location expenses, payment processing fees, bandwidth and connectivity, server maintenance and software licensing fees.
Net cash provided by operating activities was $154.4 million and $132.3 million for the nine months ended September 30, 2023 and 2022, respectively, for which the increases in each year were primarily driven by an increase in cash collections from higher revenues, higher interest income and a lower cash bonus, partially offset by higher lease payments, restructuring costs and acquisition related compensation payments.
Investing Activities
Net cash provided by investing activities was $248.3 million for the nine months ended September 30, 2023 compared to $1.2 billion used in investing activities for the nine months ended September 30, 2022. The change was driven by our reduced investment in the available-for-sale securities portfolio as we transfer the investments to cash as they mature, and our reduced investment in business combinations year-over-year.
Financing Activities
Net cash used in financing activities of $473.3 million and $610.5 million for the nine months ended September 30, 2023 and 2022, respectively, was primarily due to the repurchase and retirement of our common stock for $475.0 million and $600.0 million, respectively.
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
The following table presents a reconciliation of net income (loss) attributable to common stockholders, the most directly comparable financial measure stated in accordance with GAAP, to adjusted EBITDA for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
GAAP Net income (loss) attributable to common stockholders	$19,175	$7,903	$3,470	$(17,424)

Adjustments:
Depreciation and amortization	30,554	25,626	87,085	73,900
Stock-based compensation(1)	28,731	23,594	92,754	77,758
Interest expense	2,333	2,127	6,634	6,281
Acquisition related compensation	7,995	2,361	22,576	2,361
Acquisition and integration related costs	2,366	2,700	5,113	2,868
Income tax expense	17,939	442	9,774	2,611
Loss on extinguishment of debt	—	—	—	407
Restructuring and other charges	(441)	—	20,862	—
Restructuring related charges(2)	(29,484)	—	(26,757)	—
Impairment of long-lived assets	587	24	1,140	1,615
Other income, net(3)	(3,979)	(3,274)	(18,967)	(6,206)
Adjusted EBITDA	$75,776	$61,503	$203,684	$144,171
As a percentage of revenue:
Net income (loss) margin	11%	5%	1%	(4)%
Adjusted EBITDA margin	43%	40%	40%	35%

___________________
(1)For the three and nine months ended September 30, 2023, non-GAAP stock-based compensation excludes the $31.3 million reversal related to the CEO’s forfeited MRSU award as it is presented in Restructuring related charges.
(2)Primarily consists of salary continuation charges, executive reorganization charges including CEO search firm fees and other legal and professional service costs, and the $31.3 million reversal of stock-based compensation related to the CEO’s forfeited MRSU award.
(3)Other income, net primarily consists of interest and accretion income from our marketable securities.
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
The following table presents a reconciliation of Net income (loss) attributable to common stockholders, the most directly comparable financial measure stated in accordance with GAAP, to Non-GAAP Net income for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
GAAP Net income (loss) attributable to common stockholders	$19,175	$7,903	$3,470	$(17,424)
Stock-based compensation(1)	28,731	23,594	92,754	77,758
Acquisition related compensation	7,995	2,361	22,576	2,361
Amortization of acquired intangible assets	5,651	1,661	13,231	2,687
Acquisition and integration related costs	2,366	2,700	5,113	2,868
Loss on extinguishment of debt	—	—	—	407
Impairment of long-lived assets	587	24	1,140	1,615
Restructuring and other charges	(441)	—	20,862	—
Restructuring related charges(2)	(29,484)	—	(26,757)	—
Non-GAAP income tax adjustment(3)	9,011	710	(14,393)	992
Non-GAAP Net income	$43,591	$38,953	$117,996	$71,264

GAAP Net income (loss) per share attributable to common stockholders, diluted	$0.20	$0.08	$0.04	$(0.17)
Stock-based compensation(1)	0.27	0.21	0.87	0.69
Acquisition related compensation	0.07	0.02	0.21	0.02
Amortization of acquired intangible assets	0.05	0.01	0.12	0.02
Acquisition and integration related costs	0.02	0.02	0.05	0.04
Impairment of long-lived assets	—	—	0.01	0.01
Restructuring and other charges	—	—	0.20	—
Restructuring related charges(2)	(0.28)	—	(0.25)	—
Non-cash charges related to convertible notes(4)	0.02	0.01	0.04	0.04
Non-GAAP income tax adjustment(3)	0.09	0.01	(0.13)	0.01
Non-GAAP Net income per share, diluted	$0.44	$0.36	$1.16	$0.66

GAAP weighted-average shares used to compute net income (loss) per share, diluted	102,674	104,931	97,747	102,134
Weighted-average dilutive effect of potentially dilutive securities(5)	—	8,403	8,403	12,375
Non-GAAP weighted-average shares used to compute net income per share, diluted	102,674	113,334	106,150	114,509
______________
(1)For the three and nine months ended September 30, 2023, non-GAAP stock-based compensation excludes the $31.3 million reversal related to the CEO’s forfeited MRSU award as it is presented in Restructuring related charges.
(2)Primarily consists of salary continuation charges, executive reorganization charges including CEO search firm fees and other legal and professional service costs, and the $31.3 million reversal of stock-based compensation related to the forfeited MRSU award.
(3)Previously, we calculated the income tax effects of non-GAAP adjustments based on the applicable statutory tax rate for the relevant jurisdiction, except for those items which were non-taxable or subject to valuation allowances for which the tax expense (benefit) was calculated at 0%. Prior to fiscal year 2023, U.S. income tax effects of non-GAAP adjustments were subject to a valuation allowance and, therefore, were taxed at 0%. Beginning January 1,

2023, the Company projects to be a U.S. taxpayer and will use a long term fixed forecasted rate of 17% on non-GAAP pre-tax income for 2023.
(4)Consists of non-cash interest expense for amortization of deferred financing fees related to the Convertible Notes.
(5)Consists of the potentially dilutive effects of our stock options, RSUs, PRSUs, and Convertible Notes. In periods with a GAAP net loss position, these are excluded from GAAP weighted-average shares.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer, concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.
Material Weakness in Internal Control over Financial Reporting
As previously disclosed, we identified a material weakness in our internal control over financial reporting that continued to exist as of September 30, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We did not design and maintain effective controls over the accounting for income taxes. Specifically, we did not have the appropriate skills and level of experience to assess complicated tax matters. Additionally, we did not properly identify, risk assess, design and maintain effective controls related to the income tax provision, including controls related to the evaluation of tax deductions and the impact on our tax provision. This material weakness resulted in immaterial errors to the income tax expense, deferred taxes, accrued tax liabilities and income tax disclosures which were adjusted in the Company's revised consolidated financial statements for the year ended December 31, 2022. The material weakness also resulted in material errors to the income tax expense, deferred taxes and accrued tax liabilities which were adjusted in the Company's restated consolidated financial statements for the three months ended March 31, 2023. This material weakness could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.
Remediation Plan with Respect to Material Weakness
Management is committed to taking the necessary steps to remediate the above identified material weakness. We are implementing a plan to remediate the material weakness as follows:
a.In March 2023, we hired a VP of Tax with over 25 years of tax leadership experience.
b.We plan to augment our team with additional tax personnel with the appropriate knowledge, training and experience to analyze, record and disclose tax accounting matters timely and accurately, and to design and maintain appropriate accounting policies, procedures and controls over income taxes, commensurate with our financial reporting requirements.
c.In the third quarter of 2023, we continued to supplement our tax resources through the use of a third-party tax advisor and intend to continue utilizing the third-party tax advisor.
d.In the third quarter of 2023, we continued to design and implement controls to address the identification, accounting, reporting and review of complex tax transactions.

The Company continues to develop its remediation plan for the material weakness and reports status of the remediation plan to the Audit Committee on a regular basis.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
On September 12, 2023, a federal securities class action lawsuit was filed in the United States District Court for the Southern District of New York against us and certain of our executive officers, captioned Ashish Agarwal, individually and on behalf of all others similarly situated v. DigitalOcean Holdings, Inc., et. al. (Case 1:23-cv-08060). The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and alleges that we made materially false and misleading statements regarding our business. The complaint seeks certification of a class of all persons who purchased or otherwise acquired DigitalOcean securities from February 16, 2023 through August 25, 2023 and unspecified monetary damages, costs and attorneys’ fees, and other unspecified relief that the Court deems appropriate. While we intend to defend the lawsuit vigorously, it is possible that we could incur losses associated with it, although it is not possible to estimate the amount of any loss or range of possible loss that might result from adverse judgments, settlements, penalties or other resolutions of such proceedings, based on the early stage thereof, the fact that alleged damages have not been specified, the uncertainty as to the certification of a class and the size of any certified class, and the lack of resolution on significant factual and legal issues.
ITEM 1A. RISK FACTORS
Please refer to Item 1A—Risk Factors in our Annual Report on Form 10-K/A for the year ended December 31, 2022 for a description of certain material risks and uncertainties to which our business, financial condition and results of operations are subject. There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2022 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, except as set forth below.
We and certain of our officers have been named as defendants in a putative securities class action lawsuit. This lawsuit, and potential similar or related lawsuits, could result in substantial damages, divert management’s time and attention from our business, and have a material adverse effect on our results of operations. This lawsuit may be costly to defend or pursue and is uncertain in its outcome.
On September 12, 2023, a federal securities class action lawsuit was filed in the United States District Court for the Southern District of New York, against us and certain of our executive officers, as described in more detail under Part II — Item 1 “Legal Proceedings”. This lawsuit is subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of such lawsuit is necessarily uncertain. We could be forced to expend significant resources in the defense of the pending lawsuit and any additional lawsuits, and we may not prevail. In addition, we may incur substantial legal fees and costs in connection with such lawsuits. We currently are not able to estimate the possible cost to us from this matter, as the pending lawsuit is currently at an early stage, and we cannot be certain how long it may take to resolve the pending lawsuit or the possible amount of any damages that we may be required to pay. Monitoring, initiating and defending against legal actions are time-consuming for our management, may be expensive and may detract from our ability to fully focus our internal resources on our business activities. We may not be successful in having this lawsuit dismissed or settled within the limits of our insurance coverage. There also may be adverse publicity associated with this lawsuit that could negatively affect public perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable.
If we fail to successfully implement our leadership succession plan to identify our next chief executive officer or if we fail to retain and motivate members of our management team and other key employees in light of our chief executive officer succession plan, our business and future growth prospects could be harmed.
On August 24, 2023, we announced the implementation of a leadership succession plan to identify our next chief executive officer. Yancey Spruill will continue to serve as chief executive officer until a successor has been appointed, at which point he will step down from his roles as chief executive officer and as a member of our Board of Directors. If we do not successfully implement our leadership succession plan to identify our next chief executive officer, it could be viewed negatively by our customers, employees or investors and could have an adverse impact on our business.

Additionally, our success and future growth depend largely upon the continued services of our executive officers and key employees and our ability to effectively recruit to replace any departing executive officers and key employees. If we fail to motivate or retain our executive officers or other key employees in light of our chief executive officer transition, one or more of such employees may leave. In the event of such employee departures, if we fail to enable the effective transfer of knowledge and facilitate smooth transitions, the operating results and future growth for our business could be adversely affected. Furthermore, the morale and productivity of the workforce could be disrupted.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
The following table provides information with respect to repurchases of shares of common stock by the Company during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Program(1)
July 1-31, 2023	109,948	$40.54	109,948	$126,625
August 1-31, 2023	2,527,550	32.87	2,527,550	43,546
September 1-30, 2023	712,851	25.95	712,851	25,050
Total	3,350,349	$31.65	3,350,349
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Arrangements
None.
Amended and Restated Bylaws
In light of the recently adopted “universal proxy” rules under Rule 14a-19 (“Rule 14a-19”) of the Exchange Act, on October 31, 2023, the Company’s Board of Directors (the “Board”) approved amendments to the Company’s Amended and Restated Bylaws (as amended, the “Bylaws”), which became effective the same day. Among other things, the amendments:
•update the advance notice provisions that apply when a stockholder intends to propose a director nomination or other business at a stockholder meeting, including to address Rule 14a-19, by requiring:
◦any stockholder submitting a nomination notice to make a representation as to whether such stockholder intends to solicit proxies in support of director nominees other than the Company’s nominees in accordance with Rule 14a-19 and to provide reasonable evidence that certain requirements of such rule have been satisfied;
◦the nomination of each proposed director nominee other than the Company’s nominees be disregarded (notwithstanding that the nominee is included as a nominee in the Company’s proxy statement, notice of meeting or other proxy materials for any stockholder meeting (or any supplement thereto) and notwithstanding that proxies or votes in respect of the election of such proposed nominees may have been received by the Company (which proxies and votes shall be disregarded)) if, after a stockholder provides notice pursuant to Rule 14a-19, such stockholder subsequently fails to comply with the requirements of Rule 14a-19 or fails to timely provide reasonable evidence that certain requirements of such rule have been satisfied;
◦that the number of nominees a stockholder may nominate for election at a stockholder meeting may not exceed the number of directors to be elected at such meeting;
◦certain representations with respect to a proposed nominee regarding the absence of certain voting commitments, disclosure of compensation for service and compliance with our corporate governance and other policies, and intent to serve the entire term;
◦additional background information and disclosures regarding proposing stockholders, proposed nominees and business, and other persons related to a stockholder’s solicitation of proxies; and
◦that whenever a document or information must be delivered to the Company under the advance notice provisions such document or information must be in writing exclusively and must be delivered exclusively by hand, or by certified or registered mail, return receipt requested;
•require that any stockholder directly or indirectly soliciting proxies from other stockholders must use a proxy card color other than white, with the white proxy card being reserved for exclusive use by the Board; and
•make certain other technical, modernizing and clarifying changes.
The foregoing description of the Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Bylaws, which is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Bylaws of DigitalOcean Holdings, Inc., adopted on October 31, 2023.					X
10.1	Separation Agreement between Registrant and Yancey Spruill, dated August 24, 2023.					X
31.1	Certification of Yancey Spruill, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of W. Matthew Steinfort, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
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

DigitalOcean Holdings, Inc.

Date:	November 2, 2023	By:	/s/ Yancey Spruill
Yancey Spruill
Chief Executive Officer
(Principal Executive Officer)

Date:	November 2, 2023	By:	/s/ W. Matthew Steinfort
W. Matthew Steinfort
Chief Financial Officer
(Principal Financial Officer)