Form 10-K
period 2023-12-31
DigitalOcean Holdings, Inc.
filed 2024-02-21
CIK 1582961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☒ No
The aggregate market value of the registrant’s common stock held by non-affiliates, based on the closing price of the registrant’s common stock on the New York Stock Exchange on June 30, 2023 (the last business day of the registrant’s second fiscal quarter), was approximately $2.50 billion.
As of February 8, 2024, the registrant had 90,796,695 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

Item 16.	Form 10-K Summary	122
	Signatures	123

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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in Part I, Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10-K. While we believe such available information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
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
MARKET, INDUSTRY AND OTHER DATA
This Annual Report on Form 10-K contains statistical data, estimates and forecasts, including related to our market opportunity, that are based on independent industry publications and other publicly available information, as well as other information based on our internal sources. This information involves many assumptions and limitations, and you are cautioned not to give undue weight to these estimates. We have not independently verified the accuracy or completeness of the data contained in these industry publications and other publicly available information. Further, while we believe our internal research is reliable, such research has not been verified by any third party. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in Part I, Item IA. “Risk Factors,” that could cause results to differ materially from those expressed in these publications and other publicly available information.
Certain information in the text of this Annual Report on Form 10-K is contained in an independent industry publication: IDC: Worldwide Software and Public Cloud Services Spending Guide (Feb. 2024). This publication was not prepared on our or on our affiliates’ behalf or at our expense.
ADDITIONAL INFORMATION
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

RISK FACTORS SUMMARY
Our operations and financial results and an investment in our common stock are subject to various risks and uncertainties. The following summary highlights some of the risks we are exposed to in the normal course of our business activities. You should consider and read carefully the summary below and the risks and uncertainties described in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K, as well as other information included in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations:
•We expect fluctuations in our financial results, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors with respect to our results of operations, our stock price and the value of your investment could decline.
•We have a history of operating losses and we may not be able to sustain profitability in the future.
•We have identified a material weakness in our internal control over financial reporting and we cannot be assured that additional material weaknesses or significant deficiencies will not occur in the future, which may impact our ability to accurately report our financial statements and/or prevent fraud.
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
•If we or our third-party service providers experience an actual or suspected security incident or unauthorized parties otherwise obtain access to, or prevent access to, our platform or our customers’ data or our sensitive or proprietary data, we may incur significant liabilities and our reputation and business may be harmed.
•The markets in which we participate are competitive, and if we do not compete effectively, our business, financial condition and results of operations could be harmed.
•If we fail to effectively onboard our new chief executive officer and successfully manage the chief executive officer transition or if we fail to retain and motivate members of our management team and other key employees in light of our chief executive officer succession plan, our business and future growth prospects could be harmed.
•Unfavorable conditions in our industry or the global economy, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our results of operations.
•Our current operations are international in scope, and we plan further geographic expansion, creating a variety of operational challenges.
•If we are unsuccessful at integrating or developing the businesses of acquired companies, including Paperspace, we may not be able to achieve our growth objectives.
•Activities of our customers or the content on their websites could subject us to liability.
•The success of our business depends on our customers’ continued and unimpeded access to our platform on the internet and, as a result, also depends on internet providers and the related regulatory environment.

PART I
ITEM 1. BUSINESS
Overview
Our mission is to simplify cloud computing so businesses can spend more time creating software that changes the world.
DigitalOcean is a leading cloud computing platform offering on-demand infrastructure and platform tools for developers at startups and growing digital businesses. We were founded with the guiding principle that the transformative benefits of the cloud should be easy to leverage, broadly accessible, reliable and affordable. Our platform simplifies cloud computing, enabling our customers to rapidly accelerate innovation and increase their productivity and agility. Our users include software engineers, researchers, data scientists, system administrators, students and hobbyists. Our customers use our platform across numerous industry verticals and for a wide range of use cases, such as web and mobile applications, website hosting, e-commerce, media and gaming, personal web projects, managed services, and, most recently, artificial intelligence and machine learning (AI/ML) applications, among many others. We believe that our focus on simplicity, community, open source and customer support are the four key differentiators of our business, driving a broad range of customers around the world to build their applications on our platform. As of December 31, 2023, we had collectively approximately 644,000 Learners (users that have a monthly spend less than or equal to $50 and have been on our platform for more than three months), Builders (users that have a monthly spend between $50 and $500) and Scalers (users that have a monthly spend greater than $500) using our platform to build, deploy and scale applications. We exclude Testers (users that spend less than or equal to $50 per month and utilize our platform for three months or less) from our customer count because we do not consider them to be a meaningful part of our customer base, given their short time on our platform and their relatively small individual and aggregate spend.
Cloud computing has revolutionized how companies across the globe develop and deploy applications. The cloud offers lower upfront cost and superior flexibility, extensibility and scalability as compared to on-premise software development environments. These benefits are especially valuable for startups and growing digital businesses, as they typically have more limited financial resources, operational expertise and IT personnel. As software and cloud-based technologies have become essential across industries and businesses of all sizes, the strategic importance of software developers to organizations has increased significantly.
We offer mission-critical solutions across Infrastructure-as-a-Service (IaaS), including our Droplet virtual machines, storage and networking offerings; Platform-as-a-Service (PaaS), including our Managed Database and Managed Kubernetes offerings; Software-as-a-Service (SaaS), including our Managed Hosting and Marketplace offerings; and AI/ML, including our Machines, Notebooks and Deployments offerings. Our cloud platform was designed with simplicity in mind to ensure that startups and growing digital businesses can spend less time managing their infrastructure and more time building innovative applications that drive business growth. The markets in which we operate continue to grow. According to International Data Corporation (IDC), the aggregate worldwide IaaS and PaaS markets for individuals and companies with less than 500 employees is estimated to grow from approximately $113.8 billion in 2024 to $213.1 billion in 2027, representing a 23.3% compound annual growth rate. IDC defines the IaaS market as compute, storage and networking, and the PaaS market as database management systems, application platforms, artificial intelligence platforms and other platform services.
Improving the developer experience and increasing productivity are core to our mission. In just minutes, developers can set up thousands of virtual machines, secure their projects, enable performance monitoring and scale up and down as needed. Our customers depend on us for their critical business needs, and we are passionate about providing superior 24x7 customer support to all of our customers, regardless of size. Our pricing is primarily consumption-based and billed monthly in arrears, making it easy for our customers to track usage on an ongoing basis and optimize their workloads.
We have a highly efficient self-service customer acquisition model, which we complement with a sales force focused on inside sales, targeted outside sales and partnership opportunities to drive revenue growth. The efficiency of our go-to-market model and our focus on the needs of startups and growing digital businesses have enabled us to drive organic growth and establish a truly global customer base across a broad range of industries. Our customers are spread across approximately 190 countries, and approximately two-thirds of our revenue has historically come from customers located outside the United States. We believe our customer support, coupled with our easy-to-use self-help resources and active developer community, has created tremendous brand loyalty amongst our growing customer base.

Growing our Builders and Scalers is a critical focus for us, and we have successfully increased the number of these customers and their percentage of our total revenue. We had approximately 17,000 Scalers as of December 31, 2023, up from approximately 15,000 and 11,000 as of December 31, 2022 and December 31, 2021, respectively. We had approximately 139,000 Builders as of December 31, 2023, up from approximately 129,000 and 89,000 as of December 31, 2022 and December 31, 2021, respectively. Revenue from Builders and Scalers increased 26% and 18%, respectively, for the year ended December 31, 2023, compared to the year ended December 31, 2022. Revenue from Builders and Scalers as a percentage of total revenue was 86%, 85% and 83% in 2023, 2022 and 2021, respectively. Our average revenue per customer (ARPU), which consists of the aggregate revenue and customer counts for our Learners, Builders and Scalers, has increased from $65.83 in 2021 to $82.76 in 2022 to $90.99 in 2023. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” for additional information.
Our Solution
DigitalOcean was founded with the guiding principle that the transformative benefits of the cloud should be easy to leverage, broadly accessible, reliable and affordable. We pioneered our cloud platform to simplify cloud computing, enabling startups and growing digital businesses to quickly deploy and scale applications, collaborate efficiently and improve business performance. Empowered by an easy-to-use self-service model, intuitive control panel and highly predictable pricing, our customers are able to rapidly accelerate innovation and increase their productivity and agility.
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
•Designed to Help Businesses Easily Scale. Our highly-curated set of solutions are designed to address the needs of startups and growing digital businesses as they scale their businesses and require more cloud capabilities. Our platform can support a wide range of use cases, such as web and mobile applications, website hosting, e-commerce, media and gaming, personal web projects, managed services, and AI/ML applications, among many others. Our offerings give customers the ability to select their desired level of technical infrastructure management. Customers with any type of use case have the ability to choose from managing their own infrastructure and building their own bespoke solutions using our IaaS or AI/ML offerings, offloading the technical infrastructure entirely through our Managed Hosting offering or delegating certain aspects of the management using our managed PaaS or AI/ML offerings.
•Transparent and Predictable Pricing. Our approach to billing and pricing is simple, intuitive and transparent. Our pricing is primarily consumption-based and renewable monthly, making it easy for our customers to optimize their deployments. We provide detailed monthly invoices, irrespective of the customer’s size or number of products purchased, making it easy to track usage on an ongoing basis. We enable our customers to control their spending and ensure there are no hidden charges that appear at the end of the month. Like everything we do, we approach billing with a customer-first focus, enabling our customers to spend more time developing and deploying innovative applications rather than interpreting and navigating convoluted invoices.
•Differentiated Customer Support. We offer expert 24x7 technical support and customer service, with support staff spanning various time zones to ensure our customers quickly achieve their objectives and overcome challenges. Developers and engineers are a key part of our customer support team, and we offer robust technical support free of charge to all customers. We also offer paid support plans, which enable users to get faster response times and dedicated support from technical managers. Customers cite our attentive support as a key driver of their decision to start and grow their businesses on our platform.
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

•Open Source. Startups and growing digital businesses especially value open source technology as it allows them greater choice, affordability and flexibility, and our platform is designed to take advantage of open source technology to provide our customers with a much more efficient way to work. Our participation in and support of the open source software community enhances the attractiveness, depth and scalability of our offering. It increases the transparency of our technology and allows our customers to more efficiently write their own integrations. We give back to the community by sponsoring projects to create content and tools that help developers build great software and hosting events that are focused on driving the growth of open source.
•Broad-Based Community Ecosystem. We have built one of the world’s largest developer learning communities, with numerous high-quality developer tutorials and community-generated questions and answers. The strength of our community ecosystem is predicated on differentiated content on our community education websites, which ultimately attracts users and reinforces our highly efficient self-service model.
Key Benefits to Our Customers
Our solution is designed to empower our target customers with best-in-class cloud technologies, while supporting them with superior customer service. This customer-centric focus underpins our mission of simplifying cloud computing so startups and growing digital businesses can spend more time creating software that changes the world. For our customers, the key benefits of our solution include:
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
We are driving significant growth by executing on the following key strategies:
•Increasing Usage by Our Existing Customers. Our existing customer base represents a significant opportunity for further sales expansion through increased usage of our platform and adoption of additional product offerings. We are highly focused on gaining a better understanding of the needs and growth plans of our existing customers. This deeper relationship with our customers will help us identify opportunities to educate our customer base on ways to utilize the platform more effectively for their individual use cases, as well as provide a feedback loop to inform our product roadmap. We are focusing our sales and support teams to prevent customer churn by ensuring that our products and services provide a high level of value. We closely monitor our net dollar retention (NDR), which reflects our ability to retain and grow revenue from our existing customers. While NDR decreased from 2022 to 2023, as we lapped the effects of the price increase and addition of revenue from our Cloudways acquisition, each of which occurred in 2022, we expect to increase our revenue in the future from existing customers through the introduction of new products and features tailored to our customer base in addition to expanded customer outreach, focused on larger customers and specific use cases.
•Growing Our Base of Higher Spend Customers. We believe there is a substantial opportunity to further expand our customer base to attract more businesses that can scale on our platform. We are investing in strategies that we believe will attract Builders and Scalers, including new marketing initiatives that further optimize our self-service revenue funnel to help customers expand their usage and partnership initiatives to identify potential Builders and Scalers. In addition, our Cloudways and Paperspace acquisitions added a significant number of Builders and Scalers as these offerings provide premium managed services and high value AI/ML offerings, respectively. We had approximately 156,000 Builders and Scalers as of December 31, 2023, up from approximately 144,000 and

99,000 as of December 31, 2022 and December 31, 2021, respectively. These Builders and Scalers represented 86% of our total revenue in 2023, up from 85% and 83% in 2022 and 2021, respectively.
•Investing in Our Platform and Product Offerings. We have a history of, and will continue to invest significantly in, delivering innovative products, features and functionality targeted at our core customer base. The market opportunity for our core IaaS services of compute, storage and networking continues to expand and we are making targeted investments to expand our IaaS revenue. For example, in 2023, we invested in our content delivery network, launched Scalable Storage for our Managed Databases offering and broadened the geographic availability of our Spaces offering. Beyond IaaS, we continue to see large growth opportunities in the PaaS, SaaS and AI/ML markets and, accordingly, we have expanded our portfolio of products and offerings over the last few years. In the third quarter of 2023, we acquired Paperspace, a leading provider of cloud infrastructure for highly scalable GPU-accelerated applications, to enable customers to more easily test, develop and deploy AI/ML applications or augment and enhance existing AI/ML applications. We expect to make additional investments to offer an enhanced and tailored suite of IaaS, PaaS, SaaS and AI/ML offerings that address the changing needs of our business customers.
•Augmenting Our Platform through Opportunistic Strategic Acquisitions. We believe that acquisitions and strategic partnerships will allow us to accelerate our key platform, product and marketing initiatives. For example, we acquired Paperspace in 2023, which launched our AI/ML offerings, and Cloudways in 2022, which added our Managed Hosting offering to our platform. We believe that additional acquisition opportunities will supplement our organic growth strategy. We intend to actively pursue both acquisitions and strategic partnerships that we believe will be complementary to our business, accelerate customer acquisition, increase usage of our platform and/or expand our product offerings in our core markets.
•Growing and Engaging Our Community. More than 7 million unique visitors interact with our websites, including our education websites, on a monthly basis to learn, share and educate others. We are committed to supporting and expanding this community of innovators and technologists through high-quality content and expanded developer-focused programs and events around the world. Supporting and educating the developer community is one of our core values, but it also drives brand loyalty, expands our customer base and drives increased adoption of our products.
Our Platform and Product Offerings
We have designed our global cloud platform to ensure a simple, reliable and affordable cloud computing experience for our customer base of startups and growing digital businesses. This entails maintaining a high-performance global infrastructure, offering a highly curated set of solutions and providing a superior customer experience. The combination of these three elements enables our customers to focus their time and attention on building and running their applications or businesses rather than managing the underlying infrastructure.
Our Global Infrastructure & Technology Network
Our global infrastructure and technology network, built on the foundation of open source scalable cloud-native technologies, allows us to deliver an exceptional developer experience and suite of infrastructure and software solutions to our customers spread across the globe. Our infrastructure is offered to our customers across 16 data centers worldwide that are connected by a high-speed private backbone, enabling our customers to deploy their solutions across nine different geographic regions. We lease data centers in the New York City and San Francisco metropolitan areas, as well as in Australia, Canada, Germany, India, the Netherlands, Singapore and the United Kingdom. These site locations were selected for their close proximity to key customer markets and allow access to global internet exchange points to provide consistent low-latency connectivity to large end-user networks. This allows our customers to choose where best to deploy the solution to optimize performance and minimize latency for their users. In addition, we utilize points of presence locations situated across the globe to improve website and application performance by allowing geographically dispersed users to receive content from a location nearest to them. We lease data center space from leading providers to provide us the flexibility to quickly enter new markets and align our global footprint with our go-to-market strategy. We expect to expand into additional new locations in the future.
We work closely with hardware manufacturers when designing our server platforms to continue to reduce acquisition costs while at the same time optimizing reliability and performance for our customers. Our procurement and engineering teams work closely with manufacturers to align our long-term server strategy to future technology advancements. We staff our data center operations team to ensure that we can provide the physical security, reliability and availability necessary for our customers—and that team additionally manages the physical server capacity to ensure that we are able to meet our customers’ demands. Our network engineering team manages the global backbone to ensure that we are making the best connectivity peering agreements to get customer traffic to the destination via the best available path. Our security operations team actively monitors the cloud environment, responding to network incidents to ensure that customer impact is minimized and service availability is managed.
We focus heavily on securing our network, products and customer data from potential security threats with a dedicated team of security professionals. We have implemented a comprehensive information security program, which is discussed in greater detail under Part I, Item 1C. “Cybersecurity” below, that includes administrative, technical and physical safeguards designed to maintain the confidentiality, integrity, and availability of our company’s and our customers’ information.
In combination, our infrastructure and network provide our customers with a reliable, highly-performant and cost-effective platform to confidently build, deploy and scale their optimal solution, from single node based applications to globally distributed systems.
Our Product Portfolio
We provide a variety of cloud products and services that are specifically designed to address the needs of startups and growing digital businesses. We listen carefully to our customers’ feedback so we understand what they want and need to simplify cloud computing for them. Our goal is to address the core needs of this underserved customer base instead of offering thousands of complex products and services that are more suited to large enterprise companies or companies looking to move from an on-premise environment to the cloud.
We offer IaaS, PaaS, SaaS and AI/ML solutions to our customers. Our initial product, launched in 2012, was the Droplet, a virtual machine that provides flexibility to build, test, secure and grow customers’ applications from start-up to scale. Since then, we have successfully launched many new products, which honor our commitment to always provide a simple, reliable and affordable experience for our core customer base. We have expanded our product portfolio with product innovations such as Dedicated Droplets, Premium Droplets, Spaces, Managed Kubernetes, Managed Databases, App Platform, Functions and, most recently, our AI/ML offerings, which have proven our ability to successfully launch or acquire new products to market and serve our customers’ needs. We have developed a product roadmap designed to enhance our ability to offer secure, scalable and reliable solutions for customers to grow their applications or businesses. We also provide management and collaboration tools to enable our customers to monitor and manage their usage of our platform.
•IaaS Offerings. Our Infrastructure-as-a-Service (IaaS) offerings include our compute, storage and networking products. We provide flexible server configurations sized for any application, attractive price-to-performance and highly predictable pricing that is the same across regions and usage volumes. Our current IaaS offerings include:
◦Droplets. Droplets are our core compute offering. Developers can spin up the virtual machine of their choice in under a minute. We offer basic Droplets and Dedicated Droplets, such as general purpose, CPU-optimized, memory-optimized or storage-optimized configurations, which provide flexibility to build, test, secure and grow any application from start-up to scale. Our Premium Droplet offerings provide enhanced speed and memory performance, while maintaining our commitment to simplicity.
◦Storage Offerings. Our storage solutions allow our customers to store and quickly access any amount of data reliably in the cloud. We offer several kinds of storage offerings, depending on the customer’s needs, including:
▪Spaces (Object Storage): Our object storage with a built-in content delivery network (CDN) makes scaling easy, reliable and affordable. Our simple and predictable pricing makes this offering very attractive compared to our competitors.
▪Volumes (Block Storage): Our block storage product allows customers to add more storage space and mix and match compute and storage to suit their database, file storage, application, service, mobile and backup needs. This provides supplemental storage beyond the generous local solid-state drive (SSD) offered with our compute offerings.
▪Backups: Our automatically-created disk images of Droplets provide peace of mind and a sense of security to our customers. Our Backups offering allows frequent system-level backups, providing our customers with the ability to revert to an older state or create new Droplets. We also provide the flexibility to customize backup windows, choose retention policies and elect which files to back up.
In 2023, we introduced upgrades to our Backups offering and expanded the geographic availability of our Spaces offering to better address the increasing needs of our customers’ applications. Storage plays an essential role in our product roadmap and we expect to significantly improve the functionality of our storage offerings in the future, which we believe will also increase the usage of our IaaS and other offerings that could benefit from enhanced storage capabilities.
◦Networking Offerings. We provide a suite of networking capabilities to secure and control the traffic to our customers’ applications. Data transfer costs can quickly become a major expense for the developer of any reasonably complex cloud application. At DigitalOcean, we provide a generous amount of bandwidth with each successive Droplet purchase. This bandwidth is pooled for the customer’s account and shared by all applications or resources running in their account, which we believe is a key differentiator for us in the marketplace. Our key networking product offerings include:
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
•Virtual Private Cloud (VPC): A private network interface for collections of DigitalOcean resources. VPC networks provide a more secure connection between resources because the network is inaccessible from the public internet and other VPC networks, enabling our customers to manage their information and data traffic between applications without exposure to the public internet. VPCs, including floating IP addresses, are available at no additional cost to our customers.
•PaaS Offerings. Our Platform-as-a-Service (PaaS) offerings provide a complete development and deployment environment. PaaS offerings include infrastructure as well as database management systems, application platforms, development tools and other services designed to support the complete web application lifecycle. Our current PaaS offerings include:
◦Managed Databases. Our Managed Databases offering, a fully-managed database solution, provides our customers with the application performance they need without the operational demands that come with building and running a database server. We currently offer managed offerings for relational databases (SQL) such as PostgreSQL & MySQL, as well as NoSQL databases such as Redis. In addition, we offer DigitalOcean Managed MongoDB, a fully-managed database as a service offering in partnership with MongoDB and Dedicated CPU Managed MongoDB to boost the performance of MongoDB and enable users to migrate databases from any source to DigitalOcean Managed MongoDB with minimal downtime. Finally, our newly launched Managed Kafka offering provides our customers with the ability to build high-throughput, low-latency data streams of Kafka without the complexity of managing their infrastructure.
◦Managed Kubernetes and Container Registry. Our easy-to-use Managed Kubernetes service provides scalability and portability for cloud-native applications. Customers can get started quickly and cheaply with our free control plane, inexpensive bandwidth and our free egress gateway, which give our customers even more confidence in leveraging our Kubernetes offering to deploy their code in the cloud. Alternatively, customers have the option to scale-up with our high availability control plane, which increases control plane availability and uptime. Our Managed Container Registry offering lets customers easily store and manage private container images for rapid deployment to our Managed Kubernetes service.
◦App Platform. Our App Platform offering allows customers to build, deploy and scale applications quickly using a simple, fully-managed solution. We handle the infrastructure, application runtimes and dependencies so that developers can push code to production in just a few clicks, enabling them to deliver applications to market faster and on a global scale.
◦Functions. Our Functions offering is a serverless compute solution that leverages our App Platform product. Serverless computing has become a popular trend in cloud application development because it allows for freedom from server management and the ability to pay only for what you use. Our Functions offering runs on-demand, which simplifies the cloud programming experience and helps customers focus more on application development and business outcomes and less on managing the underlying infrastructure.
◦Uptime. Our Uptime offering provides real-time uptime and latency alerts, allowing customers to quickly recover from incidents before their own customers are impacted. Alerts are triggered when customer assets are slow, down, or vulnerable to attack.
•SaaS Offerings. Our Software-as-a-Service (SaaS) offerings are designed for startups and growing digital businesses. Our current SaaS offerings include:
◦Managed Hosting. Our Managed Hosting offering provides simple onboarding and day-to-day management for hosting that is purpose-built for startups and growing digital businesses looking to outsource their on-ramp to the internet and offload the complexities of cloud infrastructure so they can spend more time running and scaling their businesses. This offering is particularly attractive for startups and growing digital businesses without the knowledge or resources to fully manage their hosting infrastructure, including digital agencies, entrepreneurs creating eCommerce sites, bloggers, freelancers, and other users hosting on WordPress, PHP and Magento.
◦Marketplace. We operate the DigitalOcean Marketplace, a platform where developers can find pre-configured applications and solutions quickly. Our Marketplace contains highly-curated everyday applications and cutting-edge technologies, providing customers access to the most efficient tools to build their businesses while removing the time and expense of research, configuration and manual setup. We work closely with partners to deliver a truly seamless experience for customers, creating the ability for developers to deploy thoroughly tested app environments with the click of a button on Droplets and Kubernetes clusters. The DigitalOcean Marketplace also offers add-ons that run in the cloud and are available on demand. More than 280 preconfigured one-click applications are available in the Marketplace, including WordPress, LAMP, Docker, Grafana, and Plesk, among others.
•AI/ML Offerings. In 2023, we acquired Paperspace, a leading provider of cloud infrastructure for highly scalable GPU-accelerated applications to enable customers to more easily test, develop and deploy AI/ML applications or augment and enhance existing AI/ML applications. Our current AI/ML offerings include:
◦Machines. Our Machines offering provides customers with powerful and low-cost GPU virtual machines for scaling AI applications. Customers can choose between Bare Metal, which is a GPU server without any virtualization layer; Core Machine, which runs on top of virtualized hardware; or Gradient Machine, which is a scalable trained machine learning or deep learning model.
◦Notebooks. Our Notebooks offering provides customers with a simple cloud workspace that runs on GPUs, providing a managed interactive development environment for exploring data and training and building machine learning models. Customers can launch either a Jupyter Notebook or a Notebook with a pre-built or personalized template.
◦Deployments. Our Deployments offering provides customers with the ability to easily deploy their machine learning model as an API endpoint.
Sales and Marketing
Our sales and marketing teams work together closely to drive awareness and adoption of our platform, accelerate customer acquisition and expand our revenue from existing customers. These teams focus on inside sales, targeted outside sales, partnership and channel development, customer acquisition and self-service funnel optimization, and customer support and success.
We have historically generated a significant majority of our revenue from our efficient self-service marketing model, which enables customers to get started on our platform very quickly and without the need for assistance. We focus heavily on enabling a self-service, low-friction model that makes it easy for users to try, adopt and use our products. We attract visitors to our website through a combination of high-quality content, developer outreach and highly-targeted paid demand generation campaigns. By reducing the friction that typically accompanies the purchase of business software and eliminating the need for complicated and costly implementation and training, we have grown our customer base while avoiding the expensive customer acquisition costs typical of high-touch enterprise sales models. Furthermore, by creating an intentional marketing experience for a prospect to travel through different stages of the funnel, we are able to anticipate their needs in real-time at each step.
We complement our efficient self-service customer acquisition model with a sales force focused on inside sales, outbound prospecting targeting specific use cases, volume expansion of our self-service customers, expanding our revenue in specific international markets and seeking partnership opportunities to drive revenue growth. We utilize a process-oriented and data-driven approach to sales that includes tracking numerous metrics such as sales conversion rates, velocity and time-to-close, and size of sales pipeline. Our sales team includes experienced sales engineers who fashion technical solutions for customers to convert their workloads from other cloud providers. Our customer success professionals focus on customer retention and customer expansion by adding value throughout the customer lifecycle as customers scale and expand their usage of our product portfolio. Customer success advocates will directly contact customers to determine if there are ways for us to augment their usage of our platform with additional services. We are also focused on partnership opportunities that introduce new avenues for customer growth, such as the DigitalOcean Partner Pod, which offers sales training, co-marketing opportunities and market development funds to help partners launch their campaigns and acquire new customers utilizing DigitalOcean products.
We are committed to providing robust customer support to all customers, which we believe has been a strategic differentiator for us. The customer support team addresses account-related questions and provides high-quality technical advice and troubleshooting. Developers and engineers are a key part of the customer support team, and we offer technical support free of charge to all customers. In addition to our free support offering, we offer paid support plans, which allow customers to choose the paid support option that best suits their needs and provide customers with faster response times and dedicated support from technical managers. The customer engagement with customer support team also serves as an important feedback loop to our product and technology teams, helping us better understand the specific needs of our customers. This feedback has influenced, and will continue to influence, our product roadmap, the content strategy for our community tutorials and other business decisions. We closely track various metrics to ensure we are providing exceptional customer support. We internally monitor our customer satisfaction score (CSAT) and net promoter score (NPS) to gauge the quality of our interactions with customers and our ability to increase loyalty. We also have specific monthly service-level objectives (SLOs) for response and resolution times to ensure we maintain a high level of customer satisfaction.
We intend to continue to invest in our sales and marketing capabilities to capitalize on our large and global market opportunity, while remaining very efficient in terms of sales and marketing expense as a percentage of revenue.
Our Customers
Our customer base is incredibly diverse with respect to technical competency, type of business, use case and geography. In terms of type of business and specific use cases, our customers primarily use our IaaS, PaaS, SaaS and AI/ML products for the following:
•SaaS applications across numerous industry verticals, including education, finance, advertising, e-commerce, media, gaming and many more;
•Customer relationship management (CRM) products, developer tools, API services and technology products and services;
•Digital agencies operating eCommerce or other websites for their customers;
•Startups and growing digital businesses launching AI/ML applications, including generative media, text analysis, natural language understanding, recommendation engines, and image classification; and
•Personal web projects and education-related services regarding cloud computing and modern technologies, whether it be programming languages, application frameworks or open source technologies.
Our offerings give customers the ability to select their desired level of technical infrastructure management. Customers have the ability to choose from managing their own infrastructure and building their own bespoke solutions using our IaaS or AI/ML offerings, offloading the technical infrastructure entirely through our Managed Hosting offering or delegating certain aspects of the management using our managed PaaS or AI/ML offerings.

Our customers are spread across approximately 190 countries with approximately two-thirds of our revenue coming from customers located outside the United States in 2023.
We have been successful in increasing our customer base, particularly with respect to Builders and Scalers, and our ARPU by expanding our product portfolio and optimizing our sales and marketing initiatives. As of December 31, 2023, we had approximately 139,000 Builders and approximately 17,000 Scalers. Our ARPU, which consists of the aggregate revenue and customer counts for our Learners, Builders and Scalers, has increased from $65.83 in 2021 to $82.76 in 2022 to $90.99 in 2023.
We have no material customer concentration, as our top 25 customers made up 7%, 10% and 10% of our revenue in 2023, 2022 and 2021, respectively.
Our Community
We focus heavily on building a large highly-engaged community that can connect and educate developers across the globe. Our developer community enables students, hobbyists and experienced developers alike to learn new skills and technologies and create and deliver new applications. The DigitalOcean community is based on forging genuine relationships through a series of meaningful and memorable interactions. We believe that our focus on community drives brand loyalty amongst a fast-growing developer community and spurs our community followers to become advocates for us and our platform.
Our community education websites contain high-quality technical tutorials and a forum with tens of thousands of questions and answers that guide developers in creating and delivering modern applications—not just focused on DigitalOcean products and services, but relevant to any cloud service. Each year we host Hacktoberfest, which we believe is the largest hackathon in the world, with approximately 100,000 developers participating in 2023. We distribute our regular Currents market surveys to anyone who seeks market research trends about cloud and open source developments, whether they are a DigitalOcean customer or not.
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
•brand awareness and reputation;
•geographic reach; and
•open source support.
We compete primarily with large, diversified technology companies that focus on large enterprise customers and provide cloud computing as just a portion of the products and services that they offer. The primary vendors in this category include Amazon (AWS), Microsoft (Azure), Google (GCP), IBM (IBM Cloud), Alibaba (Alibaba Cloud) and Oracle (Oracle Cloud).

We also compete with smaller and/or niche cloud service providers that typically target individuals and smaller businesses, simple use cases and/or narrower geographic markets. Examples in this category include OVHcloud, Vultr, Akamai (Linode), Hetzner and Heroku.
Our Cloudways offering competes with digital agencies and other managed hosting providers, including Kinsta and WP Engine.
Finally, since our acquisition of Paperspace, we now compete with providers of AI/ML infrastructure, including Coreweave and Lambda Labs.
Despite the competitive intensity, we believe we compete successfully on the basis of the factors listed above. We focus on solutions for startups and growing digital businesses—and combine the power of simplicity, love for the developer community, an obsession for customer service and the advantages of open source. This differentiates us dramatically from the enterprise cloud competitors. At the same time, our ability to address complex use cases that allows customers to scale with us as they grow, differentiates us from the many niche competitors who have less robust and extensible offerings.
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
The head of our People team provides regular reports on the progress of our human capital management metrics and initiatives, including our diversity programs, to our executive officers and the Compensation Committee of our Board of Directors.
As of December 31, 2023, we had a total of 1,156 employees, including 659 located outside the United States. We also engage individuals through professional employer organizations and contractors on an as-needed basis. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.
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
Compensation and Benefits
We provide competitive compensation and benefits for our employees globally. Our compensation package includes base salary, cash bonuses, commissions (for our sales team), and long-term equity awards. We provide employees the opportunity to participate in an employee stock purchase plan, to foster a strong sense of ownership and align our employees’ interests with our long-term success. We maintain a global compensation program that is intended to promote a pay-for-performance culture that is both internally equitable as well as externally competitive.

In addition to cash and equity compensation, we also offer employees a wide array of benefits designed to be aligned with local reward practices and competitive with those offered by companies with whom we compete for talent. In the United States, these include health insurance, flexible personal time off, retirement benefits, a generous parental leave program, emotional well-being services through our Employee Assistance Program and a variety of additional resources to support employees’ overall well-being. We continue to evolve our programs to meet our employees’ health and wellness needs. While the philosophy around our benefits is the same worldwide, specific benefit offerings (including equity compensation) may vary in other countries due to local regulations and preferences.
Remote-Friendly Work
Since our inception, we have fostered a remote-friendly work culture that enables us to recruit and retain skilled professionals wherever they are located. The majority of our employees work remotely and our history and experience with managing a remote workforce has allowed us to grow our company and build our company culture while fostering the remote work experience. Operating remotely allows us access to a global talent pool that enables us to hire talented team members, regardless of location, providing a strong competitive advantage. While we intend to remain a remote-friendly company, we continue to look for ways for our employees to gather, including giving employees the opportunity to access shared work spaces and office spaces to engage with other employees or customers and hosting in-person events and team meetings.
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
DigitalOcean is committed to pay equity, regardless of gender, ethnicity or other personal characteristics. To deliver on that commitment, we benchmark and set pay ranges based on market data and consider factors such as an employee’s role and experience and their job performance. Our goal is for our employee population to reflect the communities that we service and ensure equal total rewards opportunities for all employees regardless of gender identity, ethnicity, location, sexual orientation, disability status and more. To examine our progress, we monitor our diversity numbers across the company and analyze statistics regarding our manager population and individual contributor population, both through the lens of gender (globally) and ethnicity/race (U.S. only) to ensure that diversity exists across the company. We have demonstrated meaningful progress against this goal and continue to identify areas for continued improvement.
Talent Development
Talent development is a key aspect of the attraction and retention of our talent. We believe that employee growth is essential, and provide a number of resources and programs to support that commitment. We facilitate employee review cycles where employees have development conversations with their managers multiple times throughout the year. In addition, we offer our employees more than 250 courses and videos covering a wide range of topics from departmental specific skills to leadership and management training. We continually invest in our employees’ career growth and provide employees with a wide range of development opportunities, including learning, mentoring, coaching, and external development.
Employee Engagement
Employee engagement is key to helping us understand the employee experience, particularly as we expand and hire employees in new locations with different cultural norms. We conduct anonymous global engagement surveys regularly to measure the effectiveness of our people and culture initiatives and identify areas of strength and development opportunities among teams. These surveys are managed by a third-party vendor to encourage candor. The results are reviewed by senior management, who analyze areas of progress or deterioration and work with their teams to determine which actions to take based on survey results.
Social Responsibility
In connection with our IPO in March 2021, we joined the Pledge 1% movement and committed to allocating $50 million over ten years to expand our social impact initiatives. In 2022, we launched DO Impact, our social impact effort designed to empower changemakers around the globe through products and philanthropy, enable our employees to do good in their communities, and ensure our footprint is sustainable. Since the launch of DO Impact, we have given more than $1.6 million in cash and $765,000 in infrastructure credits to over 1,600 deserving organizations all over the world that impact their local communities, as well as the broader social impact ecosystem.
The pillars of DO Impact are as follows:
•DO for Nonprofits. We harness DigitalOcean technology, open source and technical expertise to support non-profit organizations, educational institutions, social enterprises and others who are working to advance social good. We have a product donation program that offers DigitalOcean infrastructure credits and resources to nonprofits and social enterprises. Through our previous program, Hollie’s Hub for Good, we have supported 2,762 organizations with donated credits.
•Employee Giving. We offer our employees a generous donation match program with respect to our employees’ charitable giving and also provide employees with credits at certain milestones to donate to a charitable organization of their choosing. In 2023, our employees donated over $175,000 to more than 700 nonprofits, which was matched 100% by our company’s generous gift match program. In addition, in 2023, we launched our first-ever DO Day of Service, where employees were encouraged to donate one day of service to nonprofits.
•Initiative on Inclusive Entrepreneurship. We promote inclusive entrepreneurship for underrepresented communities by providing resources and training within those communities and highlighting the impactful work of entrepreneurs in the program through storytelling.
•Environmental, Social and Governance (ESG). We drive our ESG initiatives through a cross-departmental team that includes individuals from our social impact, legal, human resources and finance teams, to ensure adherence with best practices and compliance with regulatory requirements.
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
As of December 31, 2023, we owned eleven registered trademarks in the United States and eleven registered trademarks in various non-U.S. jurisdictions. We have filed applications for registration for two additional trademarks in the United States and two additional trademarks in various non-U.S. jurisdictions. In addition, we own one International Registration through the World Intellectual Property Organization, which has been extended to registrations in seven additional jurisdictions. As of December 31, 2023, we owned five issued patents and had one patent application pending for examination in the United States. The issued patents are each scheduled to expire in 2039 and 2040 and the pending patent application, if issued, would be scheduled to expire in 2039. In addition, we license third-party software and use open source software and other technologies that are used in the provision of or incorporated into some elements of our services. Many parts of our business utilize proprietary technology and/or licensed technology, including open source software.
We control access to and use of our proprietary technology and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers, vendors and partners. Our policy is to require all employees and independent contractors to sign agreements assigning to us any inventions, trade secrets, works of authorship, developments, processes and other intellectual property generated by them on our behalf and under which they agree to protect our confidential information. In addition, we generally enter into confidentiality agreements with our customers, vendors and other partners. See Part I, Item 1A. “Risk Factors” for a more comprehensive description of risks related to our intellectual property.

Governmental Regulation
Our business is and will continue to be subject to extensive U.S. federal and state and foreign laws and regulations, including laws and regulations involving privacy, data protection, content regulation, security, intellectual property, artificial intelligence, competition, taxation, anti-corruption, anti-bribery, anti-money laundering, and other similar laws. Many of these laws and regulations are still evolving and are likely to remain uncertain for the foreseeable future, and these laws and regulations can vary significantly from jurisdiction to jurisdiction. The costs of complying with these laws and regulations are high and are likely to increase in the future. We are also subject to U.S. and foreign laws and regulations that govern or restrict our business and activities in certain countries and with certain persons, including the U.S. Commerce Department’s Export Administration Regulations and economic and trade sanctions regulations maintained by the U.S. Treasury Department’s Office of Foreign Assets Control. Compliance with these laws, rules, and regulations has not had, and is not expected to have, a material effect upon our capital expenditures, results of operations, or competitive position. Nevertheless, compliance with existing or future governmental regulations, including, but not limited to, those pertaining to global trade, business acquisitions, consumer and data protection, and taxes, could have a material impact on our business in subsequent periods.
For a more comprehensive discussion of the risks we face from regulation and compliance matters, see the Part I, Item 1A. “Risk Factors”.
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

Risks Related to Our Business and Industry
We expect fluctuations in our financial results, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors with respect to our results of operations, our stock price and the value of your investment could decline.
Our results of operations have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance. In particular, you should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, our revenue growth rate may decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors as described in more detail under the heading Part I, Item 1. “Business” in this Annual Report on Form 10-K, as well as the factors set forth below. We may not successfully accomplish any of our objectives and, as a result, it is difficult for us to forecast our future results of operations. If the assumptions that we use to plan our business are incorrect or change in reaction to changes in our market, we may be unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability.
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
•the effects of acquisitions, including the recent Paperspace acquisition and previous Cloudways acquisition, and their integration;
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
We have a history of operating losses and we may not be able to sustain profitability in the future.
We have incurred significant losses in the past and continue to have an accumulated deficit. While we have experienced revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales to sustain or increase our growth or maintain profitability in the future. We also expect our costs and expenses will increase in future periods, which could negatively affect our future results of operations if our revenue also does not increase. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to sustain profitability, the value of our business and common stock may significantly decrease.

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
•acquisitions or strategic investments; and
•general administration, including increased legal and accounting expenses.
Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, and other unknown factors that may result in losses in future periods. If our revenue growth does not meet our expectations in future periods, our business, financial position and results of operations may be harmed, and we may not sustain profitability in the future.
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
The Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We identified a material weakness in our internal control over financial reporting, which continued to exist as of December 31, 2023. The material weakness was caused by inadequate controls over our tax processes, described in more detail under the heading Part II, Item 9A. “Controls and Procedures” in this Annual Report on Form 10-K. We have commenced efforts to remediate the material weakness as described in more detail under the heading Part II, Item 9A. “Controls and Procedures” in this Annual Report on Form 10-K. The material weakness in our internal control over financial reporting will not be considered remediated until the controls operate for a sufficient period of time and management has concluded, through testing, that these controls operate effectively. If we do not successfully remediate the material weakness, or if other material weaknesses or other deficiencies arise in the future, we may be unable to accurately report our financial results, which could cause our financial results to be materially misstated and require restatement. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the control deficiencies that led to a material weakness in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses.
If we are unable to attract new customers, retain existing customers and/or expand usage of our platform by such customers, we may not achieve the growth we expect, which would adversely affect our results of operations and financial condition.
In order to grow our business, we must continue to attract new customers in a cost-effective manner and enable these customers to realize the benefits associated with our products and services. Our business is usage-based and it is important for our business and financial results that our paying customers maintain or increase their usage of our platform and purchase additional products from us. Historically, we have relied on our self-service customer acquisition model for a significant majority of our revenue. We complement our self-service customer acquisition model with a sales force focused on inside sales, targeted outside sales and partnership opportunities to drive revenue growth. If our self-service customer acquisition model is not as effective as we anticipate or our sales force is not successful at growing our customer base, specifically our higher spend customers, our future growth will be impacted.

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
Our future financial performance also depends in part on our ability to expand our existing customers’ usage of our platform and sell additional products to our existing customers. Conversely, our paying customers may reduce their usage to lower-cost pricing tiers if they do not see the marginal value in maintaining their usage at a higher-cost pricing tier, thereby impacting our ability to increase revenue. In order to expand our commercial relationships with our customers, existing customers must decide that the incremental cost associated with such an increase in usage or subscription to additional products is justified by the additional functionality. Our customers’ decision whether to increase their usage or subscribe to additional products is driven by a number of factors, including customer satisfaction with the security, performance, and reliability of our platform and existing products, the functionality of any new products we may offer, general economic conditions, and customer reaction to our pricing model. If our efforts to expand our relationships with our existing customers are not successful, our financial condition and results of operations may materially suffer.
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
It is difficult to predict customer adoption rates and demand for our products and services, the entry of competitive products or services or the future growth rate and size of the Infrastructure-as-a-Service (IaaS), Platform-as-a-Service (PaaS), Software-as-a-Service (SaaS) and artificial intelligence and machine learning (AI/ML) markets. The expansion of these markets depends on a number of factors, including the cost, performance, and perceived value associated with cloud computing platforms as an alternative to more established and legacy systems, the ability of cloud computing platform providers to address heightened data security and privacy concerns, and the cost and effort associated with converting or transition from current systems to cloud-based systems. If we or other cloud computing platform providers experience security incidents, loss of customer data, disruptions or other similar problems, the market for these applications as a whole, including our platform and products, may be negatively affected. If there is a reduction in demand caused by a lack of customer acceptance, technological challenges, weakening economic conditions, data security or privacy concerns, governmental regulation, competing technologies and products, or decreases in information technology spending or otherwise, either now or in the future, the market for our platform and products might not continue to develop or might develop more slowly than we expect, which would adversely affect our business, financial condition and results of operations. In addition, new technological developments, including the development and use of generative artificial intelligence, are rapidly evolving and we are not certain as to the success of our AI/ML products (such as the provision of AI/ML infrastructure and platform services in connection with our recent acquisition of Paperspace) and the complexities associated with the current or future regulatory requirements as well as social and ethical considerations relating to the AI/ML market.
Our core customer base consists of startups and growing digital businesses. As these individuals and organizations grow, if we are unable to meet their evolving needs, we may not be able to retain them as customers. Our business will also suffer if the market for our solutions proves less lucrative than projected or if we fail to effectively acquire and service such users.
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
We believe that the markets for startups and growing digital businesses are underserved, and we intend to continue to devote substantial resources to such markets. However, these customers and potential customers frequently have limited budgets and may choose to allocate resources to items other than our solutions, especially in times of economic uncertainty or recessions. If these markets fail to be as lucrative as we project or we are unable to market and sell our services to such customers effectively, our ability to grow our revenues quickly and achieve or maintain profitability will be harmed.
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
Our platform and products involve the storage and transmission of data, including personally identifiable information, and security incidents (including breaches of security) or unauthorized access to our platform and products could result in the loss of our or our customers’ or users’ data, litigation, indemnity obligations, fines, penalties, disputes, investigations and other liabilities. Our platform, systems, networks and physical facilities, and those of our vendors, have been in the past and may continue in the future to be breached, and sensitive and proprietary data may have been and could be otherwise compromised. We may also be impacted by and the target of cyber-attacks by third parties seeking unauthorized access to our or our customers’ or users’ sensitive or proprietary data or to disrupt our ability to provide our services. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these will be effective and our security measures or those of our third-party service providers that store or otherwise process certain of our and our customers’ or users’ data on our behalf could be breached or we could suffer a loss of our or our customers’ or users’ data. We take steps designed to detect, mitigate and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities.
We rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts. Our ability to monitor our third-party service providers’ data security is limited. Cyber-attacks, computer malware, viruses, supply chain attacks, social engineering (including spear phishing and ransomware attacks), and general hacking have become more prevalent in our industry, particularly against cloud services. In addition, errors due to the action or inaction of our employees, contractors, or others with authorized access to our network could lead to a variety of security incidents. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. Further, we do not directly control content that our customers or users store, use, or access in our products. If our customers or users use our products for the transmission or storage of personally identifiable information and our security measures are or are believed to have been weak or breached, our reputation could be damaged, our business may suffer, and we could incur significant liability. In addition, our existing security measures and remediation efforts may not be effective against current or future security threats. Further to the risks associated with experiencing a security incident, third parties may gather, collect or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.
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
Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages or claims related to our data privacy and security obligations. Additionally, although we maintain cybersecurity insurance coverage, we cannot be certain that such coverage will be adequate for data security liabilities actually incurred, will cover any indemnification claims against us relating to any incident, will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition and results of operations.
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
Finally, the costs of operating our data centers have increased and may increase in the future due to rising energy prices as a result of global geopolitical issues.

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
•competition with larger cloud computing companies and other consumers with respect to high demand equipment, such as GPUs;
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
In addition, we are continually working to expand and enhance our platform features, technology and network infrastructure and other technologies to accommodate substantial increases in the volume of usage on our platform, the amount of content we host and our overall total customers. We may be unable to project accurately the rate or timing of these increases or to successfully allocate resources to address such increases, and may underestimate the data center capacity needed to address such increases, and our limited number of suppliers may not be able to quickly respond to our needs, which could have a negative impact on customer experience and our financial results. In the future, we may be required to allocate additional resources, including spending substantial amounts, to build, purchase or lease data centers and equipment and upgrade our technology and network infrastructure in order to handle increased customer usage, and our suppliers may not be able to satisfy such requirements. In addition, our network or our suppliers’ networks might be unable to achieve or maintain data transmission capacity high enough to process orders or download data effectively or in a timely manner. Our failure, or our suppliers’ failure, to achieve or maintain high data transmission capacity could significantly reduce consumer demand for our products. Such reduced demand and resulting loss of traffic, cost increases, or failure to accommodate new technologies could harm our business, revenue and financial condition. In connection with the introduction of our AI/ML offerings after our acquisition of Paperspace, we introduced GPUs in our data centers. Since demand for GPUs is at an all time high, we have faced and may continue to face supply chain issues, which may impact our ability to service AI/ML customers, which in turn could impact our ability to expand our revenue and will impact our results of operations.
If we do not or cannot maintain the compatibility of our platform with third-party applications that our customers use in their businesses, our business will be harmed.
Because our customers choose to integrate our products with certain capabilities provided by third-party providers, the functionality and popularity of our platform depends, in part, on our ability to integrate our platform and applications with developer tools and other third-party applications. These third parties may change the features of their technologies, restrict our access to their applications, or alter the terms governing use of their applications in a manner that is adverse to our business. Such changes could functionally limit or prevent our ability to use these third-party technologies in conjunction with our platform, which would negatively affect adoption of our platform and harm our business. If we fail to integrate our platform with third-party applications that our customers use, we may not be able to offer the functionality that our customers need, which would harm our business.

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
The markets that we serve are highly competitive and rapidly evolving. With the introduction of new technologies and innovations, we expect the competitive environment to remain intense. We compete primarily with large, diversified technology companies that focus on large enterprise customers and provide cloud computing as just a portion of the services and products that they offer. The primary vendors in this category include Amazon (AWS), Microsoft (Azure), Google (GCP), IBM (IBM Cloud), Alibaba (Alibaba Cloud) and Oracle (Oracle Cloud). We also compete with smaller, niche cloud service providers that typically target individuals and smaller businesses, simple use cases or narrower geographic markets. Some examples in this category include OVHcloud, Vultr, Akamai (Linode), Hetzner and Heroku. Our Cloudways offering competes with digital agencies and other managed hosting providers, including Kinsta and WP Engine. Finally, since our recent acquisition of Paperspace, we now compete with other providers of AI/ML infrastructure, including Coreweave and Lambda Labs. We may also face increased competition from other companies that are using AI/ML applications, some of whom may develop more effective methods than we and any of our business partners have, which could have a material adverse effect on our business, results of operations or financial condition.
Our competitors vary in size and in the breadth and scope of the products offered. Many of our competitors and potential competitors, particularly our larger competitors, have substantial competitive advantages as compared to us, including greater name recognition and longer operating histories, larger sales and marketing and customer support budgets and resources, the ability to bundle products together, larger and more mature intellectual property portfolios, greater resources to make acquisitions and greater resources for technical assistance and customer support. Further, other potential competitors not currently offering competitive solutions may expand their product or service offerings to compete with our products and platform capabilities, or our current and potential competitors may establish cooperative relationships among themselves or with third parties that may further enhance their resources and product offerings in our addressable market. In addition, some of our actual and potential competitors have been acquired by other larger enterprises and have made or may make acquisitions or may enter into partnerships or other strategic relationships that may provide more comprehensive offerings than they individually had offered or achieve greater economies of scale than us. Further, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships or strategic relationships. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, and customer requirements. An existing competitor or new entrant could introduce new technology that reduces demand for our products and platform capabilities.
For all of these reasons, we may not be able to compete successfully against our current or future competitors, and this competition could result in the failure of our platform to continue to achieve or maintain market acceptance, any of which would harm our business, results of operations, and financial condition.
We may be unable to accurately predict the optimal pricing necessary to attract new customers and retain existing customers. Our pricing model subjects us to various challenges that could make it difficult for us to derive sufficient value from our customers.
We have in the past changed our pricing model from time to time and in the future may need to make further changes to the pricing model. As the market for our products matures, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers using the same pricing models as we have used historically. Pricing decisions may also impact the mix of adoption among our customers and negatively impact our overall revenue. We generally charge our customers for their usage of our platform, and the add-on features and functionality they choose to enable. We do not know whether our current or potential customers or the market in general will continue to accept this pricing model going forward and, if it fails to gain acceptance, our business could be harmed. In addition, certain customers may demand substantial price concessions. As a result, in the future we may be required to reduce our prices or develop new pricing models, which could adversely affect our revenue, gross margin, profitability, financial position, and cash flow.
If we fail to effectively onboard our new chief executive officer and successfully manage the chief executive officer transition or if we fail to retain and motivate members of our management team and other key employees in light of our chief executive officer succession plan, our business and future growth prospects could be harmed.
On February 12, 2024, Padmanabhan Srinivasan joined the company in the role of chief executive officer (CEO) and as a member of our board of directors and our former CEO departed the company. If the transition to our new CEO is not successfully managed and Mr. Srinivasan is not effectively onboarded, it could have an adverse impact on our business and be viewed negatively by our customers, employees or investors.
Additionally, our success and future growth depend largely upon the continued services of our executive officers and key employees, some of whom have departed in recent months, and our ability to effectively recruit to replace any departing executive officers and key employees. If we fail to motivate or retain our executive officers or other key employees in light of our CEO transition and in connection with other executive departures, one or more of such employees may leave. Our executive officers and other key employees are employed on an at-will basis, which means that these personnel could terminate their employment with us at any time. The loss of one or more of our executive officers, or the failure by our executive team to effectively work with our employees and lead our company, could harm our business.

In the event of such employee departures, if we fail to enable the effective transfer of knowledge and facilitate smooth transitions, the operating results and future growth for our business could be adversely affected. Furthermore, the morale and productivity of the workforce could be disrupted.
If we fail to retain and motivate, or fail to attract qualified personnel to support our operations, our business and future growth prospects would be harmed.
In order to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers experienced in cloud computing, infrastructure solutions, and AI/ML. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. Volatility or lack of performance in our stock price may affect our ability to recruit and retain key employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed. In addition, since our equity awards are typically communicated to employees in dollar amounts, a decreasing share price may also require us to increase the number of shares that we include in employee equity awards, which has and may continue to affect our outstanding share count and cause dilution to existing shareholders.
We have in the past and may in the future undertake internal restructuring activities that could result in disruptions to our business or otherwise materially harm our results of operations or financial condition.
We have in the past and may in the future undertake internal restructuring activities in an effort to better align our resources with our business strategy. For example, in 2023 we completed a restructuring that resulted in a reduction in our workforce. We incur substantial costs to implement restructuring plans, and our restructuring activities may subject us to reputational risks and litigation risks and expenses. There can be no assurance that any restructuring activities that we undertake will achieve the cost savings, operating efficiencies or other benefits that we may initially expect. In addition, restructuring activities may result in loss of institutional knowledge and expertise, attrition beyond our intended reduction-in-force, or a negative impact on employee morale and productivity or our ability to attract highly-skilled employees. Internal restructurings can also require a significant amount of time and focus from management and other employees, which may divert attention from commercial operations. While we took actions to mitigate these risks for the restructuring that took place in 2023, there can be no certainty that such efforts to mitigate were effective. If any internal restructuring activities we have undertaken or undertake in the future fail to achieve some or all of the expected benefits therefrom, our business, results of operations and financial condition could be materially and adversely affected.
Our corporate culture has contributed to our success and if we cannot maintain this culture as we grow and expand geographically, we could lose the innovation, creativity and entrepreneurial spirit we have worked hard to foster, which could harm our business.
We believe our corporate culture of rapid innovation, teamwork, and attention to customer support has been a key contributor to our success to date. If we do not continue to maintain our corporate culture as we grow and expand to new geographies or as a result of any reductions in workforce, we may be unable to foster the innovation, creativity and entrepreneurial spirit we believe we need to support our growth.
We have in the past and may in the future be named as a defendant in securities class action lawsuits and stockholder derivative lawsuits. These types of lawsuits could result in substantial damages, divert management’s time and attention from our business, and have a material adverse effect on our results of operations. These lawsuits may be costly to defend or pursue and are uncertain in their outcome.
On September 12, 2023, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York, against us and certain of our current and former executive officers for alleged violations of U.S. federal securities laws. In December 2023, we were named a nominal defendant in two putative stockholder derivative actions filed in the United States District Court for the District of Delaware against our directors and our former chief executive officer and member of the board. The complaints in the two lawsuits alleged, among other things, violations of federal law and breaches of fiduciary duty, in relation to substantially the same factual allegations as the above-described federal class action lawsuit. As described in more detail under Part I, Item 3. “Legal Proceedings”, each of these lawsuits has been voluntarily dismissed without prejudice.

These types of lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors and their outcomes are necessarily uncertain. We could be forced to expend significant resources and incur significant expense in the defense of any additional lawsuits of this nature. Monitoring, initiating and defending against legal actions are time-consuming for our management, may be expensive and may detract from our ability to fully focus our internal resources on our business activities. We may not be successful in having these types of lawsuits dismissed or settled within the limits of our insurance coverage. There also could be adverse publicity associated with these lawsuits that could negatively affect public perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable.
If we fail to maintain and enhance our brands, our ability to expand our customer base will be impaired and our business, financial condition and results of operations may suffer.
We believe that maintaining and enhancing our brands are important to support the marketing and sale of our existing and future products to new customers and expand sales of our platform and products to existing customers. We also believe that the importance of brand recognition will increase as competition in our market increases. Successfully maintaining and enhancing our brands will depend largely on the effectiveness of our marketing efforts, our ability to provide reliable products that continue to meet the needs of our customers at competitive prices, our ability to maintain our customers’ trust, our ability to continue to develop new functionality and use cases, and our ability to successfully differentiate our products and platform capabilities from competitive products. Our brand promotion activities may not generate customer awareness or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. As noted below in “Risks Related to Our Intellectual Property,” there also are risks that we may not be able to adequately enforce and protect our trademark rights in our brands. If we fail to successfully promote and maintain our brands, our business, financial condition and results of operations may suffer.
Our ability to maintain customer satisfaction depends in part on the quality of our customer support. Failure to maintain high-quality customer support could have an adverse effect on our business, results of operation, and financial condition.
We believe that the successful use of our platform and products requires a high level of support and engagement for many of our customers, particularly our business customers. In order to deliver appropriate customer support and engagement, we must successfully assist our customers in deploying and continuing to use our platform and products, resolving performance issues, addressing interoperability challenges with the customers’ existing IT infrastructure, and responding to security threats and cyber-attacks and performance and reliability problems that may arise from time to time. Because our platform and products are designed to be highly configurable and to rapidly implement customers’ reconfigurations, if customers make errors in configuring our platform and products, they may experience significant disruption to their workloads on our platform. Our support organization faces additional challenges associated with our international operations, including those associated with delivering support, training, and documentation in languages other than English. Increased demand for customer support, without corresponding increases in revenue, could increase our costs and adversely affect our business, results of operations, and financial condition.
In addition, we rely on our user community to serve as a resource for questions on any part of our platform. Members of our user community are not obligated to participate in discussions with other users, and to the extent they do not, our customers’ ability to find answers to questions about our platform or services may suffer. If we are unable to develop self-service support resources that are easy to use and that our customers utilize to resolve their technical issues, or if our customers choose not to take advantage of these self-service support services, our customers’ experience with our platform may be negatively impacted.
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
Our use of third-party artificial intelligence-based technology may present new risks and challenges to our business.
In an effort to enhance internal efficiencies, we may explore the usage of third-party AI/ML platforms, offerings and tools, including AI chatbots and generative AI products (AI/ML technology), in our internal operations. The development and use of AI/ML technology present various privacy and security risks that may impact our business. AI/ML technology is subject to privacy and data security laws, as well as increasing regulation and scrutiny. We have developed policies governing the use of AI/ML technology to help reasonably ensure that such AI/ML technology is used in a trustworthy manner by our employees, contractors, and authorized agents and that our assets, including intellectual property, competitive information, personal information we may collect or process, and customer information, are protected. Any failure by our personnel, contractors or other agents to adhere to our established policies could violate confidentiality obligations or applicable laws and regulations (including data privacy laws), jeopardize our intellectual property rights, cause or contribute to unlawful discrimination, result in the misuse of personally identifiable information, or introduce greater vulnerabilities to cybersecurity attacks or malware into our systems. Because the use of AI/ML technology for such internal purposes is relatively new and rapidly evolving, and legal risks and responsibilities associated with the use of AI/ML technology are still evolving as well, we cannot be certain that our policies or adherence to them will offer us sufficient protection or that the use of such technologies will not harm our reputation, financial condition or operating results. We also could be subject to claims from providers of third-party AI/ML technologies that we are using their products, tools or outputs in a manner that is inconsistent with their terms of use, and such claims may result in costly legal proceedings.
Several jurisdictions around the world, including Europe, the U.S. federal government and certain U.S. states, have proposed, enacted or are considering laws governing the development and use of AI/ML, such as the EU’s AI Act. We expect other jurisdictions will adopt similar laws. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI/ML. These obligations may make it harder for us to conduct our business using AI/ML, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI/ML, or prevent or limit our use of AI/ML. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/ML where they allege the company has violated privacy and consumer protection laws. If we cannot use AI/ML or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.
The use of third-party AI/ML technology by our business partners with access to our confidential information, including trade secrets, may continue to increase. This carries increased risk that it could lead to the misuse or disclosure of such information, which could negatively impact us, including our ability to realize the benefits of our intellectual property. The use of AI/ML technology by our business partners may lead to novel and urgent cybersecurity risks, which could have a material adverse effect on our operations and reputation as well as the operations of any of our business partners. In addition, uncertainties regarding developing legal and regulatory requirements and standards may require significant resources to modify and maintain business practices to comply with U.S. and laws in other countries concerning the use of AI/ML technology, the nature of which cannot be determined at this time. Finally, the use of AI/ML technology also presents emerging ethical issues and if our use of third-party AI/ML technology becomes controversial, we may experience brand or reputational harm, competitive harm or legal liability.
Any of these risks could be difficult to eliminate or manage and, if not addressed, could have a material adverse effect on our business, results of operations, financial condition and future prospects.
Unfavorable conditions in our industry or the global economy, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our results of operations.
Our results of operations may vary based on the impact of unfavorable changes in our industry or the global economy on us or our customers and potential customers. Adverse changes in macroeconomic conditions can significantly harm demand for our products and make it more challenging to forecast our operating results and make business decisions, including regarding prioritization of investments in our business. Unfavorable conditions in the economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, supply chain disruptions, inflationary pressures, interest rates, financial and credit market fluctuations, volatility in the capital markets, liquidity concerns at, and failures of, banks and other financial institutions, international trade relations, political turmoil, political instability and transitions of power in regions where we operate, including in Pakistan following the most recent general election, natural catastrophes, outbreaks of contagious diseases, warfare and terrorist attacks on the United States, Europe or elsewhere, including military actions affecting Russia, Ukraine, the Middle East or elsewhere could cause a decrease in business investments in information technology and negatively affect the growth of our business and our results of operations.
Geopolitical risks, including those arising from trade tension and/or the imposition of trade tariffs, terrorist activity or acts of civil or international hostility, are increasing. While we do not currently have employees or direct operations in any region with ongoing military conflict, we have customers with business activities in these countries and regions. Based on ongoing military conflicts and associated sanctions imposed by the U.S. government, our ability to receive payments from customers in those regions and our ability to realize revenues from those customers may be impacted. Further, due to political uncertainty and military actions, we and the third parties upon which we rely may be vulnerable to a heightened risk of cyber-attacks, computer malware, viruses, supply chain attacks, social engineering

(including spear phishing and ransomware attacks) and general hacking that could materially disrupt our systems and operations.
Further, fluctuations in inflation rates and interest rates could have a material and adverse effect on our business, financial condition or results of operations. Economic weakness, customer financial difficulties and constrained spending on information technology operations could adversely affect our customers’ ability or willingness to subscribe to our service offerings, delay purchasing decisions and lengthen our sales cycles, reduce the usage of our products and services, or increase churn, all of which could have an adverse effect on our sales and operating results.
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
•greater difficulty collecting accounts receivable and longer payment cycles;
•payment issues and other foreign currency risks, including fluctuations in exchange rates;
•inflation in certain regions where we operate;
•laws and business practices favoring local competitors or general market preferences for local vendors;
•political instability or terrorist activities;
•an outbreak of a contagious disease or a natural disaster that may cause us or our third-party providers and/or customers to temporarily suspend our or their respective operations in the affected city or country; and
•adverse tax burdens and foreign exchange restrictions that could make it difficult to repatriate earnings and cash.
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
Our tax provision could also be impacted by changes in accounting principles, changes in U.S. federal, state, or international tax laws applicable to corporate multinationals, other fundamental law changes currently being considered by many countries, and changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions. For example, the Organisation for Economic Co-operation and Development (OECD) has been spearheading a multilateral effort on proposals, commonly referred to as “BEPS 2.0”, which, if and to the extent implemented, would make important changes to the international tax system. These proposals are based on two “pillars”, involving the reallocation of taxing rights in respect of certain multinational enterprises above a fixed profit margin to the jurisdictions in which they carry on business (Pillar One) and imposing a minimum effective corporate tax rate on certain multinational enterprises (Pillar Two). A number of countries in which we conduct business have enacted with effect from January 1, 2024, or are in the process of enacting, core elements of the Pillar Two rules. Based on our current understanding of the minimum revenue thresholds, we currently expect to be outside the scope of both the proposed Pillar One and Pillar Two proposals but could fall within their scope in the future, which could increase our tax obligations and require us to incur additional material costs to ensure compliance with any such rules in the countries where we do business. We are unable to predict whether any future changes will occur and, if so, the impact of such changes, including on the U.S. federal income tax considerations relating to the purchase, ownership and disposition of our common stock.
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
Our ability to use our net operating losses and other tax credits to offset future taxable income may be subject to certain limitations.
As of December 31, 2023, we had net operating losses (NOL) carryforwards for federal, state and foreign income tax purposes and other tax credit carryforwards for federal and state tax purposes. Certain of these NOL carryforwards and tax credit carryforwards will expire in various years beginning in 2038 for federal purposes and 2025 for state purposes if not utilized. Our ability to utilize our NOL carryforwards and other tax credit carryforwards to offset taxable income may be subject to certain limitations. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs or other tax credits to offset future taxable income. We may experience a future ownership change under Section 382 of the Code that could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs and tax credits of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that regulatory changes, such as suspensions on the use of NOLs or other tax credits, or other unforeseen reasons, could cause our existing NOLs or tax credits to expire or otherwise be unavailable to reduce current or future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs and tax credits reflected on our balance sheet, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.
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
In November 2021, we issued $1.5 billion aggregate principal amount of 0% convertible senior notes due 2026 in a private placement. As of December 31, 2023, we had no outstanding indebtedness, but significant borrowing capacity, under our credit facility with KeyBank National Association, as administrative agent, and the other lenders party thereto. We may not be able to refinance our existing indebtedness because of our amount of debt, debt incurrence restrictions under our debt agreements or adverse conditions in credit markets generally. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would result in an adverse effect on our financial condition and results of operations. Although our credit agreement contains restrictions on the incurrence of additional indebtedness and entering into certain types of other transactions, these restrictions are subject to a number of qualifications and exceptions. Additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also do not prevent us from incurring obligations, such as trade payables.
In addition, in connection with our acquisition of Paperspace, we acquired a number of equipment leases, which remain outstanding. Pursuant to the terms of the equipment leases, we may be restricted from engaging in certain activities.
Our credit agreement currently imposes and any other debt we incur may impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities.
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
Any other indebtedness we incur could impact our business and financial condition in one or more of the following ways:
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
As a result of any of the existing restrictions described above or any other restrictions arising from our indebtedness, we could be limited as to how we conduct our business and we may be unable to raise additional debt or equity financings to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders or amend the covenants.
Our failure to comply with any of the existing restrictions described above or any other restrictions associated with the terms of any future indebtedness from time to time could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms or are unable to refinance these borrowings, our results of operations and financial condition could be adversely affected.
We may require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all.
We have historically funded our operations through equity and debt financings and sales of our products. We cannot be certain if our operations will continue to generate sufficient cash to fully fund our ongoing operations or the growth of our business. If our ongoing operations, growth and any other investments to support our business cannot be funded by our operations, we may be required to engage in equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests. Our inability to obtain adequate financing on terms satisfactory to us, when we require it, could significantly limit our ability to continue to support our business growth, respond to business challenges, expand our operations or otherwise capitalize on our business opportunities due to lack of sufficient capital. Even if we are able to raise such capital, we cannot assure you that it will enable us to achieve better operating results or grow our business.

Acquisitions, strategic investments, partnerships, or alliances could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our business, financial condition and results of operations.
We have in the past and may in the future seek to acquire or invest in businesses, joint ventures, products and platform capabilities, or technologies that we believe could complement or expand our services and platform capabilities, enhance our technical capabilities, or otherwise offer growth opportunities. Any such acquisition or investment may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products and platform capabilities, personnel or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, if we do not have sufficient internal expertise to integrate and grow the acquired business, their infrastructure is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. In addition, we could face risk related to liability for activities of any acquired company prior to the acquisition, including intellectual property infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities, and litigation or other claims in connection with the acquired company, including claims from terminated employees, users, former stockholders or other third parties, and our efforts to limit such liabilities could be unsuccessful. Finally, we may need to implement or improve the controls, procedures and policies of any acquired company, and we may face risks if any of those controls, procedures or policies are insufficiently effective. If we are unsuccessful in integrating or growing any acquired business, the acquisition may not result in the synergies and other benefits we had expected to achieve, and the revenue and operating results of the combined company could be adversely affected. In addition, the acquisition may not ultimately strengthen our competitive position or could be viewed negatively by our customers, investors or securities analysts.
In July 2023, we acquired Paperspace, a leading provider of cloud infrastructure as a service for highly scalable applications leveraging GPUs, in order to enable customers to more easily test, develop and deploy AI/ML applications and augment and enhance existing AI/ML applications. The acquisition of Paperspace introduced risks inherent in all acquisitions including our limited experience in operating GPU-accelerated infrastructure products and we may encounter difficulties assimilating or integrating the business, technologies, data, platform, personnel or operations of Paperspace. Additionally, Paperspace’s business relies on third-party components, particularly GPUs, which may require significant capital expenditure and may be difficult to procure given the current elevated demand in the AI/ML space. Any disruption of relationships with third-party suppliers and vendors could adversely affect the functionality and availability of the business. If we are unsuccessful in integrating Paperspace or growing the business in the coming years, the acquisition may not result in the synergies and other benefits we had expected to achieve, and the revenue and operating results of the combined company could be adversely affected.
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
We (like other intermediary online service providers) rely primarily on two sets of laws in the United States to shield us from legal liability with respect to user activity. The Digital Millennium Copyright Act (DMCA), provides service providers a safe harbor from monetary damages for copyright infringement claims, provided that service providers comply with various requirements designed to stop or discourage infringement on their platforms by their users. Section 230 of the Communications Decency Act (CDA), protects providers of an interactive computer service from liability with respect to most types of content provided over their service by others, including users. Both the DMCA safe harbor and Section 230 of the CDA face regular and current, calls for revision. For example, a variety of bills have been introduced in the U.S. Congress that would seek to make changes to the scope of Section 230 of the CDA, including legislation in the U.S. Congress that, if enacted, would narrow the protections of Section 230 of the CDA. Enactment of this legislation or an unfavorable outcome of the FCC rulemaking could limit our ability to rely on the protections of Section 230 of the CDA. Furthermore, recent litigation has created uncertainty with respect to the applicability of DMCA protections to companies that host substantial amounts of user content. For these reasons and others, now or in the future, the DMCA, CDA, and similar provisions may be interpreted as not applying to us or may provide us with incomplete or insufficient protection from claims.
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
In addition to liability based on our activities in the United States, we may also be deemed subject to laws in other countries that may not have the same protections or that may impose more onerous obligations on us, which may impose additional liability or expense on us, including additional theories of intermediary liability. For example, in 2019, the European Union approved a copyright directive that will impose additional obligations on online platforms, and failure to comply could give rise to significant liability. Other recent laws in Germany (extremist content), Australia (violent content), India (intermediary liability) and Singapore (online falsehoods), as well as other new similar laws, may also expose cloud-computing companies like us to significant liability. We may incur additional costs to comply with these new laws, which may have an adverse effect on our business, results of operations, and financial condition. Potential litigation could expose us to claims for damages and affect our business, financial condition and results of operations.
Our business could be affected by the enactment of new governmental regulations regarding the internet or the application of additional or different existing governmental regulation to our business, products, or services.
The legal and regulatory environment pertaining to the internet and products and services such as ours, both in the United States and internationally, is uncertain and may change. New laws may be passed, existing but previously inapplicable or unenforced laws may be deemed to apply, legal safe harbors may be narrowed, and courts may issue decisions affecting existing regulations or leading to new ones. Furthermore, legal and regulatory authorities, both in the United States and internationally, may characterize or recharacterize us and our business, products, or services in ways that would apply additional or different regulations to us. These changes could affect, among other things, areas related to our business such as the following:
•the liability of online service providers for actions by customers or users, including fraud, illegal content, spam, phishing, libel and defamation, hate speech, infringement of third-party intellectual property and other abusive conduct;
•other claims based on the nature and content of internet materials;
•user data privacy and security issues;
•consumer protection risks;
•evolving regulatory framework for AI/ML;

•digital marketing aspects;
•characteristics and quality of services, including changes to networking relationships and anti-circumvention technologies;
•the contractual terms within our terms of service and other agreements with customers;
•cross-border e-commerce issues; and
•ease of access by our users to our platform.
New laws or regulations, or new applications or interpretations of existing laws or regulations, could hinder growth and decrease acceptance, both of the internet and online services, or of our specific products or services, both generally or with respect to certain uses or industries. Such legal changes could increase our costs of doing business, subject our business to increased liability for non-compliance, or prevent us from marketing or delivering our services over the internet or in specific jurisdictions, thereby materially harming our business and results of operations. In addition, certain jurisdictions may attempt to require us to establish a corporate presence in the country, which, if we were to comply, may also increase our exposure to government requests for censorship and to data breaches in general and, in the case of noncompliance, may subject us to fines or being blocked from doing business in the region.
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
On multiple occasions, the FCC has adopted and later repealed net neutrality rules that bar internet providers from blocking or slowing down access to online content, thereby protecting services like ours from such interference. The FCC’s actions follow changes in the composition of commissioners at the FCC. Currently, there are no federal net neutrality rules; however, on October 19, 2023, the FCC sought comment on a proposal to readopt net neutrality rules essentially in the form they were adopted in 2018. We cannot predict whether or when the FCC will adopt new rules or the impact of any rules that may be adopted on our operations or business.
Changes to party composition and control in Congress, statehouses or state legislatures may create at least the possibility that Congress or states may enact laws on net neutrality, though the prospects for such actions are uncertain. Certain states have adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. California’s net neutrality law took effect in 2021, and a similar law in Vermont is subject to a pending challenge, but went into effect on April 20, 2022. We cannot predict whether future FCC net neutrality rules or other state initiatives will be enforced, modified, overturned or vacated by legal action of a court, federal legislation or the FCC. In addition, the status of state regimes may be affected by the FCC's action in its new network neutrality proceeding.
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
We continue to make investments in areas of strategic focus as we seek to develop new, innovative offerings and improve our existing offerings. In July 2023, we acquired Paperspace in order to expand into the AI/ML space. The investment in AI/ML offerings within our existing product portfolio may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results. The increasing focus on the risks and strategic importance of AI/ML technologies has already resulted in regulatory restrictions that target products and services capable of enabling or facilitating AI/ML, including the European Union’s recently adopted Artificial Intelligence Act, and may in the future result in additional restrictions impacting some of our product and service offerings. Complying with multiple regulations from different jurisdictions related to AI/ML could increase our cost of doing business or may change the way that we operate in certain jurisdictions. Furthermore, concerns regarding third-party use of AI/ML for purposes contrary to governmental interests, including concerns relating to the misuse of AI/ML applications, models, and solutions, could result in restrictions on AI/ML products, for example those that can be used for training, refining, and deploying large language models (LLMs). Such restrictions could limit the ability of downstream customers and users worldwide to acquire, deploy, and use systems that include our products and services, and negatively impact our business and financial results. It is also unclear how our status as an infrastructure provider for customers developing and deploying AI/ML applications as opposed to developing such applications ourselves will affect the applicability of these regulations on our offerings.
We are subject to stringent and changing privacy laws, regulations and standards, information security policies and contractual obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.
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
In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (CPRA) (collectively, CCPA), provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and adversely affect our business. Further, the CPRA, which became effective on January 1, 2023, significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. Aspects of these state privacy statutes remain unclear, resulting in further legal uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply.
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
In addition to the EU GDPR, the European Commission has another draft regulation, known as the Regulation on Privacy and Electronic Communications (ePrivacy Regulation), that would replace the current ePrivacy Directive. New rules related to the ePrivacy Regulation are likely to include enhanced consent requirements in order to use communications content and metadata, which may negatively impact our platform and products and our relationships with our customers.
Complying with the EU GDPR and the ePrivacy Regulation, if and when the latter becomes effective, may cause us to incur substantial operational costs or require us to change our business practices. We may not be successful in our efforts to achieve compliance and may also experience difficulty retaining or obtaining new European or multi-national customers or significantly increased liability with respect to these customers pursuant to the terms set forth in our engagements with them. While we utilize data centers in the European Economic Area (EEA) to maintain certain customer and user data (which may include personal data) originating from the EU in the EEA, we may find it necessary to establish additional systems and processes to maintain such data in the EEA, which may involve substantial expense and distraction from other aspects of our business. Additionally, data localization requirements in other jurisdictions may cause us to incur potentially significant costs for establishing and maintaining facilities for storing and processing such data.
In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws.
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
Furthermore, in order to offer our products to certain customers, we may be required to comply with additional regulations. For example, to offer our products to certain customers in the healthcare industry, we may be required to implement certain security and privacy measures and related procedures to comply with the Health Insurance Portability and Accountability Act of 1996 (HIPAA). This may require us to execute HIPAA business associate agreements (BAAs) with certain customers that are “covered entities” under HIPAA, which would subject us to additional liabilities, penalties and fines in the event we fail to comply with the terms of such agreements. The storage of such information may require us to modify and enhance our platform at a significant cost.
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
We are subject to the U.S. Foreign Corrupt Practices Act (FCPA), U.S. domestic bribery laws, the UK Bribery Act, and other anti-corruption and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees and their third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. As we increase our international business, we may engage with business partners and third party intermediaries to market our products and to obtain necessary permits, licenses, and other regulatory approvals, and may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize such activities.
We cannot assure you that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. As we increase our international business, our risks under these laws may increase.
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
We incorporate encryption technology into certain of our products. U.S. export control laws require authorization for the export of encryption items. In addition, various countries regulate the import of certain encryption technology, including through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products and services or could limit our customers’ ability to implement our products and services in those countries. Obtaining the necessary authorizations, including any required license, for a particular transaction may be time-consuming, is not guaranteed, and may result in the delay or loss of sales opportunities. Laws and restrictions continue to evolve in connection with geopolitical tensions and the introduction and increasing adoption of new technologies. Most recently, new export controls have included strict licensing restrictions on exports of U.S. regulated semiconductor- and supercomputer-related products and technologies as well as certain chips and chip-related products and technologies to China.
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
We are subject to risks related to our environmental, social, and governance activities and disclosures.
There is an increasing focus from regulators, certain investors and other stakeholders concerning environmental, social, and governance (ESG) matters, both in the United States and internationally. We communicate certain ESG-related initiatives and goals regarding environmental matters, diversity and other matters in this Annual Report on Form 10-K, in our Proxy Statement, on our website and elsewhere. Any of our current or future initiatives, goals and commitments could be difficult to achieve and costly to implement. We could fail to achieve, or be perceived to fail to achieve, our ESG-related initiatives, goals and commitments. In addition, we could be criticized for the timing, scope or nature of these initiatives, goals and commitments, or for any revisions to them.
Additionally, there can be no assurance that our reporting frameworks and principles will be in compliance with any new environmental and social laws and regulations that may be promulgated in the United States and elsewhere, and the costs of changing any of our current practices to comply with any new legal and regulatory requirements in the United States and elsewhere may be substantial. Furthermore, industry and market practices may further develop to become even more robust than what is required under any new laws and regulations, and we may have to expend significant efforts and resources to keep up with market trends and stay competitive among our peers.
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
Moreover, intellectual property laws, standards, and enforcement mechanisms in foreign countries may be uncertain, may not be as protective of intellectual property rights as those in the United States, or may not be available to us. As we expand our international activities, our exposure to unauthorized copying and use of our products, services, and other intellectual property, such as our trademarks, will likely increase. As we further expand internationally, we may be unable to register, obtain the right to use, or stop others from using, our brand names in certain jurisdictions.
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
Moreover, we cannot ensure that we have incorporated open source software in our products, services, and technology in a manner that is consistent with the terms of the applicable license or our current policies and procedures. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses or such third party changes the type of open source license applicable to such software without our knowledge, we or our customers could be subject to lawsuits, and we could incur significant legal expenses defending against such allegations, be subject to significant damages resulting from the suits, enjoined from the sale of our products that contained the open source software, and required to comply with onerous conditions or restrictions on these products, which could disrupt the distribution and sale of these products. Such litigation could be costly for us to defend, have a negative effect on our business, financial condition and results of operations, or require us to devote additional research and development resources to change or reengineer our products or take other remedial actions.
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
•our involvement in litigation;
•future sales of our common stock by us or our stockholders;
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program, which includes administrative, technical and physical safeguards designed to maintain the confidentiality, integrity and availability of company and customer information. Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas, including the involvement of cross-functional teams and, depending on the nature and severity of an incident, an escalation path to notify our executive and senior management teams and our board of directors (Board). We have an established process and playbook led by our chief information security officer (CISO) governing our assessment, response and notifications internally and externally upon the occurrence of a cybersecurity incident. We undertake periodic reassessments of the Company’s risk profile and may make certain adjustments to our security controls based on such assessments to further enhance our security posture.
Our cybersecurity risk management program includes:
•a risk assessment methodology designed to escalate cybersecurity risks to the appropriate channels within our organization in order to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•a security department, including our CISO and experienced information systems security professionals and information security managers, divided into three teams: (1) security operations, which is responsible for responding to abuse on our platform, digital forensics and incident response, and threat intelligence; (2) security engineering, which is responsible for security data analysis and observability on our infrastructure and product offerings; and (3) trust and governance, which is responsible for privacy and security regulatory compliance and risk management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents and escalating cybersecurity incidents to cross-functional teams, management and our Board of Directors (Board);
•deployment of technical safeguards that are designed to protect our platform, customers, employees and systems from cybersecurity threats. We maintain cybersecurity insurance that provides coverage for cyber breaches, cyber-crime, and related matters;
•the imposition of contractual obligations related to cybersecurity on our third-party vendors. In addition, we assess the security profile of those vendors that store, process or have access to sensitive data through questionnaires and data flow risk assessments;
•securing data going to third-party vendors and, depending on the nature of the services provided, the sensitivity of the data at issue and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider, including through the use of monitoring tools, threat intelligence tools, and data protection tools. We actively monitor, manage and configure our systems to protect our data against any vulnerabilities we find;
•continuous monitoring of our infrastructure network for vulnerabilities and threats through our security observability platform;
•a system to proactively identify risks that may threaten customer information and utilize both internal and external resources to perform a variety of vulnerability and penetration testing on the platforms, systems and applications used to provide our products and services;
•engagement of third party experts to assist in assessing, managing and reviewing various risks from cybersecurity threats and incidents, including to perform independent audits our data centers, to conduct adversary simulations and to perform network penetration tests periodically;
•mandatory periodic cybersecurity awareness training for all of our employees and consultants, covering key threats and measures to take to protect their own data and the data of the company in addition to role-specific training for security personnel; and
•a robust privacy practice governing information we collect from customers and how we use, share and store such customer data and implementation of measures to collect personal data only to the extent necessary to service our customers and to protect customer content data through limited access.
Our cybersecurity risk management program is designed to be adaptable in order to respond to an evolving landscape of emerging threats and available technology. Our security controls and cybersecurity risk management program are evaluated through data gathering and analysis of emerging threats from internal and external incidents and technology investments. See the Part I, Item 1A. “Risk Factors” for a more comprehensive description of risks related to cybersecurity.
Cybersecurity Governance
Our Board has overall oversight responsibility for our risk management and delegated cybersecurity risk management oversight to the Audit Committee of the Board. The Audit Committee oversees management’s implementation of our cybersecurity risk management program. Our CISO is responsible for developing and implementing our information security program and reporting on cybersecurity matters to the Audit Committee on a regular basis and briefing the full Board on cybersecurity risk oversight activities and preparedness efforts on an annual basis, as well as on an ad hoc basis upon request. Our Security teams have a wealth of cross-industry, government, and national defense experience. We employ qualified and certified security practitioners with specialized skill sets in security engineering, incident response, forensics, and threat management. Our CISO has more than a decade leading highly technical security teams that evolve with the technology and threat landscape.
Our security and legal teams oversee our information security and privacy practices and are responsible for identifying and proactively addressing security and privacy risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures and incident response plans and maintaining cybersecurity programs. We maintain an in depth incident response plan that includes a process for identifying, containing and removing any threats and vulnerabilities and a plan to recover and restore normal business operations following an incident. Members of the security team are always on call to be able to address any issues that arise. In addition, we have created a cybersecurity materiality assessment team, which includes representatives from our security, legal, internal audit, communications and investor relations departments that reviews and assesses the impact of cybersecurity incidents on the company, our customers and other stakeholders. Our material assessment framework provides for an escalation path for any potentially material cybersecurity incidents from the security team to our CISO who may further escalate to the materiality assessment team, senior management and the Audit Committee. To ensure our preparedness to appropriately respond to cybersecurity incidents, the cross-functional team meets regularly and conducts simulations of cybersecurity incidents to test its procedures.
Our executive and senior management teams, including our chief executive officer, chief financial officer and CISO, supervise these efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents and the risk assessments and disclosure required if cybersecurity incidents do arise, through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.
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
We also have entered into leases for small spaces in a number of co-working locations. Additionally, we lease space to operate 16 data centers worldwide, including in the United States, Australia, Canada, Germany, India, the Netherlands, Singapore and the United Kingdom. We do not own any real property. We believe that our current facilities are adequate to meet our current needs and that additional or substitute space is available if needed to accommodate growth and expansion.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we are involved in various legal proceedings. Defending such proceedings can be costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
On September 12, 2023, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against us and certain of our current and former executive officers for alleged violations of the U.S. federal securities laws. The complaint in the lawsuit, captioned Agarwal v. DigitalOcean Holdings, Inc., et. al. (Case 1:23-cv-08060), asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a proposed class consisting of those who acquired our common stock between February 16, 2023 and August 25, 2023 (the “Putative Class Period”), and alleged that we made materially false and misleading statements regarding our business during the Putative Class Period. On January 3, 2024, the plaintiff in the federal class action lawsuit voluntarily dismissed the action without prejudice.
On December 12, 2023 and December 14, 2023, respectively, we were named a nominal defendant in two putative stockholder derivative actions filed in the United States District Court for the District of Delaware against our directors and our former chief executive officer and member of the board. The complaints in the two lawsuits, captioned Flanagan v. Spruill, et al. (Case No. 1:23-cv-01424-RGA) and Reynolds v. Spruill, et al. (Case No. 1:23-cv-01433-RGA), alleged, among other things, violations of federal law and breaches of fiduciary duty, in relation to substantially the same factual allegations as the above-described federal class action lawsuit captioned Agarwal v. DigitalOcean Holdings, Inc., et. al. (Case 1:23-cv-08060). On January 12, 2024, the two cases were consolidated. On February 7, 2024, the consolidated action was voluntarily dismissed without prejudice.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our common stock trades on The New York Stock Exchange (“NYSE”) under the symbol “DOCN”.
Holders of Record
As of February 8, 2024, there were 36 stockholders of record of our common stock. This is not the actual number of beneficial owners of our common stock as some shares are held in “street name” by brokers and others on behalf of individual owners.
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
Recent Sales of Unregistered Securities
Not applicable.
Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities
The following table provides information with respect to repurchases of shares of common stock by the Company during the three months ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Program(1)
October 1-31, 2023	481,114	$22.87	481,114	$14,046
November 1-30, 2023	117,691	21.24	117,691	11,545
December 1-31, 2023	—	—	—	—
Total	598,805	$22.55	598,805
(1)On February 14, 2023, the Company’s Board of Directors approved the repurchase of up to an aggregate of $500.0 million of the Company’s common stock (the “2023 Share Buyback Program”). Pursuant to the 2023 Share Buyback Program, repurchases of the Company’s common stock could occur using a variety of methods, which could include but was not limited to open market purchases, the implementation of a 10b5-1 plan, and/or any other available methods in accordance with SEC and other applicable legal requirements. The 2023 Share Buyback Program expired on December 31, 2023.
Stock Performance Graph
The graph below shows a comparison, from March 24, 2021 (the date our common stock commenced trading on the NYSE) through December 31, 2023, of the cumulative total return to stockholders of our common stock relative to the Standard & Poor’s 500 Index (“S&P 500”) and the S&P Information Technology Index (“S&P Information Technology”).
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
$200.00
$150.00
$100.00
$50.00
$0.00
03/24/21
06/30/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
12/31/22
03/31/23
06/30/23
09/30/23
12/31/23
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
ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be considered together with our consolidated financial statements and related notes and other financial information included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. This discussion, particularly information with respect to our outlook, key trends and uncertainties, our plans and strategy for our business, and our performance and future success, includes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, particularly in Part I, Item 1A. “Risk Factors.” In addition, for more information regarding key factors affecting our performance, see “Key Factors Affecting Our Performance” below.
Overview
DigitalOcean is a leading cloud computing platform offering on-demand infrastructure and platform tools for startups and growing digital businesses. We were founded with the guiding principle that the transformative benefits of the cloud should be easy to leverage, broadly accessible, reliable and affordable. Our platform simplifies cloud computing, enabling our customers to rapidly accelerate innovation and increase their productivity and agility.
The lifecycle of a customer typically begins with users coming to our platform to explore a new technology or test an idea. Thousands of users come to DigitalOcean every month, paying a small amount to learn and to complete their discrete tasks. In many cases, these early users do not intend to remain on our platform beyond their initial testing. We refer to these users that spend less than or equal to $50 per month and utilize our platform for three months or less as “Testers”.

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
As of December 31, 2023, we had approximately 644,000 Learners, Builders and Scalers using our platform to build, deploy and scale applications. We view Learners, Builders and Scalers as the most appropriate measure of our customer population, and Testers have therefore been excluded from the total customer population count.
Our users include software engineers, researchers, data scientists, system administrators, students and hobbyists. Our customers use our platform across numerous industry verticals and for a wide range of use cases, such as web and mobile applications, website hosting, e-commerce, media and gaming, personal web projects, managed services, and, most recently, artificial intelligence and machine learning (AI/ML) applications, among many others. We believe that our focus on simplicity, community, open source and customer support are the four key differentiators of our business, driving a broad range of customers around the world to build their applications on our platform.
We offer mission-critical solutions across Infrastructure-as-a-Service (IaaS), including our Droplet virtual machines, storage and networking offerings; Platform-as-a-Service (PaaS), including our Managed Database and Managed Kubernetes offerings; Software-as-a-Service (SaaS), including our Managed Hosting and Marketplace offerings; and AI/ML, including our Machines, Notebooks and Deployments offerings. Our cloud platform was designed with simplicity in mind to ensure that startups and growing digital businesses can spend less time managing their infrastructure and more time building innovative applications that drive business growth. Improving the developer experience and increasing productivity are core to our mission. In just minutes, developers can set up thousands of virtual machines, secure their projects, enable performance monitoring and scale up and down as needed.
We generate revenue from the usage of our cloud computing platform by our customers. We recognize revenue based on the customer utilization of our offerings. Our pricing is primarily consumption-based and billed monthly in arrears, making it easy for our customers to track usage on an ongoing basis and optimize their deployments.
We have a highly efficient self-service customer acquisition model, which we complement with a sales force focused on inside sales, targeted outside sales and partnership opportunities to drive revenue growth. Our model enables customers to get started on our platform very quickly and without the need for assistance. We focus heavily on enabling a self-service, low-friction model that makes it easy for users to try, adopt and use our products. For the years ended December 31, 2023, 2022 and 2021, our sales and marketing expense was approximately 11%, 14% and 12% of our revenue, respectively. The efficiency of our go-to-market model and our focus on the needs of startups and growing digital businesses has enabled us to drive organic growth and establish a truly global customer base across a broad range of industries.
Our customers are spread across approximately 190 countries and around two-thirds of our revenue has historically come from customers located outside the United States. For the year ended December 31, 2023, 37% of our revenue was generated from North America, 29% from Europe, 24% from Asia and 10% from the rest of the world.
Our average revenue per customer (consisting of the aggregate revenue and customer counts for our Learners, Builders and Scalers, but excluding revenue and customer counts for Testers), or ARPU, has increased from $65.83 in 2021 to $82.76 in 2022 and $90.99 in 2023. We had no material customer concentration as our top 25 customers made up approximately 7%, 10%, and 10% of our revenue in the years ended December 31, 2023, 2022 and 2021, respectively. Our annual run-rate revenue, or ARR, as of December 31, 2023 was $730 million, up from $659 million as of December 31, 2022 and $490 million as of December 31, 2021. ARR as of the end of each month represents total revenue for that month multiplied by 12.

Growing our Builders and Scalers is a critical focus for us, and we have successfully increased the number of these customers and their percentage of our total revenue. We had approximately 17,000 Scalers as of December 31, 2023, up from approximately 15,000 as of December 31, 2022 and 11,000 as of December 31, 2021. We had approximately 139,000 Builders as of December 31, 2023, up from approximately 129,000 as of December 31, 2022 and 89,000 as of December 31, 2021. Revenue from Builders and Scalers increased 26% and 18%, respectively, for the year ended December 31, 2023 compared to the year ended December 31, 2022. Revenue from Builders and Scalers increased 30% and 45%, respectively, for the year ended December 31, 2022 compared to the year ended December 31, 2021. Revenue from Builders and Scalers as a percentage of total revenue was 86% in 2023, 85% in 2022 and 83% in 2021.
2023 Restructuring
On January 27, 2023, our Board of Directors approved a restructuring plan to adjust our cost structure and accelerate our timeline to achieve 20% or better adjusted free cash flow margins. The restructuring plan included both the elimination of positions across the company as well as the shifting of additional positions across a broader geographical footprint. See Note 15, Restructuring, in our Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further information regarding these commitments.

Leadership Succession Plan
On February 12, 2024, Padmanabhan Srinivasan, joined the Company in the role of chief executive officer (CEO) and a member of our Board of Directors. As part of the transition and as outlined in the leadership succession plan that we announced on August 24, 2023, our former CEO departed the Company on February 12, 2024.
Key Factors Affecting Our Performance
Increasing Importance of Cloud Computing and Developers
Our future success depends in large part on the continuing adoption of cloud computing, proliferation of cloud-native start-ups and businesses and the increasing importance of developers, all of which are driving the adoption of our developer cloud platform. We believe our market opportunity is large and that these factors will continue to drive our growth.
Increasing Usage by Our Existing Customers
Our existing customer base represents a significant opportunity for further sales expansion through increased usage of our platform and adoption of additional product offerings. We are highly focused on gaining a better understanding of the needs and growth plans of our existing customers. This deeper relationship with our customers will help us identify opportunities to educate our customer base on ways to utilize the platform more effectively for their individual use cases, as well as provide a feedback loop to inform our product roadmap. We are focusing our sales and support teams to prevent customer churn by ensuring that our products and services provide a high level of value. Our goal is to continue to increase our revenue from existing customers through the introduction of new products and features tailored to our customer base in addition to expanded customer outreach, focused on larger customers and specific use cases.
Growing Our Base of Higher Spend Customers
We believe there is a substantial opportunity to further expand our customer base to attract more businesses that can scale on our platform. We are investing in strategies that we believe will attract Builders and Scalers, including new marketing initiatives that further optimize our self-service revenue funnel to help customers expand their usage and partnership initiatives to identify potential Builders and Scalers. In addition, our Cloudways and Paperspace acquisitions added a significant number of Builders and Scalers as these offerings provide premium managed services and high value AI/ML offerings, respectively.
Investing in Our Platform and Product Offerings
We have a history of, and will continue to invest significantly in, delivering innovative products, features and functionality targeted at our core customer base. The market opportunity for our core IaaS services of compute, storage and networking continues to expand and we are making targeted investments to expand our IaaS revenue. Beyond IaaS, we continue to see large growth opportunities in the PaaS, SaaS and AI/ML markets and, accordingly, we have expanded our portfolio of products and offerings over the last few years. In addition, we may pursue both strategic partnerships and acquisitions, such as our acquisitions of Cloudways and Paperspace, that we believe will be complementary to our business, accelerate customer acquisition, increase usage of our platform and/or expand our product offerings in our core markets. Our results of operations may fluctuate as we make these investments to drive usage and take advantage of our expansive market opportunity.
Macroeconomic Conditions
Unfavorable conditions in the economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, supply chain disruptions, inflationary pressures, interest rates, financial and credit market fluctuations, volatility in the capital markets, liquidity concerns at, and failures of, banks and other financial institutions, international trade relations, political turmoil, political instability and transitions of power in regions where we operate, including Pakistan following the most recent general election, natural catastrophes, outbreaks of contagious diseases, warfare and terrorist attacks on the United States, Europe or elsewhere, including military actions affecting Russia, Ukraine, the Middle East or elsewhere, could cause a decrease in business investments in information technology and negatively affect the growth of our business and our results of operations.
While our business model provides some resilience against these factors, we will continue to monitor the direct and indirect impacts of these or similar circumstances on our business and our results of operations, and will take appropriate measures, as necessary, to minimize potential risk exposure.

Key Business Metrics
We utilize the key metrics set forth below to help us evaluate our business and growth, identify trends, formulate financial projections and make strategic decisions. We are not aware of any uniform standards for calculating these key metrics, and other companies may not calculate similarly titled metrics in a consistent manner, which may hinder comparability. The table below includes the impact of our acquisitions beginning in the year in which they were acquired with respect to the metrics disclosed.

	Year Ended December 31,
	2023	2022	2021
Learners(1)	488,094	468,065	445,756
Builders(1)	139,261	129,150	88,787
Scalers(1)	16,941	15,032	10,568
ARPU(2)	$90.99	$82.76	$65.83
ARR (in millions)	$730	$659	$490
Net dollar retention rate	101%	115%	113%
(1)Customer count.
(2)Beginning in the first quarter of 2023, we redefined ARPU to exclude Testers. Prior years have been restated to conform to the new definition.
Learners, Builders & Scalers
While we believe the total number of these customers is an important indicator of the growth of our business and future revenue opportunity, the trends relating to our Builders and Scalers is of particular importance to us as these customers represent a significant majority of our revenue and revenue growth, and they are representative of the startup and growing digital business customers that grow on our platform and use multiple products.
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
ARR
Given the recurring nature of our business, we view annual run-rate revenue as an important indicator of our current progress towards meeting our revenue targets and projected growth rate going forward. We calculate ARR at a point in time by multiplying the latest monthly period’s revenue by 12. For our ARR calculations, we include the total revenue from all customers, including Testers, Learners, Builders and Scalers.
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
We offer mission-critical solutions across Infrastructure-as-a-Service (IaaS), including our Droplet virtual machines, storage and networking offerings; Platform-as-a-Service (PaaS), including our Managed Database and Managed Kubernetes offerings; Software-as-a-Service (SaaS), including our Managed Hosting and Marketplace offerings; and AI/ML, including our Machines, Notebooks and Deployments offerings. We recognize revenue based on the customer utilization of these resources. Customer contracts are primarily month-to-month and generally do not include any minimum guaranteed quantities or fees. Fees are billed monthly, and payment is typically due upon invoicing. Revenue is recognized net of allowances for credits and any taxes collected from customers, which are subsequently remitted to governmental authorities.
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
Cost of Revenue
Cost of revenue consists primarily of fees related to operating in third-party co-location facilities, personnel expenses for those directly supporting our data centers and non-personnel costs, including amortization of acquired technology, amortization of capitalized internal-use software development costs, and depreciation of our data center equipment. Third-party co-location facility costs include data center rental fees, power costs, maintenance fees, network and bandwidth. Personnel expenses include salaries, bonuses, benefits, and stock-based compensation.
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
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of personnel costs of our sales, marketing and customer support employees including salaries, bonuses, benefits and stock-based compensation. Sales and marketing expenses also include costs for marketing programs, commissions, advertising and professional service fees. We expect sales and marketing expenses to increase in absolute dollars as we enhance our product offerings and implement new marketing strategies.
General and Administrative Expenses
General and administrative expenses consist primarily of personnel costs of our human resources, legal, finance and other administrative functions including salaries, bonuses, benefits, and stock-based compensation. General and administrative expenses also include provision for expected credit losses, software, payment processing fees, business insurance, depreciation and amortization expenses, rent and facilities costs, impairment of long-lived assets, acquisition related compensation, and other administrative costs. We also expect general and administrative expenses to increase in absolute dollars as we continue to grow our business.

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
Other Income (Expense), net
Other income (expense), net consists primarily of accretion/amortization of premium/discounts and interest income from our marketable securities, amortization of deferred financing fees on our convertible notes, loss on extinguishment of debt, and gains or losses on foreign currency exchange.
Income Tax (Expense) Benefit
Prior to fiscal year 2023, income tax (expense) benefit consisted primarily of income taxes in certain foreign and state jurisdictions in which we conduct business. Beginning January 1, 2023, income tax (expense) benefit is attributable to the mix of income in the jurisdictions in which we conduct business. We maintain a full valuation allowance on our U.S. federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred assets will not be realized.
Results of Operations
The following table sets forth our results of operations for the periods presented:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Revenue	$692,884	$576,322	$428,561
Cost of revenue(1)	283,967	211,927	170,595
Gross profit	408,917	364,395	257,966
Operating expenses:
Research and development(1)	140,365	143,885	115,684
Sales and marketing(1)	73,027	81,022	50,878
General and administrative(1)	162,742	165,185	102,590
Restructuring and other charges(1)	20,887	—	—
Total operating expenses	397,021	390,092	269,152

Income (loss) from operations	11,896	(25,697)	(11,186)
Other income (expense), net	14,880	1,812	(7,015)
Income (loss) before income taxes	26,776	(23,885)	(18,201)
Income tax expense	(7,367)	(3,919)	(1,302)
Net income (loss) attributable to common stockholders	$19,409	$(27,804)	$(19,503)
___________________

(1)Includes stock-based compensation as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Cost of revenue	$1,836	$1,820	$1,147
Research and development	43,315	39,354	23,315
Sales and marketing	15,751	14,909	8,471
General and administrative	23,508	49,746	28,644
Restructuring and other charges	3,937	—	—
Total	$88,347	$105,829	$61,577
The following table sets forth our results of operations as a percentage of revenue for the periods presented:

	Year Ended December 31,
	2023	2022	2021
Revenue	100%	100%	100%
Cost of revenue	41	37	40
Gross profit	59	63	60
Operating expenses:
Research and development	20	25	27
Sales and marketing	11	14	12
General and administrative	23	29	24
Restructuring and other charges	3	—	—
Total operating expenses*	57	68	63

Income (loss) from operations*	2	(4)	(2)
Other income (expense), net	2	—	(2)
Income (loss) before income taxes*	4	(4)	(3)
Income tax expense	(1)	(1)	—
Net income (loss) attributable to common stockholders*	3%	(5)%	(5)%
*May not foot due to rounding
A discussion regarding our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 can be found under Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2022, filed with the SEC on August 11, 2023, which is available on the SEC’s website at www.sec.gov.
Comparison of the Years Ended December 31, 2023 and 2022
Revenue

	Year Ended December 31,
	2023	2022	$ Change	% Change

	(in thousands)
Revenue	$692,884	$576,322	$116,562	20%
Revenue increased $116.6 million, or 20%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase is primarily due to contributions from our Managed Hosting offering as a result of acquiring Cloudways in September 2022, acquiring new customers, increases in utilization from the existing customer base, and, to a lesser extent, contributions from our AI/ML offerings as a result of acquiring Paperspace in July 2023. The increase in our existing customer base was primarily driven by a 10% increase in ARPU to $90.99 from $82.76; and a 21% increase in revenue from Builders and Scalers. The increase in ARPU was primarily driven by additional spend from our existing customer base.
Cost of Revenue

	Year Ended December 31,
	2023	2022	$ Change	% Change

	(in thousands)
Cost of revenue	$283,967	$211,927	$72,040	34%
Cost of revenue increased $72.0 million, or 34%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to fixed and variable operating lease costs relating to new and acquired co-location facilities, expansion of existing co-location facilities, and to a lesser extent higher depreciation from acquired finance leases and amortization of acquired developed technology. Gross profit decreased to 59% for the year ended December 31, 2023 from 63% for the year ended December 31, 2022, primarily due to an increase in co-location costs as a percentage of revenue exceeding the percentage growth in revenue.
Operating Expenses

	Year Ended December 31,
	2023	2022	$ Change	% Change

	(in thousands)
Research and development	$140,365	$143,885	$(3,520)	(2)%
Sales and marketing	73,027	81,022	(7,995)	(10)%
General and administrative	162,742	165,185	(2,443)	(1)%
Restructuring and other charges	20,887	—	20,887	100%
Total operating expenses	$397,021	$390,092	$6,929	2%
Research and development expenses decreased $3.5 million, or 2%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to decreases in personnel costs, partially offset by higher stock-based compensation from awards granted to personnel of our acquired businesses and software license costs.
Sales and marketing expenses decreased $8.0 million, or 10%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to decreases in advertising costs due to cost saving initiatives and personnel costs, partially offset by increases in amortization of acquired intangible assets, affiliate fees and stock-based compensation.
General and administrative expenses decreased $2.4 million, or 1%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to a reversal of $31.3 million of stock-based compensation related to the former CEO’s forfeited MRSUs and decreases in software license costs, partially offset by higher acquisition related compensation, personnel costs, stock-based compensation, and payment processing fees.
Restructuring and other charges increased $20.9 million, or 100%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to one-time severance and benefit payments, as well as stock-based compensation related to vesting of certain equity awards in connection with the restructuring that we announced in February 2023.
Other Income (Expense), net

	Year Ended December 31,
	2023	2022	$ Change	% Change

	(in thousands)
Other income (expense), net	$14,880	$1,812	$13,068	721%
Other income (expense), net increased $13.1 million, or 721%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to growth in interest income resulting from higher interest rates, partially offset by lower average balances on our marketable securities.

Income Tax Expense

	Year Ended December 31,
	2023	2022	$ Change	% Change

	(in thousands)
Income tax expense	$(7,367)	$(3,919)	$(3,448)	88%
Income tax expense increased $3.4 million, or 88%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily as a result of the tax expense on the income in foreign jurisdictions in which we conduct business and not benefiting from the losses in the U.S. due to the full valuation allowance.
Liquidity and Capital Resources
We have funded our operations since inception primarily with cash flow generated by operations, private offerings of our equity and debt securities, borrowings under our existing credit facility and capital expenditure financings. Cash provided from these sources is used primarily for operating expenses, such as personnel and co-location costs, and capital expenditures, including our investments in AI/ML and core product offerings. From time to time, we may also use excess cash for share repurchases, investments in our marketable securities portfolio.
We believe our existing cash and cash equivalents, cash flow from operations and availability under our Credit Facility (as defined below) will be sufficient to support working capital and capital expenditure requirements and our outstanding contractual commitments for at least the next 12 months and in the long term.
In February and March 2020, we entered into and subsequently amended a second amended and restated credit agreement with KeyBank National Association as administrative agent. In November 2021, we further amended such credit agreement to revise certain covenants that restricted the incurrence of indebtedness to permit the issuance of the convertible notes discussed below. In March 2022, we entered into a third amended and restated credit facility (as amended, the “Credit Facility”) to increase our borrowing capacity from $150.0 million to $250.0 million. Our Credit Facility will mature on the earlier of (a) March 29, 2027 and (b) 90 days before the maturity date applicable to any outstanding convertible notes issued by the Company in an aggregate principal amount equal to or greater than $100.0 million.
Our Credit Facility is secured by a first-priority security interest in substantially all of our assets. Our Credit Facility contains certain financial and operational covenants, including a maximum senior secured net leverage ratio financial covenant of 3.50x. Consolidated total debt and consolidated EBITDA, which are non-GAAP measures used for this covenant, are calculated in accordance with the definitions set forth in the Credit Facility. In this context, these measures are used solely to provide information on the extent to which we are in compliance with these financial covenants and may not be comparable to consolidated total debt and consolidated EBITDA used by other companies or any other non-GAAP measures we present elsewhere in this Annual Report on Form 10-K. We were in compliance with all covenants under our Credit Facility as of December 31, 2023.
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

In February 2022, our Board of Directors approved the repurchase of up to an aggregate of $300.0 million of our common stock throughout fiscal year 2022 (“First 2022 Share Buyback Program”). As of May 16, 2022, we repurchased the shares representing the entire amount available under the First 2022 Share Buyback Program. On May 23, 2022, our Board of Directors approved a new stock repurchase program authorizing the repurchase of up to an additional $300.0 million of our common stock throughout fiscal year 2022 (the “Second 2022 Share Buyback Program”). As of August 19, 2022, we repurchased the shares representing the entire amount available under the Second 2022 Share Buyback Program. For the year ended December 31, 2022, we repurchased and retired 13,626,594 shares of common stock for an aggregate purchase price of $600.0 million.
In February 2023, our Board of Directors approved an additional repurchase program of up to an aggregate of $500.0 million of our common stock throughout fiscal year 2023. For the year ended December 31, 2023, we repurchased and retired 14,487,509 shares of common stock for an aggregate purchase price of $488.5 million. The program expired as of December 31, 2023.
As of December 31, 2023, we had $317.2 million in cash and cash equivalents and $94.5 million in marketable securities. Our cash and cash equivalents primarily consist of cash and money market funds. Our marketable securities consist of U.S. treasury securities and commercial paper.
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
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Net cash provided by operating activities	$234,942	$195,152	$133,109
Net cash provided by (used in) investing activities	401,152	(1,148,158)	(113,605)
Net cash (used in) provided by financing activities	(468,903)	(610,363)	1,593,379
Increase (decrease) in cash, cash equivalents and restricted cash	167,176	(1,563,618)	1,612,888
Operating Activities
Our largest source of operating cash is cash collections from sales to our customers. Our primary uses of cash from operating activities are for personnel costs, data center co-location expenses, payment processing fees, bandwidth and connectivity, server maintenance and software licensing fees.
Net cash provided by operating activities was $234.9 million, $195.2 million and $133.1 million for the years ended December 31, 2023, 2022 and 2021, respectively, for which the increases in each year were primarily driven by an increase in cash collections from higher revenues, higher interest income in our marketable securities portfolio resulting from higher interest rates and a lower cash bonus, partially offset by higher lease payments, restructuring costs and acquisition related compensation payments.
Investing Activities
Net cash provided by investing activities was $401.2 million for the year ended December 31, 2023 compared to $1.1 billion used in investing activities for the year ended December 31, 2022. The increase in cash provided by investing activities was primarily driven by a $1.3 billion net activity in our marketable securities portfolio and a $206.1 million decline in cash paid for acquisition of businesses, net of cash acquired. Capital expenditures increased $9.5 million, primarily due to $16.5 million related to our AI/ML offerings resulting from the Paperspace acquisition partially offset by a $7.0 million decrease related to legacy product offerings.

Net cash used in investing activities was $1.1 billion for the year ended December 31, 2022 compared to $113.6 million for the year ended December 31, 2021. The increase was driven by our investment in marketable securities of $1.7 billion, the acquisition of Cloudways of $305.2 million and purchase of property and equipment of $9.3 million, partially offset by maturities of marketable securities of $956.8 million.
Financing Activities
Net cash used in financing activities of $468.9 million and $610.4 million for the years ended December 31, 2023 and 2022, respectively, was primarily due to the repurchase and retirement of our common stock for $488.5 million and $600.0 million, respectively.
Net cash provided by financing activities of $1.6 billion for the year ended December 31, 2021 was primarily due to net proceeds from our Convertible Notes issuance of $1.5 billion and IPO of $723.0 million (including $1.4 million paid in fiscal year 2020), partially offset by repayments on the Credit Facility and notes payable of $263.2 million and repurchase of our common stock of $350.0 million.
Contractual Obligations and Commitments
We have various contractual obligations and commitments, such as long-term leases, purchase commitments and long-term debt, that are disclosed in the footnotes to the consolidated financial statements. See Note 7. Debt; Note 8. Leases; and Note 9. Commitments and Contingencies to our Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further information regarding these commitments.
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
We believe that the following accounting policies involve a greater degree of judgment and complexity in the preparation of our consolidated financial statements. We have other significant accounting policies that are more fully described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Both our critical and significant accounting policies are important to an understanding of the consolidated financial statements.
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
2. Identify the performance obligations in the contract.
Our performance obligation is to provide our cloud-based infrastructure for customers to use at the customers’ election. The availability of services is free of charge, and therefore we have no performance obligation until the customer elects to use the services.
3. Determine the transaction price.
The transaction price is calculated based on the customer’s usage for the month at an hourly rate that is published on the Company’s website. None of our contracts contain a significant financing component.

4. Allocate the transaction price to performance obligations in the contract.
The transaction price is calculated based on actual monthly usage and pricing that is published on the Company’s website. This is considered a single performance obligation, and thus the entire transaction price is allocated to the single performance obligation.
5. Recognize revenue when or as we satisfy a performance obligation.
We offer mission-critical solutions across Infrastructure-as-a-Service (IaaS), including our Droplet virtual machines, storage and networking offerings; Platform-as-a-Service (PaaS), including our Managed Database and Managed Kubernetes offerings; Software-as-a-Service (SaaS), including our Managed Hosting and Marketplace offerings; and AI/ML, including our Machines, Notebooks and Deployments offerings. We recognize revenue based on the customer utilization of these resources. Customer contracts are primarily month-to-month and generally do not include any minimum guaranteed quantities or fees. Fees are billed monthly, and payment is typically due upon invoicing. Revenue is recognized net of allowances for credits and any taxes collected from customers, which are subsequently remitted to governmental authorities.
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
Business Combinations
We apply the provisions of ASC 805, Business Combinations (“ASC 805”), in accounting for our acquisitions. ASC 805 requires that we evaluate whether a transaction pertains to an acquisition of assets or to an acquisition of a business. A business is defined as an integrated set of assets and activities that is capable of being conducted and managed for the purpose of providing a return to investors. Asset acquisitions are accounted for by allocating the cost of the acquisition to the individual assets and liabilities assumed on a relative fair value basis; whereas the acquisition of a business requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at the acquisition date fair values. Goodwill as of the acquisition date represents the excess purchase price over the fair value of identifiable net assets acquired in a business combination. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as any contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the business acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of a business acquisition’s measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.
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

Recently Adopted Accounting Pronouncements
There were no recently adopted accounting pronouncements during the year ended December 31, 2023. See Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for recently issued accounting pronouncements.
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
Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as net income (loss) attributable to common stockholders, adjusted to exclude depreciation and amortization, stock-based compensation, interest expense, acquisition related compensation, acquisition and integration related costs, income tax expense, loss on extinguishment of debt, restructuring and other charges, restructuring related charges, impairment of long-lived assets, revaluation of warrants, release of VAT reserve, and other income. We define adjusted EBITDA margin as adjusted EBITDA as a percentage of revenue. We believe that adjusted EBITDA, when taken together with our GAAP financial results, provides meaningful supplemental information regarding our operating performance and facilitates internal comparisons of our historical operating performance on a more consistent basis by excluding certain items that may not be indicative of our business, results of operations or outlook. In particular, we believe that the use of adjusted EBITDA is helpful to our investors as it is a measure used by management in assessing the health of our business, evaluating our operating performance, and for internal planning and forecasting purposes.
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
The following table presents a reconciliation of Net income (loss) attributable to common stockholders, the most directly comparable financial measure stated in accordance with GAAP, to adjusted EBITDA for each of the periods presented:

	Year Ended December 31,
(In thousands)	2023	2022	2021
GAAP Net income (loss) attributable to common stockholders	$19,409	$(27,804)	$(19,503)

Adjustments:
Depreciation and amortization	117,866	102,232	88,371
Stock-based compensation(1)	115,019	105,829	61,577
Interest expense	8,945	8,396	3,744
Acquisition related compensation	27,763	9,443	—
Acquisition and integration related costs	6,145	5,439	469
Income tax expense	7,367	3,919	1,302
Loss on extinguishment of debt	—	407	3,435
Restructuring and other charges	20,887	—	—
Restructuring related charges(2)	(23,535)	—	—
Impairment of long-lived assets	1,140	1,635	285
Revaluation of warrants(3)	—	—	(556)
Release of VAT reserve(4)	—	—	(3,188)
Other income, net(5)	(23,825)	(10,615)	707
Adjusted EBITDA	$277,181	$198,881	$136,643
As a percentage of revenue:
Net income (loss) margin	3%	(5)%	(5)%
Adjusted EBITDA margin	40%	35%	32%
___________________
(1)For the year ended December 31, 2023, non-GAAP stock-based compensation excludes the $31.3 million reversal related to the former CEO’s forfeited MRSU award that is reported in Restructuring related charges, as well as $3.9 million that is reported in Restructuring and other charges, in the table above.
(2)Primarily consists of the $31.3 million reversal of stock-based compensation related to the former CEO’s forfeited MRSU award, partially offset by salary continuation charges, executive reorganization charges including severance, CEO search firm fees, and other legal and professional service costs.
(3)Immediately prior to the IPO, all shares of the convertible preferred stock then outstanding automatically converted into shares of common stock, and the redeemable convertible preferred stock warrants automatically converted into common stock warrants. Therefore, as the warrants no longer permitted the holder to purchase redeemable shares of preferred stock, the warrant liability was remeasured and reclassified to Additional paid-in capital. The common stock warrants were fully exercised during the year ended December 31, 2021.
(4)Relates to the resolution of certain tax matters in certain jurisdictions with relevant authorities.
(5)For the years ended December 31, 2023 and 2022, Other income, net primarily consists of interest income from our marketable securities. For the year ended December 31, 2021, amounts are attributable to third-party consulting costs to enhance our finance function.
Non-GAAP Net Income and Non-GAAP Diluted Net Income Per Share
We define non-GAAP net income as net income (loss) attributable to common stockholders, excluding stock-based compensation, acquisition related compensation, amortization of acquired intangibles, acquisition and integration related costs, loss on extinguishment of debt, restructuring and other charges, restructuring related charges, impairment of long-lived assets, revaluation of warrants, release of VAT reserve and other unusual or non-recurring transactions as they occur. We define non-GAAP diluted net income per share as non-GAAP net income divided by the weighted-average diluted shares outstanding, which includes the potentially dilutive effect of our stock options, RSUs, PRSUs, and Convertible Notes.

Prior to 2023, we calculated the income tax effects of non-GAAP adjustments based on the applicable statutory tax rate for the relevant jurisdiction, except for those items which were non-taxable or subject to valuation allowances for which the tax expense (benefit) was calculated at 0%. As a result, U.S. income tax effects of non-GAAP adjustments were subject to a valuation allowance and, therefore, were taxed at 0%. Beginning January 1, 2023, we used a tax rate of 17%, which we believe is a reasonable estimate of our long-term effective tax rate applicable to non-GAAP pre-tax income for 2023.
We believe non-GAAP diluted net income per share provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this metric generally eliminates the effects of unusual or non-recurring items from period to period for reasons unrelated to overall operating performance.
The following table presents a reconciliation of Net income (loss) attributable to common stockholders, the most directly comparable financial measure stated in accordance with GAAP, to Non-GAAP Net income for each of the periods presented:

	Year Ended December 31,
(In thousands, except per share amounts)	2023	2022	2021
GAAP Net income (loss) attributable to common stockholders	$19,409	$(27,804)	$(19,503)
Stock-based compensation(1)	115,019	105,829	61,577
Acquisition related compensation	27,763	9,443	—
Amortization of acquired intangible assets	18,967	6,301	671
Acquisition and integration related costs	6,145	5,439	469
Loss on extinguishment of debt	—	407	3,435
Restructuring and other charges	20,887	—	—
Restructuring related charges(2)	(23,535)	—	—
Impairment of long-lived assets	1,140	1,635	285
Revaluation of warrants(3)	—	—	(556)
Release of VAT reserve(4)	—	—	(3,188)
Non-GAAP income tax adjustment(6)	(25,469)	(34)	235
Non-GAAP Net income	$160,326	$101,216	$43,425

Non-cash charges related to convertible notes(5)	$6,249	$5,910	$696
Non-GAAP Net income used to compute net income per share, diluted	$166,575	$107,126	$44,121

GAAP Net income (loss) per share attributable to common stockholders, diluted	$0.20	$(0.28)	$(0.21)
Stock-based compensation(1)	1.10	0.91	0.54
Acquisition related compensation	0.26	0.09	—
Amortization of acquired intangible assets	0.18	0.06	0.02
Acquisition and integration related costs	0.06	0.06	—
Loss on extinguishment of debt	—	—	0.04
Restructuring and other charges	0.20	—	—
Restructuring related charges(2)	(0.23)	—	—
Impairment of long-lived assets	0.01	0.01	—
Revaluation of warrants(3)	—	—	(0.01)
Release of VAT reserve(4)	—	—	(0.03)
Non-cash charges related to convertible notes(5)	0.06	0.06	0.02
Non-GAAP income tax adjustment(6)	(0.25)	—	—
Non-GAAP Net income per share, diluted	$1.59	$0.91	$0.37

GAAP weighted-average shares used to compute net income (loss) per share, diluted	96,415	100,806	93,224
Weighted-average dilutive effect of potentially dilutive securities	8,403	17,372	24,804
Non-GAAP weighted-average shares used to compute net income per share, diluted	104,818	118,178	118,028
______________
(1)For the year ended December 31, 2023, non-GAAP stock-based compensation excludes the $31.3 million reversal related to the former CEO’s forfeited MRSU award that is reported in Restructuring related charges, as well as $3.9 million that is reported in Restructuring and other charges, in the table above.

(2)Primarily consists of the $31.3 million reversal of stock-based compensation related to the former CEO’s forfeited MRSU award, partially offset by salary continuation charges, executive reorganization charges including severance, CEO search firm fees, and other legal and professional service costs.
(3)Immediately prior to the IPO, all shares of the convertible preferred stock then outstanding automatically converted into shares of common stock, and the redeemable convertible preferred stock warrants automatically converted into common stock warrants. Therefore, as the warrants no longer permitted the holder to purchase redeemable shares of preferred stock, the warrant liability was remeasured and reclassified to Additional paid-in capital. The common stock warrants were fully exercised during the year ended December 31, 2021.
(4)Relates to the resolution of certain tax matters in certain jurisdictions with relevant authorities.
(5)Consists of non-cash interest expense for amortization of deferred financing fees related to the Convertible Notes.
(6)Prior to 2023, we calculated the income tax effects of non-GAAP adjustments based on the applicable statutory tax rate for the relevant jurisdiction, except for those items which were non-taxable or subject to valuation allowances for which the tax expense (benefit) was calculated at 0%. As a result, U.S. income tax effects of non-GAAP adjustments were subject to a valuation allowance and, therefore, were taxed at 0%. Beginning January 1, 2023, we used a tax rate of 17%, which we believe is a reasonable estimate of our long-term effective tax rate applicable to non-GAAP pre-tax income for 2023.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
At December 31, 2023, we had cash, cash equivalents and marketable securities of $412 million, which were held for working capital purposes. Our cash equivalents and marketable securities consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities and corporate debt securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of December 31, 2023, the effect of a hypothetical 10% change in interest rates would have changed the fair value of our investments in marketable securities by an immaterial amount. Fluctuations in the fair value of our investments in marketable securities caused by a change in interest rates (gains or losses on the carrying amount) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.
Convertible Notes
In November 2021, we issued our Convertible Notes with an aggregate principal amount of $1.5 billion.
The Convertible Notes have a fixed annual interest rate of 0.0%, and accordingly, we do not have economic interest rate exposure on the Convertible Notes. However, the fair value of the Convertible Notes is exposed to interest rate risk. Generally, the fair value of the Convertible Notes will increase as interest rates fall and decrease as interest rates rise. We carry the Convertible Notes at face value less unamortized discount and issuance costs on our balance sheet, and we present the fair value for required disclosure purposes only. In addition, the fair value of the Convertible Notes also fluctuates when the market price of our common stock fluctuates. The fair value was determined based on the quoted bid price of the Convertible Notes in an over-the-counter market on the last trading day of the reporting period. For further information refer to Note 5. Fair Value Measurements, Financial Instruments Not Recorded at Fair Value on a Recurring Basis and Note 7. Debt, to the Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
DIGITALOCEAN HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of DigitalOcean Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of DigitalOcean Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2023, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders' (deficit) equity and of cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to ineffective controls over the accounting for income taxes.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Paperspace Co. from its assessment of internal control over financial reporting as of December 31, 2023 because it was acquired by the Company in a purchase business combination during 2023. We have also excluded Paperspace Co. from our audit of internal control over financial reporting. Paperspace Co. is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent less than 3% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Income Taxes
As described in Notes 2 and 13 to the consolidated financial statements, the Company’s income tax expense was $7.4 million for the year ended December 31, 2023 and the Company’s net deferred tax liability balance was $1.5 million as of December 31, 2023. The Company accounts for income taxes pursuant to the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax assets and liabilities are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income.
The principal consideration for our determination that performing procedures relating to income taxes is a critical audit matter is a high degree of auditor effort in performing procedures related to income taxes. As described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, a material weakness was identified related to this matter.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) evaluating and determining the nature and extent of audit procedures performed and evidence obtained that are responsive to the material weakness identified; (ii) testing the provision for income taxes, including the effective tax rate reconciliation and permanent and temporary differences; (iii) testing the completeness and accuracy of underlying data used in measuring and recognizing deferred tax assets and liabilities; and (iv) evaluating management’s assessment of the realizability of deferred tax assets on a jurisdictional basis.

/s/ PricewaterhouseCoopers LLP
Denver, Colorado
February 21, 2024
We have served as the Company’s auditor since 2023.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and the Stockholders of DigitalOcean Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of DigitalOcean Holdings, Inc., (the Company) as of December 31, 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ (deficit) equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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

/s/ Ernst & Young LLP
We have served as the Company’s auditor from 2015 to 2023.
New York, New York
February 22, 2023, except for the effects of the revision discussed in Note 2 (not presented herein) to the consolidated financial statements appearing under Item 8 of the Company’s 2022 Annual Report (Form 10-K/A) and Note 13, as to which the date is August 11, 2023.

DIGITALOCEAN HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$317,236	$140,772
Marketable securities	94,532	723,462
Accounts receivable, less allowance for credit losses of $5,848 and $6,099, respectively	62,186	53,833
Prepaid expenses and other current assets	29,040	27,924
Total current assets	502,994	945,991

Property and equipment, net	305,444	273,170
Restricted cash	1,747	1,935
Goodwill	348,322	315,168
Intangible assets, net	140,151	118,928
Operating lease right-of-use assets, net	155,201	153,701
Deferred tax assets	1,994	751
Other assets	5,114	5,987
Total assets	$1,460,967	$1,815,631

Current liabilities:
Accounts payable	$3,957	$21,138
Accrued other expenses	31,046	33,987
Deferred revenue	5,340	5,550
Operating lease liabilities, current	81,320	57,432
Other current liabilities	70,982	47,409
Total current liabilities	192,645	165,516

Deferred tax liabilities	3,533	20,757
Long-term debt	1,477,798	1,470,270
Operating lease liabilities, non-current	91,161	107,693
Other long-term liabilities	9,528	3,826
Total liabilities	1,774,665	1,768,062
Commitments and Contingencies (Note 9)

Preferred stock ($0.000025 par value per share; 10,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2023 and 2022)	—	—
Common stock ($0.000025 par value per share; 750,000,000 shares authorized; 90,243,442 and 96,732,507 issued and outstanding as of December 31, 2023 and 2022, respectively)	2	2
Additional paid-in capital	30,989	263,957
Accumulated other comprehensive loss	(452)	(2,048)
Accumulated deficit	(344,237)	(214,342)
Total stockholders’ (deficit) equity	(313,698)	47,569

Total liabilities and stockholders’ (deficit) equity	$1,460,967	$1,815,631
See accompanying notes to consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue	$692,884	$576,322	$428,561
Cost of revenue	283,967	211,927	170,595
Gross profit	408,917	364,395	257,966
Operating expenses:
Research and development	140,365	143,885	115,684
Sales and marketing	73,027	81,022	50,878
General and administrative	162,742	165,185	102,590
Restructuring and other charges	20,887	—	—
Total operating expenses	397,021	390,092	269,152

Income (loss) from operations	11,896	(25,697)	(11,186)

Other income (expense):
Interest expense	(8,945)	(8,396)	(3,744)
Loss on extinguishment of debt	—	(407)	(3,435)
Interest income and other income, net	23,825	10,615	164
Other income (expense), net	14,880	1,812	(7,015)

Income (loss) before income taxes	26,776	(23,885)	(18,201)
Income tax expense	(7,367)	(3,919)	(1,302)
Net income (loss) attributable to common stockholders	$19,409	$(27,804)	$(19,503)
Net income (loss) per share attributable to common stockholders
Basic	$0.22	$(0.28)	$(0.21)
Diluted	$0.20	$(0.28)	$(0.21)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders
Basic	90,141	100,806	93,224
Diluted	96,415	100,806	93,224
See accompanying notes to consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income (loss) attributable to common stockholders	$19,409	$(27,804)	$(19,503)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes	345	(411)	(129)
Unrealized gain (loss) on marketable securities, net of taxes	1,251	(1,263)	—
Other comprehensive income (loss)	1,596	(1,674)	(129)
Comprehensive income (loss)	$21,005	$(29,478)	$(19,632)
See accompanying notes to consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehen-sive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	45,472,229	$173,074	45,299,339	$1	(1,968,228)	$(4,598)	$99,783	$(245)	$(167,035)	$(72,094)
Issuance of common stock in connection with initial public offering, net of underwriting discounts and issuance costs	—	—	16,500,000	1	—	—	722,980	—	—	722,981
Issuance of common stock under equity incentive plan, net of taxes withheld	—	—	3,793,386	—	—	—	15,502	—	—	15,502
Issuance of common stock under employee stock purchase plan, net of taxes withheld	—	—	117,996	—	—	—	4,401	—	—	4,401
Issuance of common stock for acquisition	—	—	636,994	—	—	—	27,566	—	—	27,566
Exercise of common stock warrants	—	—	296,848	—	—	—	—	—	—	—
Conversion of redeemable preferred stock warrants to common stock warrants	—	—	—	—	—	—	13,906	—	—	13,906
Conversion of convertible preferred stock to common stock in connection with initial public offering	(45,472,229)	(173,074)	45,472,229	—	—	—	173,074	—	—	173,074
Repurchase and retirement of common stock	—	—	(2,940,929)	—	—	—	(350,000)	—	—	(350,000)
Stock-based compensation	—	—	—	—	—	—	62,493	—	—	62,493
Other comprehensive loss	—	—	—	—	—	—	—	(129)	—	(129)
Net loss attributable to common stockholders	—	—	—	—	—	—	—	—	(19,503)	(19,503)
Balance at December 31, 2021	—	—	109,175,863	2	(1,968,228)	(4,598)	769,705	(374)	(186,538)	578,197
Issuance of common stock under equity incentive plan, net of taxes withheld	—	—	2,894,748	—	—	—	(16,626)	—	—	(16,626)
Issuance of common stock under employee stock purchase plan, net of taxes withheld	—	—	256,718	—	—	—	7,925	—	—	7,925
Repurchase and retirement of common stock	—	—	(13,626,594)	—	—	—	(600,000)	—	—	(600,000)
Retirement of treasury stock	—	—	(1,968,228)	—	1,968,228	4,598	(4,598)	—	—	—
Stock-based compensation	—	—	—	—	—	—	107,551	—	—	107,551
Other comprehensive loss	—	—	—	—	—	—	—	(1,674)	—	(1,674)
Net loss attributable to common stockholders	—	—	—	—	—	—	—	—	(27,804)	(27,804)
Balance at December 31, 2022	—	—	96,732,507	2	—	—	263,957	(2,048)	(214,342)	47,569
Issuance of common stock under equity incentive plan, net of taxes withheld	—	—	7,785,464	—	—	—	16,307	—	—	16,307
Issuance of common stock under employee stock purchase plan, net of taxes withheld	—	—	212,980	—	—	—	4,977	—	—	4,977
Repurchase and retirement of common stock	—	—	(14,487,509)	—	—	—	(341,312)	—	(147,143)	(488,455)
Excise taxes related to repurchase of common stock	—	—	—	—	—	—	(2,723)	—	(2,161)	(4,884)
Stock-based compensation	—	—	—	—	—	—	89,783	—	—	89,783
Other comprehensive income	—	—	—	—	—	—	—	1,596	—	1,596
Net income attributable to common stockholders	—	—	—	—	—	—	—	—	19,409	19,409
See accompanying notes to consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(in thousands, except share amounts)

Balance at December 31, 2023	—	$—	90,243,442	$2	—	$—	$30,989	$(452)	$(344,237)	$(313,698)
See accompanying notes to consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net income (loss) attributable to common stockholders	$19,409	$(27,804)	$(19,503)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	117,866	102,232	88,372
Stock-based compensation	88,347	105,829	61,577
Provision for expected credit losses	15,357	16,551	9,207
Operating lease right-of-use assets and liabilities, net	5,709	11,417	—
Loss on extinguishment of debt	—	407	3,435
Net accretion of discounts and amortization of premiums on investments	1,866	(6,135)	—
Non-cash interest expense	7,949	7,880	1,357
Loss on impairment of long-lived assets	1,140	1,635	285
Revaluation of warrants	—	—	(556)
Deferred income taxes	(67)	(1,835)	17
Release of VAT reserve	(819)	—	(3,188)
Other	627	166	(36)
Changes in operating assets and liabilities:
Accounts receivable	(22,668)	(26,645)	(20,684)
Prepaid expenses and other current assets	(9,593)	(1,424)	1,130
Accounts payable and accrued expenses	(11,077)	5,500	9,439
Deferred revenue	(315)	(290)	(51)
Other assets and liabilities	21,211	7,668	2,308
Net cash provided by operating activities	234,942	195,152	133,109

Investing activities
Capital expenditures - property and equipment	(119,299)	(106,389)	(97,072)
Capital expenditures - internal-use software development	(5,514)	(8,913)	(6,391)
Purchase of intangible assets	—	(4,915)	(5,636)
Cash paid for acquisition of businesses, net of cash acquired	(99,023)	(305,170)	(5,000)
Cash paid for asset acquisitions	(2,500)	(5,400)	—
Purchase of marketable securities	(352,313)	(1,695,165)	—
Sales of marketable securities	—	19,992	—
Maturities of marketable securities	979,565	956,847	—
Purchased interest on marketable securities	(151)	(1,575)	—
Proceeds from interest on marketable securities	151	1,549	—
Proceeds from sale of equipment	236	981	494
Net cash provided by (used in) investing activities	401,152	(1,148,158)	(113,605)

Financing activities
Proceeds from issuance of convertible notes, net of issuance costs	—	—	1,462,195
Repayment of notes payable	—	—	(33,214)
Repayment of term loan	—	—	(166,813)
Repayment of borrowings under revolving credit facility	—	—	(63,200)
Payment of debt issuance costs	—	(1,520)	—
See accompanying notes to consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Proceeds related to the issuance of common stock under equity incentive plan	38,410	11,509	18,369
Proceeds from the issuance of common stock under employee stock purchase plan	4,977	7,926	4,970
Principal repayments of finance leases	(2,260)	—	—
Employee payroll taxes paid related to net settlement of equity awards	(21,575)	(28,278)	(3,187)
Proceeds from initial public offering, net of underwriting discounts and commissions and other offering costs	—	—	724,384
Repurchase and retirement of common stock	(488,455)	(600,000)	(350,000)
Repayment of seller’s note	—	—	(125)
Net cash (used in) provided by financing activities	(468,903)	(610,363)	1,593,379

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(15)	(249)	5
Increase (decrease) in cash, cash equivalents and restricted cash	167,176	(1,563,618)	1,612,888
Cash, cash equivalents and restricted cash - beginning of period	151,807	1,715,425	102,537
Cash, cash equivalents and restricted cash - end of period	$318,983	$151,807	$1,715,425

Supplemental disclosures of cash flow information:
Cash paid for interest	$916	$475	$2,344
Cash paid for taxes, net of refunds	2,723	4,567	921
Operating cash flows paid for operating leases	74,248	49,870	—
Non-cash investing and financing activities:
Capitalized stock-based compensation	$1,440	$1,722	$916
Property and equipment received but not yet paid, included in Accounts payable and Accrued other expenses	4,826	15,689	12,968
Issuance of common stock for acquisition	—	—	27,566
Debt issuance costs included in accounts payable and accrued liabilities	—	—	400
Operating right-of-use assets obtained in exchange for operating lease liabilities	73,440	204,105	—
Finance right-of-use assets obtained in exchange for finance lease liabilities	11,938	—	—
See accompanying notes to consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Note 1. Nature of the Business and Organization
DigitalOcean Holdings, Inc. and its subsidiaries (collectively, the “Company”, “we”, “our”, “us”) is a leading cloud computing platform offering on-demand infrastructure, platform and software tools for startups and growing digital businesses. The Company was founded with the guiding principle that the transformative benefits of the cloud should be easy to leverage, broadly accessible, reliable and affordable. The Company’s platform simplifies cloud computing, enabling its customers to rapidly accelerate innovation and increase their productivity and agility. The Company offers mission-critical solutions across Infrastructure-as-a-Service (“IaaS”), including Droplet virtual machines, storage and networking offerings; Platform-as-a-Service (“PaaS”), including Managed Database and Managed Kubernetes offerings; Software-as-a-Service (“SaaS”), including Managed Hosting and Marketplace offerings; and artificial intelligence and machine learning (“AI/ML”), including Machines, Notebooks and Deployments offerings.
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
Reclassifications
Certain prior year amounts on the Consolidated Statements of Cash Flows have been reclassified and revised to conform to the current year presentation. Such reclassifications did not affect total revenues, operating income, or net income.
Use of Estimates
The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make, on an ongoing basis, estimates, judgments and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Such estimates include, but are not limited to, those related to revenue recognition, accounts receivable and related reserves, useful lives and realizability of long lived assets, capitalized internal-use software development costs, accounting for stock-based compensation including estimation of the probability of performance vesting conditions, the incremental borrowing rate we use to determine lease liabilities, valuation allowances against deferred tax assets, fair value of financial instruments, and the fair value and useful lives of tangible and intangible assets acquired and liabilities assumed resulting from business combinations. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
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
Available-for-sale securities are recorded at fair value each reporting period. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security as an adjustment to yield using the effective interest method. Interest income is recognized when earned. Unrealized gains and losses on these marketable securities are presented net of tax and reported as a separate component of Accumulated other comprehensive loss until realized. Realized gains and losses are determined based on the specific identification method and are reported in Other income (expense), net in the Consolidated Statements of Operations.
The Company periodically evaluates its marketable securities to assess whether an investment’s fair value is less than its amortized cost basis and if the decline in the fair value is attributable to a credit loss. Declines in fair value judged to be related to credit loss are reported in Other income (expense), net in the Consolidated Statements of Operations.
Foreign Currency
The reporting currency of the Company is the United States dollar (“USD”). The functional currency of the Company is USD, and the functional currency of the Company’s subsidiaries is primarily the local currency of the jurisdiction in which the foreign subsidiary is located. The assets and liabilities of the Company’s subsidiaries are translated to USD at exchange rates in effect at the balance sheet date. All income statement accounts are translated at monthly average exchange rates. Resulting foreign currency translation adjustments are recorded directly in Accumulated other comprehensive loss.
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in Other income (expense), net on the Consolidated Statements of Operations when realized.
Restricted Cash
The following table reconciles cash, cash equivalents and restricted cash per the Consolidated Statements of Cash Flows:

	December 31,
	2023	2022
Cash and cash equivalents	$317,236	$140,772
Restricted cash included in Prepaid expenses and other current assets(1)	—	9,100
Restricted cash(2)	1,747	1,935
Total cash, cash equivalents and restricted cash	$318,983	$151,807
___________________
(1)Includes contingent compensation related to the Cloudways acquisition, which was paid on September 1, 2023.
(2)Includes deposits in financial institutions related to letters of credit used to secure lease agreements.
Accounts Receivable Net of Allowance for Expected Credit Losses
Accounts receivable primarily represents revenue recognized that was not invoiced at the balance sheet date and is primarily billed and collected in the following month. Trade accounts receivable are carried at the original invoiced amount less an estimated allowance for expected credit losses based on the probability of future collection. Management determines the adequacy of the allowance based on historical loss patterns, the number of days that customer invoices are past due, reasonable and supportable forecasts of future economic conditions to inform adjustments over historical loss data, and an evaluation of the potential risk of loss associated with specific accounts. When management becomes aware of circumstances that may further decrease the likelihood of collection, it records a specific allowance against amounts due, which reduces the receivable to the amount that management reasonably believes will be collected. The Company records changes in the estimate to the allowance for expected credit losses through provision for expected credit losses and reverses the accounts receivable and related allowance after the potential for recovery is considered remote.

The following table presents the changes in our allowance for expected credit losses for the period presented:

	December 31,
	2023	2022
Beginning balance	$6,099	$4,212
Provision for expected credit losses	15,357	16,551
Write-offs and other	(15,608)	(14,664)
Ending balance	$5,848	$6,099
Fair Value of Financial Instruments
Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, the Company considers the principal or most advantageous market in which to transact and the market-based risk. The Company applies fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The carrying amounts reported in the consolidated financial statements approximate the fair value for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses due to their short-term nature.
Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets and is included in depreciation and amortization expense in the Consolidated Statements of Operations. The Company includes the amortization of assets that are recorded under finance leases in depreciation expense. The estimated useful lives of property and equipment are as follows:

Property and Equipment Category	Useful Life
Computers and equipment	5 years
Furniture and fixtures	5 years
Leasehold improvements	Lesser of lease term or remaining useful life
Internal-use software	3 years
Equipment under finance leases	Lesser of lease term or remaining useful life
The Company periodically reviews the estimated useful lives of property and equipment.
Leases
The Company leases co-location space at data center facilities and, to a lesser extent, corporate offices, all of which are operating leases. The finance leases are for data center equipment. The Company determines if an arrangement is a lease at contract inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and current and noncurrent operating lease liabilities. Finance lease ROU assets, net of amortization are included in Property and equipment, net, and finance lease liabilities are included in Other current liabilities and Other non-current liabilities on the Company’s Consolidated Balance Sheets.
ROU assets represent the Company’s right to use an underlying asset for the lease term and the corresponding lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of the unpaid lease payments over the lease term. Lease payments used to measure lease liabilities include fixed lease payments at the lease commencement date, including rental escalation provisions. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the lease terms and economic environment at commencement date in determining the present value of future payments. The ROU asset is measured as the amount of the initial lease liability and adjusted for initial direct costs, lease payments made at or before the commencement date, and reduced by tenant incentives received. The Company does not include options for renewal periods or periods beyond the termination dates in the lease in the measurement of ROU assets and lease liabilities until it is reasonably certain that those options will be exercised based on management's assessment of various relevant factors including economic, entity specific, and market-based factors among others.

The Company has lease agreements with lease and non-lease components, which it has elected to combine for all asset classes. The non-lease components of operating leases primarily consist of power. Fixed payments for non-lease components are considered part of the lease component and included in the measurement of the ROU assets and liabilities, and variable payments are expensed as incurred. Variable lease payments generally relate to non-lease components above a contractual minimum fixed amount.
Lease expenses for lease payments under operating leases are recognized on a straight-line basis over the lease term. The Company’s operating lease costs for co-location data center facilities are included in Cost of revenue in the Consolidated Statements of Operations and the operating lease costs for corporate offices are included in General and administrative expenses in the Consolidated Statements of Operations. Amortization expense of finance lease ROU assets is recognized on a straight-line basis over the lease term of one to five years, and interest expense for finance lease liabilities is recognized under the effective interest rate method based on the incremental borrowing rate. The Company includes the amortization of assets that are recorded under finance leases in depreciation expense included in Cost of revenue on the Company’s Consolidated Statements of Operations. Interest expense is included in Other income (expense), net on the Company’s Consolidated Statements of Operations. For leases with a term of 12 months or less (short-term leases), the Company elected to not recognize the ROU asset or lease liability and the lease payments are recognized in the Consolidated Statements of Operations on a straight-line basis over the lease term.
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
The Company decided to cease the use of a portion of its leased New York office space in 2022 and entered into two separate subleases agreements with third party subtenants, in which the sublease income is less than the original lease payments indicating impairment. For the year ended December 31, 2022, a reduction to the carrying value of the ROU asset of $1,472 was recorded representing the carrying value amount in excess of the fair value with a corresponding impairment charge recorded to General and administrative in the Consolidated Statements of Operations.
During the years ended December 31, 2023, 2022 and 2021, the Company recorded an impairment loss of $1,140, $163 and $285, respectively, related to software that is no longer being used. These impairment losses are included in Cost of revenue and Research and development on the Consolidated Statements of Operations.
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
Goodwill and Indefinite-Lived Intangible Assets
Goodwill is an asset representing the future economic benefit arising from other assets acquired in a business combination which are not individually identified and separately recognized. The Company does not amortize goodwill. Goodwill has resulted from the acquisitions of Nanobox, Inc. (“Nanobox”) on April 4, 2019, Nimbella Corp. (“Nimbella”) on September 1, 2021, Cloudways Ltd. (“Cloudways”) on September 1, 2022, and Paperspace Co. (“Paperspace”) on July 5, 2023, as discussed in Note 3. Goodwill was $348,322 and $315,168 as of December 31, 2023 and 2022, respectively, and represents the excess purchase price over the fair value of identifiable net assets acquired in a business combination. As of December 31, 2023, the Company has a single reporting unit.
Goodwill is reviewed for impairment on an annual basis as of October 1st of each year, or more frequently if a triggering event occurs. The Company performs an assessment of goodwill utilizing either a qualitative or quantitative impairment test. The qualitative impairment test assesses several factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its respective carrying amount. If the Company concludes it is more likely than not that the fair value of the reporting unit is less than its respective carrying amount, a quantitative fair value test is performed. Alternatively, the Company may elect to proceed directly to the quantitative impairment test. In a quantitative impairment test, the Company compares the carrying amount of the reporting unit to its fair value. If the carrying amount of the reporting unit exceeds its fair value, an impairment charge is recognized for the amount by which the carrying amount of the reporting unit exceeds its fair value, up to the amount of goodwill of the reporting unit.
Indefinite-lived intangible assets consist of Internet Protocol (“IP”) addresses needed for customers to host their server online. The Company evaluates these indefinite-lived intangible assets for impairment on an annual basis as of October 1st of each year and whenever events or changes in circumstances indicate that an impairment may exist. Intangible assets with indefinite lives were $44,821 as of December 31, 2023 and 2022 and are included as Intangible assets on the Consolidated Balance Sheets.
The Company performs an assessment of indefinite-lived intangible assets utilizing either a qualitative or quantitative impairment test. The qualitative impairment test assesses several factors to determine whether it is more likely than not that the fair value of the assets are less than its respective carrying amounts. If the Company concludes it is more likely than not that the fair value of the assets are less than its respective carrying amounts, a quantitative fair value test is performed. Alternatively, the Company may elect to proceed directly to the quantitative impairment test. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds these estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the asset or asset group, based on discounted cash flows.
No impairment charges for goodwill and indefinite-lived intangible assets have been recorded during the years ended December 31, 2023, 2022 or 2021.
Intangible Assets
Intangible assets with definite lives consist of acquired developed technology, trade name, customer relationships, content and brand. Intangible assets with definite lives are stated at cost less accumulated amortization and are amortized on a basis consistent with the timing and pattern of expected cash flows used to value the intangible asset, generally on a straight-line basis over the useful life of three to ten years. Intangible assets with definite lives were $95,330 and $74,107 as of December 31, 2023 and 2022, respectively, and are included as Intangible assets on the Consolidated Balance Sheets.
Revenue Recognition
The Company recognizes revenue in accordance with FASB Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”).
The Company accounts for revenue using the following steps:
1. Identify the contract with a customer
2. Identify the performance obligations in the contract
3. Determine the transaction price
4. Allocate the transaction price to performance obligations in the contract
5. Recognize revenue when or as we satisfy a performance obligation
The Company provides cloud computing services, including IaaS, PaaS, SaaS and AI/ML, to its customers. The Company recognizes revenue based on the customer utilization of these resources. Customer contracts are typically month-to-month and do not include any minimum guaranteed quantities or fees. Fees are billed monthly, and payment is typically due upon invoicing. Revenue is recognized net of allowances for credits and any taxes collected from customers.
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
Timing of revenue recognition may differ from the timing of invoicing to the Company’s customers. The Company records a receivable when revenue is recognized prior to invoicing. Any payments received in advance of billing are a contract liability, which is recorded as Deferred revenue within Total current liabilities on the Consolidated Balance Sheets. Revenue recognized during the years ended December 31, 2023, 2022 and 2021, which was included in the Deferred revenue balances at the beginning of each respective period, was $3,674, $2,894 and $2,672, respectively.
Cost of Revenue
Cost of revenue consists primarily of fees related to operating in third-party co-location facilities, personnel expenses for those directly supporting our data centers and non-personnel costs, including amortization of acquired technology, amortization of capitalized internal-use software development costs, and depreciation of our data center equipment. Third-party co-location facility costs include data center rental fees, power costs, maintenance fees, network and bandwidth. Personnel expenses include salaries, bonuses, benefits, and stock-based compensation.
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
General and Administrative Expenses
General and administrative expenses consist primarily of personnel costs of our human resources, legal, finance and other administrative functions including salaries, bonuses, benefits, and stock-based compensation. General and administrative expenses also include provision for expected credit losses, software, payment processing fees, business insurance, depreciation and amortization expenses, rent and facilities costs, impairment of long-lived assets, acquisition related compensation, and other administrative costs.
Restructuring and other charges
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
Advertising and Other Promotional Costs
Advertising and other promotional costs are expensed as incurred and are included in Sales and marketing on the Consolidated Statements of Operations. Non-direct response advertising expenses were $7,857, $19,914 and $14,577 for the years ended December 31, 2023, 2022 and 2021, respectively.
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

Geographical Information
Revenue, as determined based on the billing address of the Company’s customers, was as follows:

	Year Ended December 31,
	2023	2022	2021
North America	37%	38%	38%
Europe	29%	30%	30%
Asia	24%	22%	22%
Other	10%	10%	10%
Total	100%	100%	100%
Revenue derived from customers in the United States was 30% of total revenue for the year ended December 31, 2023, and 31% of total revenue for the years ended December 31, 2022 and 2021.
No country outside of the United States had revenue greater than 10% of total consolidated revenue in any period presented.
Long-lived assets includes property, equipment and leases. The geographic locations of the Company’s long-lived assets, net, based on physical location of the assets is as follows:

	December 31,
	2023	2022
United States	$233,557	$206,118
Singapore	43,425	60,307
Germany	62,224	50,274
Netherlands	46,170	35,951
Other	75,269	74,221
Total	$460,645	$426,871
Concentration of Credit Risk
The amounts reflected in the consolidated balance sheets for cash and cash equivalents, marketable securities, restricted cash, and trade accounts receivable are exposed to concentrations of credit risk. Although the Company maintains cash and cash equivalents with multiple financial institutions, the deposits, at times, may exceed federally insured limits. The Company believes that the financial institutions that hold its cash and cash equivalents are financially sound and, accordingly, minimal credit risk exists with respect to these balances.
The Company’s customer base consists of a significant number of geographically dispersed customers. No customer represented 10% or more of accounts receivable, net as of December 31, 2023 and 2022. Additionally, no customer accounted for 10% or more of total revenue during the years ended December 31, 2023, 2022 and 2021, respectively.
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
Expected volatility is a measure of the amount by which the stock price is expected to fluctuate. Since the Company has limited trading history of its common stock at the time of issuing stock options, the Company estimates the expected volatility of its stock options at the grant date by taking the average historical volatility of a group of comparable publicly traded companies, as well as the Company’s historical volatility, over a period equal to the expected life of the options.
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
Market-Based Restricted Stock Units
The Company has granted market-based restricted stock units (“MRSUs”) to its chief executive officer. The stock-based compensation for market-based restricted stock units is measured at fair value on the date of grant. The market conditions are considered in the grant date fair value using a Monte Carlo valuation model, which utilizes multiple input variables to determine the probability of the Company achieving the specified market conditions. Stock-based compensation related to an award with a market condition will be recognized over the requisite service period regardless of whether the market condition is satisfied, provided that the requisite service period has been completed.
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

Net Income (Loss) per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Prior to the conversion of the convertible preferred stock in connection with the IPO, holders of Series Seed, Series A-1, Series B and Series C convertible preferred stock were each entitled to receive non-cumulative dividends payable prior and in preference to any dividends on any shares of the Company’s common stock. Under the two-class method, net income is attributed to common stockholders and participating securities based on their participation rights. The holders of the convertible preferred stock did not have a contractual obligation to share in the losses of the Company. As such, the Company’s net losses for the year ended December 31, 2021 were not allocated to these participating securities.
Basic earnings per share is computed by dividing net income or loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income or loss attributable to common stockholders, adjusted for interest expense on dilutive convertible notes, by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities, if any, outstanding during the period.
Basic and diluted net loss per common share attributable to common stockholders is presented in conformity with the treasury stock method required for stock-based compensation, and in conformity with the if-converted method required for the convertible notes. Nonvested market and performance-based share awards are included in the weighted-average diluted shares outstanding each period if established market or performance criteria have been met at the end of the respective periods.
Potential shares related to certain of the Company’s outstanding stock options, restricted stock units and convertible notes were excluded because they were anti-dilutive, however, those potential shares could be dilutive in the future. Potentially dilutive securities whose effect would have been antidilutive are excluded from the computation of diluted earnings per share for periods in which the Company is in a loss position.
Recent Accounting Pronouncements – Pending Adoption
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, ASU 2023-09 requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in ASU 2023-09 are required to be adopted for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued. The amendments should be applied on a prospective basis although retrospective application is permitted. The Company is currently evaluating the impact of adoption on our financial disclosures.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024, with early application permitted. The Company is currently evaluating the impact of adopting ASU 2023-07 on its consolidated financial statements and disclosures.
Note 3. Acquisitions, Goodwill and Intangible Assets
Paperspace Co.
On July 5, 2023 (the “Paperspace Acquisition Date”), the Company consummated a business combination acquiring 100% of Paperspace for total cash consideration of $100,399. Included in the consideration paid is a contribution of $11,100 to an escrow account held by a third party on the Paperspace Acquisition Date to support certain post-closing indemnification obligations.
This acquisition has been accounted for as a business combination and the results of Paperspace’s operations have been included in the accompanying consolidated financial statements since the Paperspace Acquisition Date. The acquisition and integration of Paperspace’s advanced technology into the Company’s platform will extend the Company’s offerings, enabling customers to more easily test, develop and deploy artificial intelligence and machine learning (“AI/ML”) applications, and augment and enhance existing AI/ML applications.
The determination and allocation of total consideration is based on estimates of fair value. Measurement period adjustments, if any, will be recognized in the reporting period in which the adjustment amounts are determined within twelve months from the Paperspace Acquisition Date. As of December 31, 2023, the purchase price allocation for Paperspace remains open as the Company gathers additional information regarding the assets acquired and the liabilities assumed, primarily in relation to working capital accounts and the Company’s assessment of tax related items.
The following table sets forth the allocation of the purchase price for the business combination and summarizes the fair values of the assets acquired and liabilities assumed at the Paperspace Acquisition Date:

Amount
Fair value of consideration transferred
Cash consideration	$100,399

Recognized amounts of identifiable assets acquired and liabilities assumed
Tangible assets acquired:
Cash and cash equivalents	$1,376
Accounts receivable	1,042
Prepaid expenses and other current assets	193
Property and equipment, net	4,515
Operating right-of-use asset, net	4,398
Finance lease right-of-use asset, net	11,958
Other assets	367
Intangible assets	37,690
Liabilities assumed:
Accounts payable and accrued expenses	(1,445)
Deferred revenue	(105)
Operating lease liabilities, current	(1,475)
Operating lease liabilities, non-current	(2,923)
Finance lease liabilities, current	(5,707)
Finance lease liabilities, non-current	(6,251)
Deferred tax liabilities	(1,074)
Total identifiable net assets acquired	42,559
Goodwill recorded in acquisition	57,840
Total purchase price allocation	$100,399
The Company amortizes its intangible assets assuming no residual value over periods in which the economic benefit of these assets is consumed (the useful life). The fair values allocated to the identifiable intangible assets and their estimated useful lives are as follows:

	Estimated Fair Value	Weighted Average Useful Life (years)
Trademark/Trade Name	$300	1
Developed Technology	24,120	5
Customer Relationships	13,270	5
Total intangible assets	$37,690

Paperspace’s assets and liabilities were measured at estimated fair values on July 5, 2023. Estimates of fair value represent management’s best estimate and require a complex series of judgments about future events and uncertainties. Third-party valuation specialists were engaged to assist management in the valuation of these assets and liabilities.
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
Acquisition and integration related costs consist of miscellaneous professional service fees and expenses for acquisition related activities. The Company recognized approximately $5,745 of acquisition related costs that were expensed in the year ended December 31, 2023. These costs are shown primarily as part of General and administrative expenses in the accompanying Consolidated Statements of Operations.
The amount of Paperspace’s revenue and net loss included in the Company’s Consolidated Statements of Operations from the Paperspace Acquisition Date through December 31, 2023, was $6,350 and $18,914, respectively.
Contingent compensation
Contingent compensation costs relate to payments due to certain Paperspace sellers for $10,120, of which $5,060 will be earned on July 5, 2024, and $1,265 will be earned quarterly thereafter through July 5, 2025. Contingent compensation represents compensation for post-combination services because the payments are contingent on continuing employment of the Paperspace founders at each payment date. For the year ended December 31, 2023, the Company recorded an acquisition related compensation expense of $4,135 related to estimated compensation earned by the Paperspace founders to date included in General and administrative in the accompanying Consolidated Statements of Operations.
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

	Pro Forma for the Year Ended December 31,
	2023	2022
Net loss	$(280)	$(61,802)
Cloudways Ltd.
On September 1, 2022 (“Cloudways Acquisition Date”), the Company acquired 100% of the outstanding equity interests of Cloudways, Ltd. (“Cloudways”) pursuant to a Share Purchase Agreement, dated as of August 19, 2022. This acquisition has been accounted for as a business combination. The results of Cloudways’ operations have been included in the accompanying consolidated financial statements since the Cloudways Acquisition Date. The acquisition of Cloudways, a leading managed cloud hosting and software-as-a-service provider for startups and growing digital businesses, strengthens the Company’s ability to simplify cloud computing by enabling customers to launch a business and scale it effortlessly. Cloudways was a customer of the Company prior to the acquisition, and the Company recognized revenue of approximately $6,000 from Cloudways from January 1, 2022 through the Cloudways Acquisition Date.
The acquisition purchase consideration, in accordance with ASC 805, totaled $311,237 and was paid in cash. The Share Purchase Agreement includes customary representations and warranties and covenants of the parties. The Company contributed $42,000 of the consideration paid to an escrow account held by a third party on the Cloudways Acquisition Date to support certain post-closing indemnification obligations. The final accounting has been completed.

The following table sets forth the components and the allocation of the purchase price for the business combination and summarizes the fair values of the assets acquired and liabilities assumed at the Cloudways Acquisition Date:

Amount
Fair value of consideration transferred
Cash paid to Cloudways sellers	$278,187
Cash contributed to escrow accounts	42,000
Other expenses	150
Less: Cash pre-funded from contingent compensation	(9,100)
Total consideration paid	$311,237

Recognized amounts of identifiable assets acquired and liabilities assumed
Tangible assets acquired:
Cash and cash equivalents	$5,827
Accounts receivable	4,753
Prepaid expenses and other current assets	547
Other assets	9
Intangible assets	72,000
Liabilities assumed:
Accounts payable	(1,820)
Accrued expenses	(957)
Deferred revenue	(1,013)
Deferred tax liabilities	(3,417)
Other current liabilities	(23,243)
Total identifiable net assets acquired	52,686
Goodwill recorded in acquisition	258,551
Total purchase price allocation	$311,237
During the year ended December 31, 2023, the Company recorded measurement period adjustments of $24,686 to decrease Goodwill and a corresponding $18,269 to decrease Deferred tax liabilities, and $6,417 to decrease Other current liabilities on the Consolidated Balance Sheets. Additionally, the change to the provisional amounts resulted in an increase to Income tax expense and Deferred tax liabilities of $1,635 and a decrease to General and administrative expenses and other current liabilities of $921, respectively. The measurement period adjustments are a result of new information obtained about facts and circumstances that existed as of the acquisition date.
The Company amortizes its intangible assets assuming no residual value over periods in which the economic benefit of these assets is consumed (the useful life). The fair values allocated to the identifiable intangible assets and their estimated useful lives are as follows:

	Estimated Fair Value	Weighted Average Useful Life (years)
Trade name	$9,500	10
Developed technology	31,500	5
Customer relationships	31,000	7
Total intangible assets	$72,000
Cloudways’ assets and liabilities were measured at estimated fair values on September 1, 2022. Estimates of fair value represent management’s best estimate and require a complex series of judgments about future events and uncertainties. Third-party valuation specialists were engaged to assist management in the valuation of these assets and liabilities. The Company used the relief from royalty method to fair value the developed technology and the trade name intangible assets, and the multi-period excess earnings method to fair value the customer relationship intangible assets. The significant assumptions used to estimate the value of the intangible assets included discount rates, projected revenue growth rates, EBITDA margins, technology obsolescence and royalty rates.
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
Unaudited Pro Forma Financial Information
The unaudited pro forma information below summarizes the combined results of the Company and Cloudways as if the Company’s acquisition of Cloudways closed on January 1, 2021 but does not necessarily reflect the combined actual results of operations of the Company and Cloudways that would have been achieved, nor are they necessarily indicative of future results of operations. The unaudited pro forma information reflects certain adjustments that were directly attributable to the acquisition of Cloudways, including additional amortization adjustments for the fair value of the assets acquired and liabilities assumed and other adjustments the Company believes are reasonable for the pro forma presentation. The pro forma net loss for the year ended December 31, 2022 was adjusted to exclude nonrecurring acquisition related costs of $2,139.

	Pro Forma for the Year Ended December 31,
	2022	2021
Revenue	$607,191	$459,845
Net loss	(20,780)	(53,227)
2023 Asset Acquisition
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
2022 Asset Acquisitions
In March 2022, the Company acquired the assets of the CSS Tricks website from Midwest Coast Studios LLC for total purchase consideration of $4,000. The intangible assets will be amortized over three to five years.
In June 2022, the Company acquired intangible assets from JournalDev IT Services Private Limited for total purchase consideration of $1,400 to be amortized over three years.

Goodwill
Movements in goodwill during the years ended December 31, 2023 and 2022 were as follows:

Balance at January 1, 2022	$32,170
Acquisition of Cloudways	283,237
Measurement period adjustment(1)	(239)
Balance at December 31, 2022	315,168
Acquisition of Paperspace	57,840
Measurement period adjustments(2)	(24,686)
Balance at December 31, 2023	$348,322
___________________
(1)The Company finalized and adjusted the purchase price for the Nimbella acquisition to reflect a decrease of $239 to Goodwill related to the final 2021 pre-acquisition tax return.
(2)The Company finalized and adjusted the purchase price for the Cloudways acquisition as discussed above.
Intangible Assets, net
Intangible assets, net consisted of the following amounts:

	December 31,
	2023	2022
Asset Type
IP addresses	$44,821	$44,821
Developed technology	62,330	35,710
Customer relationships	44,270	31,000
Trade name	9,800	9,500
Content	4,400	4,400
Brand	1,000	1,000
Total carrying value	$166,621	$126,431
Accumulated Amortization
Developed technology	$(14,737)	$(4,477)
Customer relationships	(7,203)	(1,476)
Trade name	(1,413)	(317)
Content	(2,534)	(1,067)
Brand	(583)	(166)
Total accumulated amortization	(26,470)	(7,503)
Total intangible assets, net	$140,151	$118,928
Amortization expense was $18,967, $6,301 and $645 for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, the weighted-average remaining amortization period for amortizable intangible assets was five years for developed technology, six years for customer relationships, ten years for trade name, three years for content, and two years for brand. Amortization expense for the next five years and thereafter, based on valuations and determinations of useful lives, is expected to be as follows:

2024	$22,426
2025	20,057
2026	19,657
2027	17,557
2028	9,198
Thereafter	6,435
Total estimated future intangible amortization expense	$95,330
Note 4. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents, on the Consolidated Balance Sheets as of December 31, 2023 and 2022.

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$69,456	$6	$(6)	$69,456
Commercial paper	25,088	—	(12)	25,076
Total Marketable securities	$94,544	$6	$(18)	$94,532

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$549,944	$29	$(849)	$549,124
Corporate debt securities	35,293	—	(86)	35,207
Commercial paper	139,489	9	(367)	139,131
Total Marketable securities	$724,726	$38	$(1,302)	$723,462
Interest income from investments was $23,767, $11,881 and $123 for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, all of the Company’s available-for-sale short-term investments were due within one year.
As of December 31, 2023, the Company held three securities that were in an unrealized loss position. The Company does not intend to sell and expects that it is more likely than not that it will not be required to sell these securities until such time as the value recovers or the securities mature. Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates and not credit-related factors based on the Company’s evaluation of available evidence. To determine whether a decline in value is related to credit loss, the Company evaluates, among other factors: the extent to which the fair value is less than the amortized cost basis, changes to the rating of the security by a rating agency and any adverse conditions specifically related to an issuer of a security or its industry. Management does not believe any remaining unrealized losses represent impairments based on our evaluation of available evidence. Unrealized gains and losses on marketable securities are presented net of tax.
Note 5. Fair Value Measurements
The fair value of our financial assets measured on a recurring basis is as follows:

	December 31, 2023
	Level I	Level II	Total
Cash and cash equivalents:
Cash	$54,871	$—	$54,871
Money market funds	262,365	—	262,365
Total Cash and cash equivalents	$317,236	$—	$317,236
Marketable securities:
U.S. treasury securities	$69,456	$—	$69,456
Commercial paper	—	25,076	25,076
Total Marketable securities	$69,456	$25,076	$94,532

	December 31, 2022
	Level I	Level II	Total
Cash and cash equivalents:
Cash	$95,117	$—	$95,117
Money market funds	45,655	—	45,655
Total Cash and cash equivalents	$140,772	$—	$140,772

Marketable securities:
U.S. treasury securities	$549,124	$—	$549,124
Corporate debt securities	—	35,207	35,207
Commercial paper	—	139,131	139,131
Total Marketable securities	$549,124	$174,338	$723,462
The Company classifies its highly liquid money market funds and U.S. treasury securities within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its commercial paper and corporate debt securities within Level 2 because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded. The Company had no Level 3 financial assets as of December 31, 2023 and 2022.
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

	December 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Notes	$1,477,798	$1,235,625	$1,470,270	$1,134,030
The carrying value of the Convertible Notes as of December 31, 2023 and 2022 was net of unamortized debt issuance costs of $22,202 and $29,730, respectively.
The total fair value of the Convertible Notes was determined based on the closing trading price as of the last day of trading for the period. The Company considers the fair value to be a Level 2 valuation due to the limited trading activity.
Note 6. Balance Sheet Details

Property and equipment, net
Property and equipment, net consisted of the following:

	December 31,
	2023	2022
Computers and equipment	$657,505	$564,763
Furniture and fixtures	1,511	1,511
Leasehold improvements	6,820	6,820
Internal-use software	84,279	78,649
Equipment under finance leases	11,938	—
Property and equipment, gross	$762,053	$651,743

Less: accumulated depreciation	$(387,083)	$(317,329)
Less: accumulated amortization	(69,526)	(61,244)
Property and equipment, net	$305,444	$273,170
Depreciation expense on property and equipment was $90,466, $83,814 and $74,278 for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company capitalized costs related to the development of computer software for internal use of $6,958, $10,636 and $7,307 for the years ended December 31, 2023, 2022 and 2021, respectively, which is included in internal-use software costs within Property and equipment, net. Amortization expense related to internal-use software was $8,433, $12,117 and $13,424 for the years ended December 31, 2023, 2022 and 2021, respectively.
Other current liabilities
Other current liabilities consisted of the following:

	December 31,
	2023	2022
Income taxes	$44,887	$40,848
Contingent compensation	15,433	5,617
Finance leases	5,221	—
Excise taxes related to repurchase of common stock	4,884	—
Employee contributions under the ESPP	557	944
Total other current liabilities	$70,982	$47,409
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
At December 31, 2023, the Company had available borrowing capacity of $250,000 on the Credit Facility. The Credit Facility will mature on the earlier of (a) March 29, 2027 and (b) 90 days before the maturity date applicable to any outstanding convertible notes issued by the Company in an aggregate principal amount equal to or greater than $100,000.
The Credit Facility is secured by a first-priority security interest in substantially all of the assets of the Company. The Credit Facility contains certain financial and operational covenants, including a maximum senior secured net leverage ratio financial covenant of 3.50x. As of December 31, 2023, the Company was in compliance with all covenants under the Credit Facility.
The per annum interest rate applicable to any principal amounts outstanding under the Credit Facility for U.S. Dollar loans will be equal to (i) Adjusted Term SOFR plus (ii) an applicable margin varying from 1.25% to 2.00%, subject to a pricing grid based on the senior secured net leverage ratio. The Credit Facility provides for an annual commitment fee varying from 0.20% to 0.30%, also subject to a pricing grid based on the senior secured net leverage ratio, applied to the average daily unused amount of the revolving credit facility. The Company incurred commitment fees on the unused balance of the Credit Facility of $506, $477 and $362 for the years ended December 31, 2023, 2022 and 2021, respectively.
In connection with the Credit Facility, the Company incurred $1,295 of additional debt issuance costs which, together with $662 of the then unamortized financing fees, will be amortized over the remaining term of the facility. The Company recognized a loss on extinguishment of debt of $407 for the year ended December 31, 2022. The loss on extinguishment of debt is classified as a non-cash adjustment to reconcile net income to net cash provided by operating activities within the Consolidated Statements of Cash Flows.
Amortization of deferred financing fees was $420, $398 and $2,243 for the years ended December 31, 2023, 2022 and 2021, respectively.
Convertible Notes
In November 2021, the Company issued $1,500,000 aggregate principal amount of Convertible Senior Notes in a private offering, including the exercise in full of the over-allotment option granted to the initial purchasers of $200,000. The Convertible Notes are senior unsecured obligations of the Company and do not bear regular interest, and the principal amount of the Convertible Notes does not accrete. The Convertible Notes will mature on December 1, 2026 unless earlier converted, redeemed, or repurchased. The net proceeds from this offering were $1,461,795, after deducting underwriting fees, expenses and commissions. Amortization of deferred financing fees for the years ended December 31, 2023, 2022 and 2021 was $7,529, $7,481 and $881, respectively.
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

As none of the above circumstances have occurred as of December 31, 2023, the Convertible Notes were not convertible for the fiscal year ended December 31, 2023.
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
Outstanding Borrowings
As of December 31, 2023, the $1,500,000 aggregate principal of the Convertible Notes is expected to mature on December 1, 2026 with no other payments required prior to that date.
Note 8. Leases
The Company leases co-location space at data center facilities and, to a lesser extent, corporate offices, all of which are operating leases. Most of the leases have lease terms within three to five years and many contain renewal options and/or termination provisions. As part of the Paperspace acquisition on July 5, 2023, the Company recognized finance leases for data center equipment.
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
The components of lease expense were as follows:

	December 31,
	2023	2022
Finance lease expense:
Amortization of finance lease right-of-use assets	$2,656	N/A
Interest on finance lease liabilities	410	N/A
Operating lease expense	80,639	$54,440
Variable lease expense	11,317	6,149
Short-term lease expense	418	1,799
Total lease expense	$95,440	$62,388

Supplemental balance sheet information related to leases were as follows:

	December 31,
	2023	2022
Finance leases:
Property and equipment, net	$9,282	N/A
Other current liabilities	5,221	N/A
Other long-term liabilities	4,521	N/A
Operating leases:
Operating lease right-of-use assets, net	$155,201	$153,701
Operating lease liabilities, current	81,320	57,432
Operating lease liabilities, non-current	91,161	107,693
Weighted average remaining lease term and discount rate were as follows:

	December 31,
	2023	2022
Finance leases:
Weighted-average remaining lease term (in years)	2.0	N/A
Weighted-average discount rate	8%	N/A
Operating leases:
Weighted-average remaining lease term (in years)	2.7	2.8
Weighted-average discount rate	8%	5%
For the years ended December 31, 2023 and 2022, the Company recorded $1,677 and $1,202, respectively, in sublease income for operating leases, which was recorded as a reduction to General and administrative operating expenses. No sublease income was recorded for the year ended December 31, 2021 as the Company entered into separate sublease agreements in 2022.
Maturities of lease liabilities as of December 31, 2023 were as follows:

	Finance Leases	Operating Leases(1)
2024	$5,838	$87,283
2025	3,684	47,630
2026	805	29,403
2027	210	20,116
2028	38	1,609
Total undiscounted lease liabilities	10,575	186,041
Less: Imputed interest	(833)	(13,560)
Total present value of lease liabilities	9,742	172,481
Less: Current portion of lease liabilities	(5,221)	(81,320)
Lease liabilities, non-current	$4,521	$91,161
___________________
(1)Sublease proceeds for the fiscal years ending December 31, 2024 and 2025 of $2,073 and $1,051, respectively, are not included in the table above.

Note 9. Commitments and Contingencies
Purchase Commitments
As of December 31, 2023, the Company had long-term commitments for bandwidth usage with various networks and internet service providers and entered into purchase orders with various vendors. The total minimum future commitments for bandwidth usage and purchase orders as of December 31, 2023 were as follows:

2024	$21,419
2025	6,732
2026	884
2027	957
2028	—
Thereafter	—
Total purchase commitments	$29,992
Letters of Credit
In conjunction with the execution of certain office space operating leases, letters of credit in the aggregate amount of $1,747 and $1,935 were issued and outstanding as of December 31, 2023 and 2022, respectively. No draws have been made under such letters of credit. These funds are included as Restricted cash on the Consolidated Balance Sheets as they are related to long-term operating leases and are included in beginning and ending Cash, cash equivalents and restricted cash in the Consolidated Statements of Cash Flows. As of December 31, 2023, one letter of credit remained and the deposit currently held is the minimum threshold required until the lease expiration.
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
On September 12, 2023, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against us and certain of our current and former executive officers for alleged violations of the U.S. federal securities laws. The complaint in the lawsuit, captioned Agarwal v. DigitalOcean Holdings, Inc., et. al. (Case 1:23-cv-08060), asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a proposed class consisting of those who acquired our common stock between February 16, 2023 and August 25, 2023 (the “Putative Class Period”), and alleged that we made materially false and misleading statements regarding our business during the Putative Class Period. On January 3, 2024, the plaintiff in the federal class action lawsuit voluntarily dismissed the action without prejudice.
On December 12, 2023 and December 14, 2023, respectively, we were named a nominal defendant in two putative stockholder derivative actions filed in the United States District Court for the District of Delaware against our directors and our former chief executive officer and member of the board. The complaints in the two lawsuits, captioned Flanagan v. Spruill, et al. (Case No. 1:23-cv-01424-RGA) and Reynolds v. Spruill, et al. (Case No. 1:23-cv-01433-RGA), alleged, among other things, violations of federal law and breaches of fiduciary duty, in relation to substantially the same factual allegations as the above-described federal class action lawsuit captioned Agarwal v. DigitalOcean Holdings, Inc., et. al. (Case 1:23-cv-08060). On January 12, 2024, the two cases were consolidated. On February 7, 2024, the consolidated action was voluntarily dismissed without prejudice.
Note 10. Stockholders’ Equity

Common Stock
The Company’s amended and restated certificate of incorporation authorizes the issuance of common and preferred stock. Holders of common stock are entitled to one vote per share.
As of December 31, 2023 and 2022, the Company was authorized to issue 750,000,000 shares of common stock with a par value of $0.000025 per share.
Preferred Stock
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 10,000,000 shares of preferred stock with a par value of $0.000025 per share with rights and preferences, including voting rights, designated from time to time by the Company’s Board of Directors. No shares of preferred stock were issued or outstanding as of December 31, 2023 or 2022.
Share Buyback Program
On February 23, 2022, the Company’s Board of Directors approved the repurchase of up to an aggregate of $300,000 of the Company’s common stock throughout fiscal year 2022 (“First 2022 Share Buyback Program”). As of May 16, 2022, the Company repurchased shares representing the entire amount available under the First 2022 Share Buyback Program. On May 23, 2022, the Company’s Board of Directors approved a new stock repurchase program authorizing the repurchase of up to an additional $300,000 of its common stock throughout fiscal year 2022 (the “Second 2022 Share Buyback Program”). As of August 19, 2022, the Company repurchased shares representing the entire amount available under the Second 2022 Share Buyback Program. During the year ended December 31, 2022, the Company repurchased and retired 13,626,594 shares of common stock in the open market for an aggregate purchase price of $600,000 pursuant to the First 2022 Share Buyback Program and Second 2022 Share Buyback Program.
On February 14, 2023, the Company’s Board of Directors approved the repurchase of up to an aggregate of $500,000 of the Company’s common stock (the “2023 Share Buyback Program”). Pursuant to the 2023 Share Buyback Program, repurchases of the Company’s common stock could occur using a variety of methods, which could include but was not limited to open market purchases, the implementation of a 10b5-1 plan, and/or any other available methods in accordance with SEC and other applicable legal requirements. The 2023 Share Buyback Program was authorized throughout fiscal year 2023 and expired on December 31, 2023.
During the year ended December 31, 2023, the Company repurchased and retired 14,487,509 shares of common stock for an aggregate purchase price of $488,455, which excludes the 1% excise tax of $4,884, pursuant to the 2023 Share Buyback Program.
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

In February 2023, the Company initiated a restructuring plan to adjust its cost structure and accelerate its timeline to achieve 20% or better adjusted free cash flow margins (the “Restructuring Plan”), which includes both the elimination of positions across the Company as well as the shifting of additional positions across a broader geographical footprint. In connection with the Restructuring Plan, the Company recorded $3,937 of stock-based compensation related to the accelerated vesting of certain restricted stock, performance-based restricted stock units (“PRSUs”), and RSU awards during the year ended December 31, 2023. Refer to Note 15, Restructuring, for further details of the Restructuring Plan.
Stock Options
Stock options granted have a maximum term of ten years from the grant date, are exercisable upon vesting and typically vest over a period of four years. Stock option activity for the year ended December 31, 2023 was as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Life in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2023	10,153,916	$7.23	6.16	$185,188
Granted	46,799	28.86
Exercised	(6,391,424)	6.01
Forfeited or cancelled	(520,272)	10.16
Outstanding at December 31, 2023	3,289,019	$9.43	4.17	$89,671
Vested and exercisable at December 31, 2023	2,943,420	8.65	3.88	82,531
Vested and unvested expected to vest at December 31, 2023	3,242,866	$9.34	4.14	$88,697
The aggregate intrinsic value represents the difference between the fair value of common stock and the exercise price of outstanding in-the-money options. The aggregate intrinsic value of exercised options for the years ended December 31, 2023, 2022 and 2021 was $156,819, $81,912 and $189,422, respectively. The tax benefit from stock options exercised was $108,164, $25,143 and $103,820 for the years ended December 31, 2023, 2022 and 2021, respectively.
During the year ended December 31, 2023, 46,799 options were granted. No options were granted during the years ended December 31, 2022 or 2021. The aggregate estimated fair value of stock options granted to participants that vested during the years ended December 31, 2023 and 2022 was $12,888 and $17,529, respectively.
The following weighted-average assumptions were used to estimate the grant date fair value of stock options issued during the year ended December 31, 2023:

Expected volatility	59.30%
Expected life in years	10
Risk-free interest rate	4.25%
Dividend yield	0%
Weighted-average fair value of awards	$20.83
As of December 31, 2023, there was $5,216 of unrecognized stock-based compensation related to outstanding stock options granted that is expected to be recognized over a weighted-average period of 0.75 years.
RSUs
RSUs granted typically vest over four years. RSU activity for the year ended December 31, 2023 was as follows:

	Shares	Weighted-Average Fair Value
Unvested balance at January 1, 2023	4,802,435	$44.25
Granted	6,110,576	33.77
Vested	(2,042,503)	39.95
Forfeited or cancelled	(2,562,009)	42.81
Unvested balance at December 31, 2023	6,308,499	36.07
Vested and expected to vest at December 31, 2023	4,202,720	$36.41

Forfeitures and cancellations were primarily due to the Restructuring Plan.
As of December 31, 2023, there was $139,430 of unrecognized stock-based compensation related to outstanding RSUs granted that is expected to be recognized over a weighted-average period of 2.77 years.
PRSUs
The Company issued PRSUs which will vest based on the achievement of each award’s established performance targets. PRSU activity for the year ended December 31, 2023 was as follows:

	Shares	Weighted-Average Fair Value
Unvested balance at January 1, 2023	666,122	$57.41
Granted	1,118,528	31.75
Vested	(51,594)	41.24
Forfeited or cancelled	(758,954)	34.96
Adjusted by performance factor	(436,387)	60.72
Unvested balance at December 31, 2023	537,715	$35.25
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
LTIP PRSUs
The Company grants Long Term Incentive Plan (“LTIP”) PRSUs to certain executives of the Company during the first fiscal quarter of each fiscal year. A percentage of the LTIP PRSUs will become eligible to vest based on the Company’s financial performance level at the end of each fiscal year. The financial performance level is determined as the percentage equal to the sum of the revenue growth percentage and profitability percentage.
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
On March 1, 2023, the Company granted an LTIP PRSU award (the “2023 LTIP PRSU”) with a maximum shares achievable of 1,118,528, subject to the actual financial metrics achieved relative to the target financial metrics for fiscal year 2023. As of December 31, 2023, the Company determined that it was probable that a percentage of the 2023 LTIP PRSUs granted with respect to the Company’s 2023 financial performance would vest.
There is $1,121 of unrecognized stock-based compensation that is expected to be recognized over a weighted-average period of 1.21 years in regards to the LTIP PRSUs.
Other PRSUs

In addition to the above awards, certain other PRSUs have been awarded subject to other various performance measures including the achievement of revenue targets.
As part of the Restructuring Plan, 20,000 PRSU shares were deemed achieved and will vest in early fiscal year 2024. This resulted in $1,262 of stock-based compensation, which was included in Restructuring and other charges in the Consolidated Statements of Operations for the year ended December 31, 2023.
During the period ended June 30, 2023, 40,000 PRSUs shares were deemed achieved and will vest in early fiscal year 2024. This resulted in $2,524 of stock-based compensation, which was included in Research and development in the Consolidated Statements of Operations for year ended December 31, 2023.
MRSUs
On July 27, 2021, the Company’s Board of Directors granted a market-based restricted stock unit (“MRSU”) award for 3,000,000 shares of the Company’s common stock to the Company’s former CEO, Yancey Spruill, which will vest upon the satisfaction of certain service conditions and the achievement of certain Company stock price goals, as described below.
The MRSU, which has a grant date fair value of $75,300 derived by using a discrete model based on multiple stock price-paths developed through the use of a Monte Carlo simulation, is divided into five tranches that will be earned based on the achievement of stock price goals, measured based on the average of the Company’s closing stock price over a consecutive ninety trading day period during the performance period as set forth in the table below.

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
MRSU activity for the year ended December 31, 2023 was as follows:

	Shares	Weighted-Average Fair Value
Unvested balance at January 1, 2023	3,000,000	$25.12
Granted	—	—
Unvested balance at December 31, 2023	3,000,000	$25.12
On August 24, 2023, the Company announced its implementation of a leadership succession plan to identify the Company’s next CEO. As a result, none of the MRSUs are expected to vest and $31,279 of recognized stock-based compensation related to the former CEO’s MRSUs was estimated to be forfeited and reversed for the year ended December 31, 2023.
As of December 31, 2023, there was no unrecognized stock-based compensation related to the MRSUs granted remaining to be recognized.

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

2022 Offerings
A new offering period commenced on May 23, 2022 and was scheduled to consist of two purchase periods, with purchase dates of November 18, 2022 and May 19, 2023 (the “First 2022 Offering”). In connection with the purchase period that ended on November 18, 2022, there were 111,851 shares of common stock, net of shares withheld for taxes, purchased by employees at a price of $24.03. Under the terms of the ESPP, since the Company’s stock price on the first day of the purchase period beginning on November 21, 2022 was lower than the stock price at the beginning of the First 2022 Offering, the First 2022 Offering terminated and a new 12 month offering automatically commenced on November 21, 2022, with scheduled purchase dates on May 19, 2023 and November 20, 2023 (the “Second 2022 Offering”). In connection with the purchase period that ended on May 19, 2023, there were 120,348 shares of common stock, net of shares withheld for taxes, purchased by employees at a price of $23.51. In connection with the purchase period that ended on November 20, 2023, there were 92,632 shares of common stock, net of shares withheld for taxes, purchased by employees at a price of either $24.31 or $23.51 depending upon when the employee entered the plan.
The termination of the First 2022 Offering and commencement of the Second 2022 Offering was accounted for as a modification, which resulted in an incremental stock-based compensation of $2,069, which was recognized over the remaining term of Second 2022 Offering.
The Company recorded stock-based compensation associated with the ESPP of $2,290, $4,380 and $3,097 for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, $557 has been withheld on behalf of employees.
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
As part of the Restructuring Plan, during the three months ended March 31, 2023, 33,963 shares of restricted stock that were issued to a former founder were vested upon the employee’s departure and $2,147 of stock-based compensation was included in Restructuring and other charges in the Consolidated Statements of Operations for the year ended December 31, 2023.
During the three months ended June 30, 2023, 66,139 shares of restricted stock that were issued to the two remaining founders of Nimbella were vested upon their departure. This resulted in $3,946 of stock-based compensation which was included in Research and development in the Consolidated Statements of Operations for the year ended December 31, 2023.
For the restricted shares, total stock-based compensation was $6,093, $4,212 and $1,407 for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, the restricted shares in connection with the Nimbella acquisition have been fully amortized.

Stock-Based Compensation
Stock-based compensation was included in the Consolidated Statements of Operations as follows:

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$1,836	$1,820	$1,147
Research and development	43,315	39,354	23,315
Sales and marketing	15,751	14,909	8,471
General and administrative	23,508	49,746	28,644
Restructuring and other charges	3,937	—	—
Total	$88,347	$105,829	$61,577
Excess income tax benefit related to stock-based compensation	$89,272	$27,657	$108,041
In September 2023, certain executives had the terms of their equity awards amended, which could result in approximately 469,000 awards accelerating up to twelve months in the event the individuals are terminated without cause or resign for good reason, as defined in their amended employment agreement.
Note 12. Net Income (Loss) per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net income (loss) per share:

	Year Ended December 31,
(In thousands, except per share amounts)	2023	2022	2021
Basic net income (loss) per share:
Numerator:
Net income (loss) attributable to common stockholders	$19,409	$(27,804)	$(19,503)
Denominator:
Weighted average shares used to compute net income (loss) per share	90,141	100,806	93,224
Basic net income (loss) per share attributable to common stockholders	$0.22	$(0.28)	$(0.21)

Diluted net income (loss) per share:
Numerator:
Net income (loss) attributable to common stockholders	$19,409	$(27,804)	$(19,503)
Denominator:
Number of shares used in basic calculation	90,141	100,806	93,224
Weighted-average effect of diluted securities:
Stock Options	5,698	—	—
RSUs	495	—	—
PRSUs	81	—	—
Number of shares used in diluted calculation	96,415	100,806	93,224
Diluted net income (loss) per share attributable to common stockholders	$0.20	$(0.28)	$(0.21)

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Stock Options	41	4	3
RSUs	1,574	434	21
PRSUs	14	—	—
Convertible Notes	8,403	8,403	8,403
Total	10,032	8,841	8,427
Note 13. Income Taxes
Income (loss) before income taxes from U.S. and foreign operations were as follows:

	Year Ended December 31,
	2023	2022	2021
U.S.	$174	$(16,866)	$(20,285)
Foreign	26,602	(7,019)	2,084
Total income (loss) before income taxes	$26,776	$(23,885)	$(18,201)
Total income tax expense included in the Consolidated Statements of Operations is comprised of the following:

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$829	$—	$—
State	(99)	242	138
Foreign	6,835	5,482	1,147
Total current	$7,565	$5,724	$1,285

Deferred:
Federal	$140	$368	$(103)
State	(120)	44	45
Foreign	(218)	(2,217)	75
Total deferred	(198)	(1,805)	17
Income tax expense	$7,367	$3,919	$1,302
The following table reconciles our benefit of income taxes at the statutory rate to the effective tax rate, using a U.S. federal statutory tax rate of 21%:

	Year Ended December 31,
	2023	2022	2021
Income tax expense (benefit) at federal statutory rate	$5,623	$(5,016)	$(3,836)
State and local taxes, net of federal benefit	(2,509)	(205)	(239)
Foreign tax rate differential	1,030	168	207
Stock-based compensation deductions	(17,998)	(3,077)	(22,071)
Unrealized loss on warrant liability	—	—	3,150
Nondeductible expenses	(984)	3,603	473
Unrecognized tax positions	1,083	1,482	(40)
Net change in valuation allowance	138	4,442	21,969
Global intangible low-tax income	—	427	—
162(m) limitation	17,072	7,058	4,927
U.S. R&D tax credits	(2,810)	(4,432)	—
Warrant exercise	—	—	(3,419)
Valuation allowance release related to acquisition	(1,074)	—	—
Acquisition related compensation	7,811	—	—
Other	(15)	(531)	181
Total income tax expense	$7,367	$3,919	$1,302
The components of deferred tax assets and liabilities are as follows:

	December 31,
	2023	2022
Deferred tax assets:
Accounts receivable	$1,223	$1,337
Accrued expenses	982	4,288
Capitalized research and development	30,918	32,374
Operating lease liability	44,443	38,934
Net operating loss carryforwards	28,222	24,435
Stock-based compensation	5,419	953
Tax credit carryforwards	18,338	4,184
Other	989	511
Gross deferred tax assets	130,534	107,016
Less: valuation allowance	(60,520)	(47,361)
Total net deferred tax asset	$70,014	$59,655

Deferred tax liability
Depreciation and amortization	$(31,808)	$(43,137)
Operating lease ROU asset	(39,745)	(36,524)
Total deferred tax liability	(71,553)	(79,661)
Total net deferred tax liability	$(1,539)	$(20,006)
As of December 31, 2023, the Company had approximately $106,734 in federal net operating loss (“NOL”) carryforwards and $23,717 in federal tax credits. If not utilized, the federal tax credit carryforwards will expire at various dates beginning in 2038. The federal NOL carryforward of $106,734 can be carried forward indefinitely. As of December 31, 2023, the Company had approximately $49,307 in state NOL carryforwards and $2,956 in California tax credits. If not utilized, the state NOL carryforwards will expire at various dates beginning in 2025. The California state tax credits can be carried forward indefinitely. The Company had $7,152 of foreign NOLs that do not expire.
The total NOL and expirations are as follows:

	NOL Carryforward
	Total	1-3 Years	3-5 Years	More than 5 Years	Unlimited
Federal	$106,734	$—	$—	$—	$106,734
State and local	49,307	168	90	45,066	3,983
Foreign	7,152	—	—	—	7,152
Total	$163,193	$168	$90	$45,066	$117,869
Certain tax attributes may be subject to an annual limitation as a result of the issuance of stock, which may constitute a change of ownership as defined under Internal Revenue Code Section 382. The Internal Revenue Code Section 382 study is in process as of December 31, 2023.
The Company assesses the likelihood of its ability to realize the benefit of its deferred tax assets in each jurisdiction by evaluating all relevant positive and negative evidence. A valuation allowance is established if it is determined that any portion of the deferred tax assets is not more likely than not to be realized. For the year ended December 31, 2023, the Company has maintained a valuation allowance against its U.S. deferred tax assets as they are not more-likely than not to be realized.
The valuation allowance activity for the periods indicated is as follows:

	December 31,
	2023	2022
Balance as of the beginning of period	$(47,361)	$(42,919)
Additions charged to expense	(13,159)	(4,442)
Balance as of the end of period	$(60,520)	$(47,361)

The Company provides for U.S. and foreign income taxes on the undistributed earnings of foreign subsidiaries unless they are considered indefinitely reinvested outside the U.S. On December 31, 2023, the amount of unrecognized deferred tax liability for temporary differences on undistributed earnings in foreign subsidiaries upon which U.S. and foreign income taxes have not been provided is not material.
In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. The amount of undistributed earnings of non-U.S. subsidiaries at December 31, 2023, as well as the related deferred income tax, if any, is not material.
The Company files U.S. federal income tax returns as well as various state, local, and foreign jurisdictions. As of December 31, 2023, tax years 2017 and later remain open for examination.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2023	2022	2021
Balance of unrecognized tax benefits at beginning of year	$17,044	$721	$822
Additions based on tax positions related to the current period	1,571	3,014	—
Additions for tax positions of prior periods	1,947	2,833	—
Additions recorded as part of business combination	—	11,106	—
Reductions for tax positions of prior periods	—	(630)	(101)
Release due to expiration of statute of limitations	(225)	—	—
Balance of unrecognized tax benefits at end of year	$20,337	$17,044	$721

Amounts included in the balance of unrecognized tax benefits as of December 31, 2023, 2022 and 2021, if recognized, would affect the effective tax rate upon recognition. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $12,755 as of December 31, 2023.
For the year ended December 31, 2023, the Company recognized $3,611 of interest and penalties related to unrecognized tax benefits in the provision for taxes.
The total amount of unrecognized tax benefits relating to the Company’s tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. The outcomes and timing of such events are highly uncertain. However, the Company’s reasonable estimate of the range of gross unrecognized tax benefits, excluding interest and penalties, that could potentially be reduced during the next twelve months is $20,337.
Note 14. Employee Benefit Plan
The Company offers U.S. employees a voluntary retirement savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”), which permits employees to elect to contribute a portion of their pre-tax wages to the 401(k) Plan. Under this plan, the Company matches 100% of participants’ contributions up to 3% of compensation and 50% of participants’ contributions between 3% and 5%. For the years ended December 31, 2023, 2022 and 2021, the Company incurred expense of $2,987, $3,846 and $2,963 to the 401(k) Plan, respectively.
Note 15. Restructuring
In February 2023, the Company initiated the Restructuring Plan to adjust its cost structure and accelerate its timeline to achieve 20% or better adjusted free cash flow margins, which included both the elimination of positions across the Company as well as the shifting of additional positions across a broader geographical footprint. The aggregate restructuring charges in connection with the Restructuring Plan is approximately $21,000, which was substantially completed by the end of the third quarter of 2023.
The Company recorded Restructuring and other charges of $16,950 for the year ended December 31, 2023 primarily related to one time severance and benefit payments, as well as $3,937 of stock-based compensation related to vesting of certain equity awards. As of December 31, 2023, $133 of these restructuring charges were not yet settled and are included within Other accrued expenses in the Consolidated Balance Sheets. The Company expects substantially all of this liability balance to be settled by the first quarter of fiscal year 2024.
Note 16. Related Party Transactions
In November 2023, the Company entered into an arrangement with an affiliate (the “related party affiliate”) of Access Industries, a greater than 5% beneficial owner of the Company's common stock at the time of the transaction. Pursuant to this arrangement, the related party affiliate receives referral fees and other related payments in exchange for referring customers to the Company. The agreement expires on March 31, 2029, and can be terminated earlier without penalty if the contractual net revenue minimum commitment has not been met. Referral fees are incurred when the Company collects amounts due from the customer in exchange for services rendered. Other fees paid to the related party affiliate includes fixed payments to be used exclusively for marketing and referral activities as well as certain reimbursable compensation costs. Amounts owed to the related party affiliate are recorded to Sales and marketing in the Consolidated Statements of Operations. During the year ended December 31, 2023, the Company recognized related party affiliate expense of $549, which consist of the marketing and referral activity fee of $224, reimbursable compensation cost of $273, and referral fees of $52.
In connection with the Company’s acquisition of Cloudways, the Company entered into a transition services agreement (as amended, the “Transition Services Agreement”) with Gaditek Associates (“Gaditek”). Our Chief Revenue Officer, Aaqib Gadit, is the former CEO of Cloudways and owns 14.3% of Gaditek. Fees under the Transition Services Agreement are primarily determined on a usage basis. For the years ended December 31, 2023 and 2022, the Company incurred approximately $792 and $300, respectively, in fees to Gaditek pursuant to the Transition Services Agreement. The Transition Services Agreement will expire in June 2024.
Note 17. Subsequent Events
Equity Awards
On January 17, 2024, the Company announced the hiring of Padmanabhan Srinivasan to become the Company’s CEO, effective February 12, 2024. As part of his employment agreement, Mr. Srinivasan received an RSU award valued at

$17 million, with 25% of the shares underlying the grant scheduled to vest after approximately one year from his start date and the remaining shares scheduled to vest in 12 equal quarterly installments thereafter, subject to his continuous service.
Mr. Srinivasan also received an MRSU with an estimated grant date fair value of approximately $8 million, which will vest upon the satisfaction of certain service conditions and the achievement of certain Company stock price goals during a five-year performance period, as described below. A cumulative percentage of the MRSU target will be earned based on the achievement of stock price goals, measured based on the average of the Company’s closing stock price over a consecutive 60 trading day period during the performance period as set forth in the table below:

Tranche	Company Stock Price Target	Number of MRSUs
1	$65.00	25% of Target MRSUs
2	$100.00	50% of Target MRSUs
3	$135.00	100% of Target MRSUs
4	$170.00	150% of Target MRSUs
There will be no pro-rata or straight-line interpolation vesting for achievement of a stock price target between the stock price targets, except in the event of a qualifying termination.
If the stock price targets are achieved during the first three years following the grant date (the “First Performance Period”), 50% of the MRSUs eligible to vest will vest on the third anniversary of the grant date and the remaining 50% of the eligible MRSUs will vest on the fifth anniversary of the grant date. Each tranche of MRSUs whose stock price target was not achieved during the First Performance Period that is subsequently achieved during the period between the third anniversary of the grant date and fifth anniversary of the grant date will vest on the fifth anniversary of the grant date.
2024 Share Buyback Program
On February 20, 2024, the Company’s Board of Directors approved the repurchase of up to an aggregate of $140 million of its common stock (“2024 Share Buyback Program”). Pursuant to the 2024 Share Buyback Program, repurchases of the Company’s common stock will be made at prevailing market prices through open market purchases or in negotiated transactions off the market. The repurchase program is authorized through fiscal year 2025; however, the Company is not obligated to acquire any particular amount of common stock and the program may be extended, modified, suspended or discontinued at any time at the Company’s discretion.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer, concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2023.
As previously disclosed, we identified a material weakness in our internal control over financial reporting that continued to exist as of December 31, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We did not design and maintain effective controls over the accounting for income taxes. Specifically, we did not have the appropriate skills and level of experience to assess complicated tax matters. Additionally, we did not properly identify, risk assess, design and maintain effective controls related to the income tax provision, including controls related to the evaluation of tax deductions and the impact on our tax provision. This material weakness resulted in immaterial errors to the income tax expense, deferred taxes, accrued tax liabilities and income tax disclosures which were adjusted in the Company's revised consolidated financial statements for the year ended December 31, 2022. The material weakness also resulted in material errors to the income tax expense, deferred taxes and accrued tax liabilities which were adjusted in the Company's restated consolidated financial statements for the three months ended March 31, 2023. Additionally, this material weakness could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.
We excluded Paperspace Co. from our assessment of internal control over financial reporting as of December 31, 2023 because it was acquired in a purchase business combination in 2023. The total assets and total revenues of Paperspace Co., a wholly owned subsidiary, represent 3% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
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
c.In the fourth quarter of 2023, we continued to supplement our tax resources through the use of a third-party tax advisor and intend to continue utilizing the third-party tax advisor.
d.In the fourth quarter of 2023, we continued to design and implement controls to address the identification, accounting, reporting and review of complex tax transactions.
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
Changes in Internal Control Over Financial Reporting
Except as described above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
Trading Arrangements
During the three months ended December 31, 2023, our directors and officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities as follows:
On November 21, 2023, Plato Partners LLC (an entity substantially owned by Amy Butte, a member of the Company’s board of directors) entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Butte 10b5-1 Plan”). The Butte 10b5-1 Plan contemplates the sale of up to 3,760 shares of the Company’s common stock and 5,220 shares of the Company’s common stock issuable upon the vesting of restricted stock units, which are scheduled to vest in June 2024. The Butte 10b5-1 Plan is expected to become effective on or about February 26, 2024 and is scheduled to terminate upon the earlier of the sale of all shares contemplated under the Butte 10b5-1 Plan or August 20, 2024.
ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be included in the 2024 Proxy Statement and is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in the 2024 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be included in the 2024 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in the 2024 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:
(1) Financial Statements.
Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
(2) Financial Statement Schedules.
All schedules are omitted because they are not applicable or because the required information is shown in the consolidated financial statements and accompanying notes.

(3) Exhibits.

	Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Share Purchase Agreement, dated as of August 19, 2022, by and among DigitalOcean, LLC, Cloudways Ltd., each of the shareholders of Cloudways identified on the signature pages thereto and Shareholder Representative Services LLC.	8-K	001-40252	2.1	8/23/22
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-40252	3.1	3/31/21
3.2	Amended and Restated Bylaws of the Registrant.	10-Q	001-40252	3.1	11/02/23
4.1	Form of Common Stock Certificate.	S-1	333-253483	4.1	2/25/21
4.2	Indenture, dated as of November 18, 2021, between DigitalOcean Holdings, Inc. and U.S. Bank National Association as trustee.	8-K	001-40252	4.1	11/18/21
4.3	Form of certificate representing the 0% Convertible Senior Notes due 2026.	8-K	001-40252	4.2	11/18/21
4.4	Description of Capital Stock.	10-K	001-40252	4.4	2/25/22
10.1	Amended and Restated Investors’ Rights Agreement, dated as of May 8, 2020, by and among the Registrant and certain of its stockholders.	S-1	333-253483	10.1	2/25/21
10.2	DigitalOcean Holdings, Inc. 2013 Stock Plan, as amended.	S-1	333-253483	10.2	2/25/21
10.2.1	Form of Option Agreement, Notice of Stock Option Grant and Exercise Notice under 2013 Stock Plan.	S-1	333-253483	10.2.1	2/25/21
10.2.2	Form of Restricted Stock Unit Award Agreement under 2013 Stock Plan.	S-1	333-253483	10.2.2	2/25/21
10.3	DigitalOcean Holdings, Inc. 2021 Equity Incentive Plan.	S-1/A	333-253483	10.3	3/15/21
10.3.1	Form of Option Agreement, Notice of Stock Option Grant and Exercise Notice under 2021 Equity Incentive Plan.	S-1/A	333-253483	10.3.1	3/15/21
10.3.2	Form of Restricted Stock Unit Award Agreement under 2021 Equity Incentive Plan.	S-1/A	333-253483	10.3.2	3/15/21
10.4	DigitalOcean Holdings, Inc. 2021 Employee Stock Purchase Plan.	S-1/A	333-253483	10.4	3/15/21
10.5	Amended Non-Employee Director Compensation Policy.	10-K	001-40252	10.5	2/22/23
10.6	Form of Indemnification Agreement entered into by and between the Registrant and each director and executive officer.	S-1	333-253483	10.6	2/25/21
10.7	Letter Agreement between the Registrant and Warren Adelman, dated February 12, 2024.					X
10.8	Employment Agreement between the Registrant and Padmanabhan Srinivasan, dated January 11, 2024.	8-K	001-40252	10.1	1/17/24
10.9	Employment Agreement between the Registrant and W. Matthew Steinfort, dated November 15, 2022.	8-K	001-40252	10.1	11/17/22
10.10	Employment Agreement Amendment between the Registrant and W. Matthew Steinfort, dated September 15, 2023.	8-K	001-40252	10.1	9/19/23
10.11	Employment Agreement between the Registrant and Aaqib Gadit, dated August 17, 2023.					X

10.12	Employment Agreement Amendment between the Registrant and Aaqib Gadit, dated September 15, 2023.					X
10.13	Employment Agreement between the Registrant and Yancey Spruill, dated March 8, 2021.	S-1/A	333-253483	10.7	3/15/21
10.14	Separation Agreement between the Registrant and Yancey Spruill, dated August 24, 2023.	10-Q	001-40252	10.1	11/02/23
10.15	Employment Agreement between the Registrant and William Sorenson, dated March 8, 2021.	8-K	001-40252	10.1	8/08/22
10.16	Transition Agreement between the Registrant and William Sorenson, dated August 5, 2022.	8-K	001-40252	10.2	8/08/22
10.17	Employment Agreement between the Registrant and Jeffrey Guy, dated March 8, 2021.	S-1/A	333-253483	10.9	3/15/21
10.18	Separation Agreement between the Registrant and Jeffrey Guy, dated November 16, 2023.					X
10.19	Separation Agreement between the Registrant and Megan Wood, dated January 15, 2024.					X
10.20	Second Amended and Restated Credit Agreement, dated as of February 13, 2020, between the Registrant, DigitalOcean, LLC, KeyBank National Association and the other parties thereto.	S-1	333-253483	10.8	2/25/21
10.21	Amendment No. 1 and Incremental Term Loan Assumption Agreement, dated as of March 18, 2020, between the Registrant, ServerStack, Inc., Morgan Stanley Senior Funding, Inc., KeyBank National Association and the other parties thereto.	S-1	333-253483	10.9	2/25/21
10.22	Amendment No. 2 to Credit Agreement, dated as of November 15, 2021, between DigitalOcean Holdings, Inc., DigitalOcean, LLC, the lenders party thereto and KeyBank National Association, as Administrative Agent.	8-K	001-40252	10.1	11/18/21
10.23	Third Amended and Restated Credit Agreement, dated as of March 29, 2022, between DigitalOcean Holdings, Inc., DigitalOcean, LLC, the lenders party thereto and KeyBank National Association, as Administrative Agent.	8-K	001-40252	10.1	03/30/22
21.1	List of Subsidiaries of DigitalOcean Holdings, Inc.					X
23.1	Consent of PricewaterhouseCoopers, LLP, independent registered public accounting firm.					X
23.2	Consent of Ernst & Young LLP, independent registered public accounting firm.					X
31.1	Certification of Padmanabhan Srinivasan, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of W. Matthew Steinfort, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*
Certifications of Padmanabhan Srinivasan, Chief Executive Officer, and W. Matthew Steinfort, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
						X
97.1	DigitalOcean Holdings, Inc. Incentive Compensation Recoupment Policy.					X
101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extensions Schema	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X
104	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)	X
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

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2024.
    DIGITALOCEAN HOLDINGS, INC.

By:	/s/ Padmanabhan Srinivasan
	Name:	Padmanabhan Srinivasan
	Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Padmanabhan Srinivasan	Chief Executive Officer and Director	February 21, 2024
Padmanabhan Srinivasan	(Principal Executive Officer)

/s/ W. Matthew Steinfort	Chief Financial Officer	February 21, 2024
W. Matthew Steinfort	(Principal Financial Officer)

/s/ Cherie Barrett	Chief Accounting Officer	February 21, 2024
Cherie Barrett	(Principal Accounting Officer)

/s/ Warren Adelman	Executive Chairman and Director	February 21, 2024
Warren Adelman

/s/ Pratima Arora	Director	February 21, 2024
Pratima Arora

/s/ Amy Butte	Director	February 21, 2024
Amy Butte

/s/ Warren Jenson	Director	February 21, 2024
Warren Jenson

/s/ Pueo Keffer	Director	February 21, 2024
Pueo Keffer

/s/ Christopher Merritt	Director	February 21, 2024
Christopher Merritt

/s/ Hilary Schneider	Director	February 21, 2024
Hilary Schneider