Form 10-Q
period 2024-03-31
DigitalOcean Holdings, Inc.
filed 2024-05-10
CIK 1582961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2024
OR
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
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 3, 2024, there were 91,091,324 shares of the registrant’s common stock, with a par value of $0.000025 per share, outstanding.

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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in Part I, Item 1A. “Risk Factors” and elsewhere in our Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	March 31, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$419,063	$317,236
Marketable securities	—	94,532
Accounts receivable, less allowance for credit losses of $5,811 and $5,848, respectively	63,866	62,186
Prepaid expenses and other current assets	32,884	29,040
Total current assets	515,813	502,994

Property and equipment, net	322,052	305,444
Restricted cash	1,747	1,747
Goodwill	348,322	348,322
Intangible assets, net	134,416	140,151
Operating lease right-of-use assets, net	156,002	155,201
Deferred tax assets	1,945	1,994
Other assets	5,276	5,114
Total assets	$1,485,573	$1,460,967

Current liabilities:
Accounts payable	$4,536	$3,957
Accrued other expenses	24,398	31,046
Deferred revenue	5,477	5,340
Operating lease liabilities, current	81,218	81,320
Other current liabilities	73,322	70,982
Total current liabilities	188,951	192,645

Deferred tax liabilities	3,517	3,533
Long-term debt	1,479,687	1,477,798
Operating lease liabilities, non-current	95,174	91,161
Other long-term liabilities	4,316	9,528
Total liabilities	1,771,645	1,774,665
Commitments and Contingencies (Note 8)

Preferred stock ($0.000025 par value per share; 10,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023)	—	—
Common stock ($0.000025 par value per share; 750,000,000 shares authorized; 91,264,101 and 90,243,442 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)	2	2
Additional paid-in capital	44,615	30,989
Accumulated other comprehensive loss	(591)	(452)
Accumulated deficit	(330,098)	(344,237)
Total stockholders’ deficit	(286,072)	(313,698)

Total liabilities and stockholders’ deficit	$1,485,573	$1,460,967
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2024	2023
Revenue	$184,730	$165,134
Cost of revenue	72,644	71,879
Gross profit	112,086	93,255
Operating expenses:
Research and development	33,971	38,272
Sales and marketing	20,804	18,231
General and administrative	45,773	48,939
Restructuring and other charges	—	20,869
Total operating expenses	100,548	126,311

Income (loss) from operations	11,538	(33,056)

Other income (expense):
Interest expense	(2,304)	(2,189)
Interest income and other income, net	5,021	7,394
Other income, net	2,717	5,205

Income (loss) before income taxes	14,255	(27,851)
Income tax (expense) benefit	(116)	11,481
Net income (loss) attributable to common stockholders	$14,139	$(16,370)
Net income (loss) per share attributable to common stockholders
Basic	$0.16	$(0.17)
Diluted	$0.15	$(0.17)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders
Basic	90,794	95,565
Diluted	93,787	95,565
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net income (loss) attributable to common stockholders	$14,139	$(16,370)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes	(151)	126
Unrealized gain on marketable securities, net of taxes	12	1,243
Other comprehensive income (loss)	(139)	1,369
Comprehensive income (loss)	$14,000	$(15,001)
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Compreh-ensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2023	90,243,442	$2	$30,989	$(452)	$(344,237)	$(313,698)
Issuance of common stock under equity incentive plan, net of taxes withheld	1,220,917	—	(1,888)	—	—	(1,888)
Repurchase and retirement of common stock	(200,258)	—	(7,795)	—	—	(7,795)
Excise taxes related to repurchase of common stock	—	—	(78)	—	—	(78)
Stock-based compensation	—	—	23,387	—	—	23,387
Other comprehensive loss	—	—	—	(139)	—	(139)
Net Income attributable to common stockholders	—	—	—	—	14,139	14,139
Balance at March 31, 2024	91,264,101	$2	$44,615	$(591)	$(330,098)	$(286,072)

	Common Stock		Additional Paid-In Capital	Accumulated Other Compreh-ensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2022	96,732,507	$2	$263,957	$(2,048)	$(214,342)	$47,569
Issuance of common stock under equity incentive plan, net of taxes withheld	1,011,034	—	1,461	—	—	1,461
Repurchase and retirement of common stock	(7,759,973)	—	(265,901)	—	—	(265,901)
Excise taxes related to repurchase of common stock	—	—	(2,659)	—	—	(2,659)
Stock-based compensation	—	—	31,923	—	—	31,923
Other comprehensive income	—	—	—	1,369	—	1,369
Net loss attributable to common stockholders	—	—	—	—	(16,370)	(16,370)
Balance at March 31, 2023	89,983,568	$2	$28,781	$(679)	$(230,712)	$(202,608)

See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net income (loss) attributable to common stockholders	$14,139	$(16,370)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,887	28,913
Stock-based compensation	22,877	31,531
Provision for expected credit losses	4,175	3,987
Operating lease right-of-use assets and liabilities, net	3,300	9,523
Net accretion of discounts and amortization of premiums on investments	2,569	(3,436)
Non-cash interest expense	1,993	1,983
Loss on impairment of long-lived assets	—	553
Deferred income taxes	—	1,589
Other	(53)	590
Changes in operating assets and liabilities:
Accounts receivable	(5,855)	(5,125)
Prepaid expenses and other current assets	(2,744)	(2,568)
Accounts payable and accrued expenses	(3,260)	(11,031)
Deferred revenue	137	(535)
Other assets and liabilities	(2,472)	(3,389)
Net cash provided by operating activities	66,693	36,215

Investing activities
Capital expenditures - property and equipment	(43,665)	(23,314)
Capital expenditures - internal-use software development	(1,563)	(1,794)
Cash paid for asset acquisitions	—	(2,500)
Purchase of marketable securities	—	(195,910)
Maturities of marketable securities	91,675	331,581
Purchased interest on marketable securities	—	(113)
Proceeds from sale of equipment	—	6
Net cash provided by investing activities	46,447	107,956

Financing activities
Proceeds related to the issuance of common stock under equity incentive plan	5,674	5,535
Principal repayments of finance leases	(1,359)	—
Employee payroll taxes paid related to net settlement of equity awards	(6,792)	(3,864)
Repurchase and retirement of common stock	(8,770)	(265,901)
Net cash used in financing activities	(11,247)	(264,230)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(66)	(29)
Increase (decrease) in cash, cash equivalents and restricted cash	101,827	(120,088)
Cash, cash equivalents and restricted cash - beginning of period	318,983	151,807
Cash, cash equivalents and restricted cash - end of period	$420,810	$31,719

See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

Supplemental disclosures of cash flow information:
Cash paid for interest	$172	$126
Cash paid for taxes, net of refunds	997	393
Operating cash flows paid for operating leases	18,095	16,579
Non-cash investing and financing activities:
Capitalized stock-based compensation	$510	$392
Property and equipment received but not yet paid, included in Accounts payable and Accrued other expenses	2,500	20,437
Operating right-of-use assets obtained in exchange for operating lease liabilities	24,797	48,597
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Note 1. Nature of the Business and Organization
DigitalOcean Holdings, Inc. and its subsidiaries (collectively, the “Company”, “we”, “our”, “us”) is a leading cloud computing platform offering on-demand infrastructure, platform and software tools for startups and growing technology businesses. The Company was founded with the guiding principle that the transformative benefits of the cloud should be easy to leverage, broadly accessible, reliable and affordable. The Company’s platform simplifies cloud computing, enabling its customers to rapidly accelerate innovation and increase their productivity and agility. The Company offers mission-critical solutions across Infrastructure-as-a-Service (“IaaS”), including Droplet virtual machines, storage and networking offerings; Platform-as-a-Service (“PaaS”), including Managed Database and Managed Kubernetes offerings; Software-as-a-Service (“SaaS”), including Managed Hosting and Marketplace offerings; and artificial intelligence and machine learning (“AI/ML”), including Machines, Notebooks and Deployments offerings.
The Company has adopted a holding company structure and the primary operations are performed globally through its wholly owned operating subsidiaries.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include accounts of the Company and all wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of March 31, 2024, results of operations for the three months ended March 31, 2024 and 2023, cash flows for the three months ended March 31, 2024 and 2023, and stockholders' deficit for the three months ended March 31, 2024 and 2023.
Use of Estimates
The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make, on an ongoing basis, estimates, judgments and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Such estimates include, but are not limited to, those related to revenue recognition, accounts receivable and related reserves, useful lives and realizability of long lived assets, capitalized internal-use software development costs, accounting for stock-based compensation including estimation of the probability of performance vesting conditions, the incremental borrowing rate used to determine lease liabilities, valuation allowances against deferred tax assets, fair value of financial instruments, and the fair value and useful lives of tangible and intangible assets acquired and liabilities assumed resulting from business combinations. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
Restricted Cash
The following table reconciles cash, cash equivalents and restricted cash per the Condensed Consolidated Statements of Cash Flows:

	March 31,
	2024	2023
Cash and cash equivalents	$419,063	$20,872
Restricted cash included in Prepaid expenses and other current assets(1)	—	9,100
Restricted cash(2)	1,747	1,747
Total cash, cash equivalents and restricted cash	$420,810	$31,719
___________________
(1)Includes contingent compensation related to the Cloudways Ltd. (“Cloudways”) acquisition, which was paid on September 1, 2023.
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
The following table presents the changes in our allowance for expected credit losses for the period presented:

Amount
Balance as of December 31, 2023	$5,848
Provision for expected credit losses	4,175
Write-offs and other	(4,212)
Balance as of March 31, 2024	$5,811
Deferred Revenue
Deferred revenue was $5,477 and $5,340 as of March 31, 2024 and December 31, 2023, respectively. Revenue recognized during the three months ended March 31, 2024 and 2023 was $2,112 and $2,118, respectively, which was included in each deferred revenue balance at the beginning of each respective period.
Segment Information
The Company’s chief operating decision maker, the chief executive officer (“CEO”), reviews discrete financial information presented on a consolidated basis for purposes of regularly making operating decisions, allocation of resources, and assessing financial performance. Accordingly, the Company has one operating and reporting segment.
Geographical Information
Revenue, as determined based on the billing address of the Company’s customers, was as follows:

	Three Months Ended
	March 31,
	2024	2023
North America	37%	38%
Europe	29	29
Asia	24	23
Other	10	10
Total	100%	100%
Revenue derived from customers in the United States was 30% and 31% of total revenue for the three months ended March 31, 2024 and 2023, respectively.

Long-lived assets include property and equipment and leases. The geographic locations of the Company’s long-lived assets, net, based on physical location of the assets is as follows:

	March 31, 2024	December 31, 2023
United States	$269,188	$233,557
Singapore	38,639	43,425
Germany	54,881	62,224
Netherlands	42,367	46,170
Other	72,979	75,269
Total	$478,054	$460,645
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
The Company’s customer base consists of a significant number of geographically dispersed customers. No customer represented 10% or more of accounts receivable, net as of March 31, 2024 and December 31, 2023. Additionally, no customer accounted for 10% or more of total revenue during the three months ended March 31, 2024 and 2023.
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
Note 3. Acquisitions, Goodwill and Intangible Assets
Paperspace Co.
On July 5, 2023 (the “Paperspace Acquisition Date”), the Company consummated a business combination acquiring 100% of Paperspace Co. (“Paperspace”) for total cash consideration of $100,399. Included in the consideration paid is a contribution of $11,100 to an escrow account held by a third party on the Paperspace Acquisition Date to support certain post-closing indemnification obligations.
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
The determination and allocation of total consideration is based on estimates of fair value. Measurement period adjustments, if any, will be recognized in the reporting period in which the adjustment amounts are determined within twelve months from the Paperspace Acquisition Date. As of March 31, 2024, the purchase price allocation for Paperspace remains open as the Company gathers additional information in relation to its assessment of tax related items.
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
Unaudited Pro Forma Financial Information
The unaudited pro forma information below summarizes the combined results of the Company and Paperspace as if the Company’s acquisition of Paperspace closed on January 1, 2022 but does not necessarily reflect the combined actual results of operations of the Company and Paperspace that would have been achieved, nor are they necessarily indicative of future results of operations. The unaudited pro forma information reflects certain adjustments that were directly attributable to the acquisition of Paperspace, including additional amortization of acquired assets and the timing of nonrecurring acquisition and integration related costs, and other adjustments the Company believes are reasonable for the pro forma presentation. If Paperspace had been acquired on January 1, 2022, it would not have had a material impact to revenue for the three months ended March 31, 2023.

Pro Forma for the Three Months Ended March 31,
2023
Net loss	$21,200
Contingent Compensation for Acquisitions
Contingent compensation represents compensation for post-combination services because the payments are contingent on continuing employment of the Paperspace founders, Cloudways seller, and Snapshooter Limited founder at each payment date. Contingent compensation costs related to payments due to certain Paperspace founders for $10,120, of which $5,060 will be earned on July 5, 2024, and $1,265 will be earned quarterly thereafter through July 5, 2025.
Contingent compensation costs related to payments due to a Cloudways seller for $38,830, of which $16,851 was earned and paid on September 1, 2023, $7,326 was earned and paid on March 1, 2024, and $7,326 will be earned on September 1, 2024 and March 1, 2025.
Contingent compensation costs related to payments due to a SnapShooter Limited founder for $1,000 was earned and paid during the three months ended March 31, 2024.
Note 4. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents, on the Condensed Consolidated Balance Sheets as of December 31, 2023. As of March 31, 2024, the Company reallocated its marketable securities to money market funds due to the more favorable yields.

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$69,456	$6	$(6)	$69,456
Commercial paper	25,088	—	(12)	25,076
Total Marketable securities	$94,544	$6	$(18)	$94,532
Interest income from investments was $5,274 and $7,670 for the three months ended March 31, 2024 and 2023, respectively.
Note 5. Fair Value Measurements
The fair value of our financial assets measured on a recurring basis is as follows:

	March 31, 2024
	Level I	Level II	Total
Cash and cash equivalents:
Cash	$44,301	$—	$44,301
Money market funds	374,762	—	374,762
Total Cash and cash equivalents	$419,063	$—	$419,063

	December 31, 2023
	Level I	Level II	Total
Cash and cash equivalents:
Cash	$54,871	$—	$54,871
Money market funds	262,365	—	262,365
Total Cash and cash equivalents	$317,236	$—	$317,236

Marketable securities:
U.S. treasury securities	$69,456	$—	$69,456
Commercial paper	—	25,076	25,076
Total Marketable securities	$69,456	$25,076	$94,532
The Company classifies its highly liquid money market funds and U.S. treasury securities within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its commercial paper and corporate debt securities within Level 2 because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded. The Company had no Level 3 financial assets as of March 31, 2024 and December 31, 2023.
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

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Notes	$1,479,687	$1,261,500	$1,477,798	$1,235,625
The carrying value of the Convertible Notes as of March 31, 2024 and December 31, 2023 was net of unamortized debt issuance costs of $20,313 and $22,202, respectively.
The total fair value of the Convertible Notes was determined based on the closing trading price as of the last day of trading for the period. The Company considers the fair value to be a Level 2 valuation due to the limited trading activity.
Note 6. Balance Sheet Details

Property and equipment, net
Property and equipment, net consisted of the following:

	March 31, 2024	December 31, 2023
Computers and equipment	$671,694	$657,505
Furniture and fixtures	1,511	1,511
Leasehold improvements	6,820	6,820
Internal-use software	86,360	84,279
Equipment under finance leases	12,234	11,938
Property and equipment, gross	$778,619	$762,053

Less: accumulated depreciation	$(381,457)	$(387,083)
Less: accumulated amortization	(75,110)	(69,526)
Property and equipment, net	$322,052	$305,444
Depreciation expense on property and equipment was $24,638 and $22,372 for the three months ended March 31, 2024 and 2023, respectively.
The Company capitalized costs related to the development of computer software for internal use of $2,072 and $2,199 for the three months ended March 31, 2024 and 2023, respectively, which is included in internal-use software costs within Property and equipment, net. Amortization expense related to internal-use software was $1,514 and $2,750 for the three months ended March 31, 2024 and 2023, respectively.
During the three months ended March 31, 2023, the Company recorded an impairment loss of $553 related to software that is no longer being used. No such loss was recorded for the three months ended March 31, 2024. This impairment loss is included in Cost of revenue and Research and development on the Condensed Consolidated Statements of Operations.
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
At March 31, 2024, the Company had available borrowing capacity of $250,000 on the Credit Facility. The Credit Facility will mature on the earlier of (a) March 29, 2027 and (b) 90 days before the maturity date applicable to any outstanding convertible notes issued by the Company in an aggregate principal amount equal to or greater than $100,000.

The Credit Facility is secured by a first-priority security interest in substantially all of the assets of the Company. The Credit Facility contains certain financial and operational covenants, including a maximum senior secured net leverage ratio financial covenant of 3.50x. As of March 31, 2024, the Company was in compliance with all covenants under the Credit Facility.
The per annum interest rate applicable to any principal amounts outstanding under the Credit Facility for U.S. Dollar loans will be equal to (i) Adjusted Term SOFR plus (ii) an applicable margin varying from 1.25% to 2.00%, subject to a pricing grid based on the senior secured net leverage ratio. The Credit Facility provides for an annual commitment fee varying from 0.20% to 0.30%, also subject to a pricing grid based on the senior secured net leverage ratio, applied to the average daily unused amount of the revolving credit facility. The Company incurred commitment fees on the unused balance of the Credit Facility of $126 and $125 for the three months ended March 31, 2024 and 2023, respectively.
Amortization of deferred financing fees was $105 for both the three months ended March 31, 2024 and 2023.
Convertible Notes
In November 2021, the Company issued $1,500,000 aggregate principal amount of Convertible Notes in a private offering, including the exercise in full of the over-allotment option granted to the initial purchasers of $200,000. The Convertible Notes are senior unsecured obligations of the Company and do not bear interest, and the principal amount of the Convertible Notes does not accrete. The Convertible Notes will mature on December 1, 2026 unless earlier converted, redeemed, or repurchased. Amortization of deferred financing fees for the three months ended March 31, 2024 and 2023 was $1,888 and $1,879, respectively.
During the three months ended March 31, 2024, none of the circumstances allowing holders to convert the Convertible Notes were met.
Note 8. Commitments and Contingencies
Purchase Commitments
As of March 31, 2024, the Company had long-term commitments for bandwidth usage with various networks and internet service providers and entered into purchase orders with various vendors. The Company’s purchase commitments have not materially changed since December 31, 2023.
Letters of Credit
In conjunction with the execution of certain office space operating leases, a letter of credit in the amount of $1,747 was issued and outstanding as of March 31, 2024 and December 31, 2023. No draws have been made under the letter of credit. These funds are included as Restricted cash on the Condensed Consolidated Balance Sheets as they are related to long-term operating leases and are included in beginning and ending Cash, cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows. The letter of credit was reduced on an annual basis until the end of 2022 and, beginning January 1, 2023, the deposit currently held is the minimum threshold required until the lease expiration.
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
On September 12, 2023, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former executive officers for alleged violations of the U.S. federal securities laws. The complaint in the lawsuit, captioned Agarwal v. DigitalOcean Holdings, Inc., et. al. (Case 1:23-cv-08060), asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a proposed class consisting of those who acquired common stock of the Company between February 16, 2023 and August 25, 2023 (the “Putative Class Period”), and alleged that the Company made materially false and misleading statements regarding its business during the Putative Class Period. On January 3, 2024, the plaintiff in the federal class action lawsuit voluntarily dismissed the action without prejudice.
On December 12, 2023 and December 14, 2023, respectively, the Company was named a nominal defendant in two putative stockholder derivative actions filed in the United States District Court for the District of Delaware against its directors and its former chief executive officer and member of the board. The complaints in the two lawsuits, captioned

Flanagan v. Spruill, et al. (Case No. 1:23-cv-01424-RGA) and Reynolds v. Spruill, et al. (Case No. 1:23-cv-01433-RGA), alleged, among other things, violations of federal law and breaches of fiduciary duty, in relation to substantially the same factual allegations as the above-described federal class action lawsuit captioned Agarwal v. DigitalOcean Holdings, Inc., et. al. (Case 1:23-cv-08060). On January 12, 2024, the two cases were consolidated. On February 7, 2024, the consolidated action was voluntarily dismissed without prejudice.
Note 9. Stockholders’ Equity
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
During the three months ended March 31, 2024, the Company repurchased and retired 200,258 shares of common stock pursuant to the 2024 Share Buyback Program for an aggregate purchase price of $7,795, which excludes the 1% excise tax of $78 imposed under the Inflation Reduction Act. All purchased shares were retired and are reflected as a reduction of Common stock for the par value of shares, with the excess applied to Additional paid-in capital. As of March 31, 2024, the dollar value of shares that remained available to be repurchased by the Company under the 2024 Share Buyback Program was $132,205.
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
Stock Options
Stock options granted have a maximum term of ten years from the grant date, are exercisable upon vesting and typically vest over a period of four years. Stock option activity for the three months ended March 31, 2024 was as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Life in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2024	3,289,019	$9.43	4.17	$89,671
Exercised	(823,221)	6.93
Forfeited or cancelled	(16,712)	18.22
Outstanding at March 31, 2024	2,449,086	$10.18	4.85	$68,577
Vested and exercisable at March 31, 2024	2,256,650	9.60	4.70	64,502
Vested and unvested expected to vest at March 31, 2024	2,439,890	$10.15	4.84	$68,388
The aggregate intrinsic value represents the difference between the fair value of common stock and the exercise price of outstanding in-the-money options. The aggregate intrinsic value of exercised options for the three months ended March 31, 2024 and 2023 was $24,426 and $21,037, respectively.
No options were granted during the three months ended March 31, 2024 and 2023. The aggregate estimated fair value of stock options granted to participants that vested during the three months ended March 31, 2024 and 2023 was $2,020 and $3,836, respectively.

As of March 31, 2024, there was $3,384 of unrecognized stock-based compensation related to outstanding stock options granted that is expected to be recognized over a weighted-average period of 0.63 years.
RSUs
RSUs granted typically vest over four years. RSU activity for the three months ended March 31, 2024 was as follows:

	Shares	Weighted-Average Fair Value
Unvested balance at January 1, 2024	6,308,499	$36.07
Granted	1,432,970	38.86
Vested	(501,216)	37.81
Forfeited or cancelled	(585,633)	37.49
Unvested balance at March 31, 2024	6,654,620	36.40
Vested and expected to vest at March 31, 2024	5,177,654	$36.53
As of March 31, 2024, there was $174,375 of unrecognized stock-based compensation related to outstanding RSUs granted that is expected to be recognized over a weighted-average period of 2.97 years.
PRSUs
The Company has issued PRSUs which will vest based on the achievement of each award’s established performance targets. PRSU activity for the three months ended March 31, 2024 was as follows:

	Shares	Weighted-Average Fair Value
Unvested balance at January 1, 2024	537,715	$35.25
Vested	(84,311)	54.07
Forfeited or cancelled	(98,833)	31.75
Adjusted by performance factor	(305,948)	31.75
Unvested balance at March 31, 2024	48,623	$31.75
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
LTIP PRSUs
The Company grants Long Term Incentive Plan (“LTIP”) PRSUs to certain executives of the Company typically during the first fiscal quarter of each fiscal year. A percentage of the LTIP PRSUs will become eligible to vest based on the Company’s financial performance level at the end of each fiscal year. The number of LTIP PRSUs received will depend on the achievement of financial metrics relative to the approved performance targets. Depending on the actual financial metrics achieved relative to the target financial metrics throughout the defined performance period of the award, the number of LTIP PRSUs that vest could range from 0% to 200% of the target amount and are subject to the Compensation Committee’s approval of the level of achievement against the approved performance targets.
Assuming the minimum performance level is achieved, one-third of the aggregate number of the achieved LTIP PRSUs shall vest on the later of (i) March 1 of the year after grant or (ii) two trading days following the public release of the Company’s financial results, and the remainder shall vest in 8 equal quarterly installments subject, in each case, to the individual’s continuous service through the applicable vesting date.
On March 1, 2023, the Company granted an LTIP PRSU award (the “2023 LTIP PRSU”). The financial performance level under the PRSUs was the percentage equal to the sum of the revenue growth percentage and profitability percentage, which on February 21, 2024, was determined to be achieved at 38.5% of the target amount. This resulted in a performance factor reduction of 305,948 shares from the original maximum shares achievable of 378,882, excluding forfeitures.

On April 11, 2024, the Company granted an LTIP PRSU award (the “2024 LTIP PRSU”). The financial performance level under the PRSUs can be attained based on the achievement of certain revenue and adjusted free cash flow margin targets. Under the 2024 LTIP PRSU, 75% of the award can be achieved based on the revenue targets and 25% of the award can be achieved based on the adjusted free cash flow margin targets. The target shares granted under the 2024 LTIP PRSU was 84,472. The actual number of shares that are received under the 2024 LTIP PRSU may be higher or lower than the target shares based on the actual financial metrics achieved relative to the target financial metrics for fiscal year 2024.
There is $608 of unrecognized stock-based compensation that is expected to be recognized over a weighted-average period of 2 years in regards to the LTIP PRSUs.
MRSUs
On February 12, 2024, Padmanabhan Srinivasan joined the Company in the role of CEO. As part of his compensation package, Mr. Srinivasan received an MRSU with an estimated grant date fair value of approximately $8 million, which will vest upon the satisfaction of certain service conditions and the achievement of certain Company stock price goals during a five-year performance period, as described below. A cumulative percentage of the MRSU target will be earned based on the achievement of stock price goals, measured based on the average of the Company’s closing stock price over a consecutive 60 trading day period during the performance period as set forth in the table below:

Tranche	Company Stock Price Target	Total Payout
1	$65.00	25% of Target MRSUs
2	$100.00	50% of Target MRSUs
3	$135.00	100% of Target MRSUs
4	$170.00	150% of Target MRSUs
The target number of achievable shares is 193,178 and the maximum number of achievable shares is 289,767. There will be no pro-rata or straight-line interpolation vesting for achievement of a stock price target between the stock price targets, except in the event of a qualifying termination.
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
The unvested balance of 3,000,000 shares related to the former CEO’s MRSU were forfeited and canceled during the three months ended March 31, 2024. There was no unrecognized stock-based compensation related to the former CEO’s MRSU awards.
As of March 31, 2024, there was $7,720 unrecognized stock-based compensation related to the MRSUs granted remaining to be recognized.
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

2023 Offering
A new offering period commenced on November 21, 2023, and consists of two purchase periods, the first of which will have a purchase date of May 20, 2024 and the second and final purchase will have a purchase date of November 20, 2024 (the “2023 Offering”).
During the three months ended March 31, 2024 and 2023, the Company recorded stock-based compensation associated with the ESPP of $463 and $625, respectively. As of March 31, 2024, $1,633 has been withheld on behalf of employees.

Stock-Based Compensation
Stock-based compensation was included in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended
	March 31,
	2024	2023
Cost of revenue	$522	$392
Research and development	9,386	9,590
Sales and marketing	3,781	3,332
General and administrative	9,188	14,280
Restructuring and other charges	—	3,937
Total	$22,877	$31,531
Note 11. Net Income (Loss) per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2024	2023
Basic net income (loss) per share:
Numerator:
Net income (loss) attributable to common stockholders	$14,139	$(16,370)
Denominator:
Weighted average shares used to compute net income (loss) per share	90,794	95,565
Basic net income (loss) per share attributable to common stockholders	$0.16	$(0.17)

Diluted net income (loss) per share:
Numerator:
Net income (loss) attributable to common stockholders	$14,139	$(16,370)
Denominator:
Number of shares used in basic calculation	90,794	95,565
Weighted-average effect of diluted securities:
Stock Options	1,931	—
RSUs	979	—
PRSUs	83	—
Number of shares used in diluted calculation	93,787	95,565
Diluted net income (loss) per share attributable to common stockholders	$0.15	$(0.17)
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Stock Options	16	46
RSUs	2,009	1,456
PRSUs	—	15
Convertible Notes	8,403	8,403
Total	10,428	9,920

Note 12. Income Taxes
The computation of the provision for, or benefit from, income taxes for an interim period is determined using an estimated annual effective tax rate, adjusted for discrete items, if any. Each quarter, the Company updates the estimated annual effective tax rate and records a year-to-date adjustment to the tax provision as necessary.
For the three months ended March 31, 2024, the Company recorded a tax expense of $116. The effective tax rate for the three months ended March 31, 2024 was 0.8%. The effective tax rate differs from the statutory rate primarily as a result of having a full valuation allowance in the U.S. and the mix of income in the foreign jurisdictions in which the Company conducts business, and excess tax benefits from stock-based compensation.
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
The Organization for Economic Co-operation and Development Pillar Two guidelines published to date include transition and safe harbor rules around the implementation of the Pillar Two global minimum tax of 15%. Based on current enacted legislation effective in 2024, the Company is currently below the threshold of Pillar Two tax. The Company is monitoring developments and evaluating the impacts these new rules will have on its future income tax provision and effective income tax rate.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be considered together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023. This discussion, particularly information with respect to our outlook, key trends and uncertainties, our plans and strategy for our business, and our performance and future success, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Actual results could differ materially from those discussed below.
Overview
DigitalOcean is a leading cloud computing platform offering on-demand infrastructure and platform tools for startups and growing technology businesses. We were founded with the guiding principle that the transformative benefits of the cloud should be easy to leverage, broadly accessible, reliable and affordable. Our platform simplifies cloud computing, enabling our customers to rapidly accelerate innovation and increase their productivity and agility.
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
As of March 31, 2024, we had approximately 637,000 Learners, Builders and Scalers using our platform to build, deploy and scale applications. We view Learners, Builders and Scalers as the most appropriate measure of our customer population, and Testers have therefore been excluded from the total customer population count.

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
We offer mission-critical solutions across Infrastructure-as-a-Service (IaaS), including our Droplet virtual machines, storage and networking offerings; Platform-as-a-Service (PaaS), including our Managed Database and Managed Kubernetes offerings; Software-as-a-Service (SaaS), including our Managed Hosting and Marketplace offerings; and AI/ML, including our Machines, Notebooks and Deployments offerings. Our cloud platform was designed with simplicity in mind to ensure that startups and growing technology businesses can spend less time managing their infrastructure and more time building innovative applications that drive business growth. Improving the developer experience and increasing productivity are core to our mission. In just minutes, developers can set up thousands of virtual machines, secure their projects, enable performance monitoring and scale up and down as needed.
We generate revenue from the usage of our cloud computing platform by our customers. We recognize revenue based on the customer utilization of our offerings. Our pricing is primarily consumption-based and billed monthly in arrears, making it easy for our customers to track usage on an ongoing basis and optimize their deployments.
We have a highly efficient self-service customer acquisition model, which we complement with a sales force focused on inside sales, targeted outside sales and partnership opportunities to drive revenue growth. Our model enables customers to get started on our platform very quickly and without the need for assistance. We focus heavily on enabling a self-service, low-friction model that makes it easy for users to try, adopt and use our products. For each of the three months ended March 31, 2024 and 2023, our sales and marketing expense was approximately 11% of our revenue. The efficiency of our go-to-market model and our focus on the needs of startups and growing technology businesses has enabled us to drive organic growth and establish a truly global customer base across a broad range of industries.
Our customers are spread across approximately 190 countries and around two-thirds of our revenue has historically come from customers located outside the United States. For the three months ended March 31, 2024, 37% of our revenue was generated from North America, 29% from Europe, 24% from Asia and 10% from the rest of the world.
Our average revenue per customer (consisting of the aggregate revenue and customer counts for our Learners, Builders and Scalers, but excluding revenue and customer counts for Testers), or ARPU, has increased from $88.35 in the quarter ended March 31, 2023 to $95.13 in the quarter ended March 31, 2024. We had no material customer concentration as our top 25 customers made up approximately 7% of our revenue in each of the three months ended March 31, 2024 and 2023. Our annual run-rate revenue, or ARR, as of March 31, 2024 was $749 million, up from $669 million as of March 31, 2023. ARR as of the end of each month represents total revenue for that month multiplied by 12.
Growing our Builders and Scalers is a critical focus for us, and we have successfully increased the number of these customers and their percentage of our total revenue. We had approximately 17,000 Scalers as of March 31, 2024, up from approximately 15,000 as of March 31, 2023. We had approximately 140,000 Builders as of March 31, 2024, up from approximately 131,000 as of March 31, 2023. Revenue from Builders and Scalers increased 9% and 15%, respectively, for the three months ended March 31, 2024 from the three months ended March 31, 2023. Revenue from Builders and Scalers as a percentage of total revenue was 87% in the three months ended March 31, 2024 and 86% in the three months ended March 31, 2023.
Key Factors Affecting Our Performance
Increasing Importance of Cloud Computing and Developers
Our future success depends in large part on the continuing adoption of cloud computing, proliferation of cloud-native start ups and businesses and the increasing importance of developers, all of which are driving the adoption of our developer cloud platform. We believe our market opportunity is large and that these factors will continue to drive our growth.

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

Key Business Metrics
We utilize the key metrics set forth below to help us evaluate our business and growth, identify trends, formulate financial projections and make strategic decisions. We are not aware of any uniform standards for calculating these key metrics, and other companies may not calculate similarly titled metrics in a consistent manner, which may hinder comparability. The table below includes the impact of our acquisitions beginning in the period in which they were acquired with respect to the metrics disclosed.

	Three Months Ended March 31,
	2024	2023
Learners(1)	479,387	467,600
Builders(1)	140,306	131,109
Scalers(1)	17,243	15,398
ARPU	$95.13	$88.35
ARR (in millions)	$749	$669
Net dollar retention rate	97%	107%
______________
(1)Customer count
Learners, Builders & Scalers
While we believe the total number of these customers is an important indicator of the growth of our business and future revenue opportunity, the trends relating to our Builders and Scalers is of particular importance to us as these customers represent a significant majority of our revenue and revenue growth, and they are representative of the startup and growing technology business customers that grow on our platform and use multiple products.
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
We intend to continue to invest additional resources in our infrastructure to support our product portfolio and the scalability of our customer base. The level, timing and relative investment in our infrastructure could affect our cost of revenue in the future.
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
Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended
	March 31,
	2024	2023

	(in thousands)
Revenue	$184,730	$165,134
Cost of revenue(1)	72,644	71,879
Gross profit	112,086	93,255
Operating expenses:
Research and development(1)	33,971	38,272
Sales and marketing(1)	20,804	18,231
General and administrative(1)	45,773	48,939
Restructuring and other charges(1)	—	20,869
Total operating expenses	100,548	126,311

Income (loss) from operations	11,538	(33,056)
Other income, net	2,717	5,205
Income (loss) before income taxes	14,255	(27,851)
Income tax (expense) benefit	(116)	11,481
Net income (loss) attributable to common stockholders	$14,139	$(16,370)
___________________
(1)    Includes stock-based compensation as follows:

	Three Months Ended
	March 31,
	2024	2023

	(in thousands)
Cost of revenue	$522	$392
Research and development	9,386	9,590
Sales and marketing	3,781	3,332
General and administrative	9,188	14,280
Restructuring and other charges	—	3,937
Total stock-based compensation	$22,877	$31,531

The following table sets forth our results of operations as a percentage of revenue for the periods presented:

	Three Months Ended
	March 31,
	2024	2023
Revenue	100%	100%
Cost of revenue	39	44
Gross profit	61	56
Operating expenses:
Research and development	18	23
Sales and marketing	11	11
General and administrative	25	30
Restructuring and other charges	—	13
Total operating expenses*	54	76

Income (loss) from operations	6	(20)
Other income, net	1	3
Income (loss) before income taxes	8	(17)
Income tax (expense) benefit	—	7
Net income (loss) attributable to common stockholders*	8%	(10)%
*May not foot due to rounding
Comparison of the Three Months Ended March 31, 2024 and 2023
Revenue

	Three Months Ended March 31,
	2024	2023	$ Change	% Change

	(in thousands)
Revenue	$184,730	$165,134	$19,596	12%
Revenue increased $19.6 million, or 12%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to contributions from acquiring new customers, and increases in utilization from the existing customer base, our Managed Hosting offering and our AI/ML offerings. The increase in our existing customer base was primarily driven by an 8% increase in ARPU to $95.13 from $88.35, and a 13% increase in revenue from Builders and Scalers. The increase in ARPU was primarily driven by continued adoption of our products by our customers leading to higher average usage on our platform.
Cost of Revenue

	Three Months Ended March 31,
	2024	2023	$ Change	% Change

	(in thousands)
Cost of revenue	$72,644	$71,879	$765	1%
Cost of revenue increased $0.8 million, or 1%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase is primarily due to increases in amortization from acquired finance leases and acquired developed technology and in various other expenses, partially offset by decreases in ancillary equipment and bandwidth expenses due to a reduction in our consumption from certain vendors. Gross profit increased to 61% for the three months ended March 31, 2024 from 56% for the three months ended March 31, 2023, primarily due to a decrease in ancillary equipment and bandwidth expenses as a percentage of revenue.

Operating Expenses

	Three Months Ended March 31,
	2024	2023	$ Change	% Change

	(in thousands)
Research and development	$33,971	$38,272	$(4,301)	(11)%
Sales and marketing	20,804	18,231	2,573	14%
General and administrative	45,773	48,939	(3,166)	(6)%
Restructuring and other charges	—	20,869	(20,869)	(100)%
Total operating expenses	$100,548	$126,311	$(25,763)	(20)%
Research and development expenses decreased $4.3 million, or 11%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease is largely due to a reduction in personnel costs primarily relating to the restructuring we announced in February 2023, and decreases in amortization of capitalized software and acquired intangibles, and in other expenses.
Sales and marketing expenses increased $2.6 million, or 14% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase is primarily due to increases in affiliate fees, advertising expenses, amortization of acquired intangible assets, and stock-based compensation, partially offset by decreases in personnel costs.
General and administrative expenses decreased $3.2 million, or 6%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease is primarily due to a reduction in stock-based compensation largely as a result of the departure of our former CEO, and decreases in deferred compensation and business insurance, partially offset by increases in costs relating to the executive reorganization, professional service fees, and personnel costs.
There were $20.9 million in Restructuring and other charges during the three months ended March 31, 2023 and no such charges during the three months ended March 31, 2024. These charges were primarily due to one-time severance and benefit payments, as well as stock-based compensation related to vesting of certain equity awards in connection with the restructuring we announced in February 2023 which was substantially completed by the third quarter of 2023.
Other Income, net

	Three Months Ended March 31,
	2024	2023	$ Change	% Change

	(in thousands)
Other income, net	$2,717	$5,205	$(2,488)	(48)%
Other income, net decreased $2.5 million, or 48%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to the maturity of interest bearing marketable securities in order to fund our share repurchases throughout 2023 and into 2024.
Income Tax Expense

	Three Months Ended March 31,
	2024	2023	$ Change	% Change

	(in thousands)
Income tax (expense) benefit	$(116)	$11,481	$(11,597)	(101)%
Income tax expense increased $11.6 million, or 101%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily as a result of U.S. pre-tax losses creating a tax benefit in 2023 as compared to U.S. pre-tax income creating a tax expense in 2024.

Liquidity and Capital Resources
We have funded our operations since inception primarily with cash flow generated by operations, private offerings of our equity and debt securities, borrowings under our existing credit facility and capital expenditure financings. Cash provided from these sources is used primarily for operating expenses, such as personnel and co-location costs, and capital expenditures, including our investments in AI/ML and core product offerings. From time to time, we may also use excess cash for share repurchases and investments in marketable securities and cash equivalents.
We believe our existing cash and cash equivalents, cash flow from operations and availability under our Credit Facility (as defined below) will be sufficient to support working capital and capital expenditure requirements and our outstanding contractual commitments for at least the next 12 months and in the long term.
In February 2024, our Board of Directors approved an additional repurchase program of up to an aggregate of $140 million of our common stock through fiscal year 2025. For the three months ended March 31, 2024, we repurchased and retired 200,258 shares of common stock for an aggregate purchase price of $7.8 million. The program will expire on December 31, 2025.
As of March 31, 2024, we had $419.1 million in cash and cash equivalents. Our cash and cash equivalents primarily consist of cash and money market funds.
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
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(In thousands)	2024	2023
Net cash provided by operating activities	$66,693	$36,215
Net cash provided by investing activities	46,447	107,956
Net cash used in financing activities	(11,247)	(264,230)
Increase (decrease) in cash, cash equivalents and restricted cash	101,827	(120,088)
Operating Activities
Our largest source of operating cash is cash collections from sales to our customers. Our primary uses of cash from operating activities are for personnel costs, data center co-location expenses, payment processing fees, bandwidth and connectivity, server maintenance and software licensing fees.
Net cash provided by operating activities was $66.7 million and $36.2 million for the three months ended March 31, 2024 and 2023, respectively. The increase was primarily driven by an increase in cash collections from higher revenues and less severance payments associated with our restructuring and reorganization plan. These increases were partially offset by payments for leases, acquisition related compensation and timing of insurance premiums.
Investing Activities
Net cash provided by investing activities was $46.4 million for the three months ended March 31, 2024 compared to $108.0 million for the three months ended March 31, 2023. The decrease in cash provided by investing activities was primarily driven by a $43.9 million reallocation of our marketable securities portfolio to cash equivalents and an increase of $20.4 million in cash payments for capital expenditures, partially offset by a $2.5 million increase in cash activity for asset acquisitions.

Financing Activities
Net cash used in financing activities of $11.2 million and $264.2 million for the three months ended March 31, 2024 and 2023, respectively, was primarily due to the repurchase and retirement of our common stock for $8.8 million and $265.9 million, respectively.
Contractual Obligations and Commitments
There have been no material changes to our obligations under our operating leases and purchase commitments as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
There have been no material changes to our critical accounting policies as compared to those disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as net income (loss) attributable to common stockholders, adjusted to exclude depreciation and amortization, stock-based compensation, interest expense, acquisition related compensation, acquisition and integration related costs, income tax expense, restructuring and other charges, restructuring related charges, impairment of long-lived assets, and other income, net. We define adjusted EBITDA margin as adjusted EBITDA as a percentage of revenue. We believe that adjusted EBITDA, when taken together with our GAAP financial results, provides meaningful supplemental information regarding our operating performance and facilitates internal comparisons of our historical operating performance on a more consistent basis by excluding certain items that may not be indicative of our business, results of operations or outlook. In particular, we believe that the use of adjusted EBITDA is helpful to our investors as it is a measure used by management in assessing the health of our business, evaluating our operating performance, and for internal planning and forecasting purposes.
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

The following table presents a reconciliation of Net income (loss) attributable to common stockholders, the most directly comparable financial measure stated in accordance with GAAP, to adjusted EBITDA for each of the periods presented:

	Three Months Ended
	March 31,
(In thousands)	2024	2023
GAAP Net income (loss) attributable to common stockholders	$14,139	$(16,370)

Adjustments:
Depreciation and amortization	31,887	28,913
Stock-based compensation(1)	22,730	27,594
Interest expense	2,304	2,189
Acquisition related compensation	4,530	7,601
Acquisition and integration related costs	19	1,301
Income tax expense	116	(11,481)
Restructuring and other charges(1)	—	20,869
Restructuring related charges(1)(2)	3,620	1,907
Impairment of long-lived assets	—	553
Other income, net(3)	(5,021)	(7,394)
Adjusted EBITDA	$74,324	$55,682
As a percentage of revenue:
Net income (loss) margin	8%	(10)%
Adjusted EBITDA margin	40%	34%
___________________
(1)For the three months ended March 31, 2024, non-GAAP stock-based compensation excludes $0.1 million as it is presented in Restructuring related charges. For the three months ended March 31, 2023, non-GAAP stock-based compensation excludes $3.9 million as it is presented in Restructuring and other charges.
(2)For the three months ended March 31, 2024, primarily consists of executive reorganization charges. For the three months ended March 31, 2023, primarily consists of salary continuation charges.
(3)For the three months ended March 31, 2024 and 2023, primarily consists of interest and accretion income from our marketable securities.
Non-GAAP Net Income and Non-GAAP Diluted Net Income Per Share
We define non-GAAP net income as net income (loss) attributable to common stockholders, excluding stock-based compensation, acquisition related compensation, amortization of acquired intangibles, acquisition and integration related costs, restructuring and other charges, restructuring related charges, impairment of long-lived assets, and other unusual or non-recurring transactions as they occur. We define non-GAAP diluted net income per share as non-GAAP net income divided by the weighted-average diluted shares outstanding, which includes the potentially dilutive effect of our stock options, RSUs, PRSUs, and Convertible Notes.
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
The following table presents a reconciliation of Net income (loss) attributable to common stockholders, the most directly comparable financial measure stated in accordance with GAAP, to Non-GAAP Net income for each of the periods presented:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2024	2023
GAAP Net income (loss) attributable to common stockholders	$14,139	$(16,370)
Stock-based compensation(1)	22,730	27,594
Acquisition related compensation	4,530	7,601
Amortization of acquired intangible assets	5,735	3,790
Acquisition and integration related costs	19	1,301
Restructuring and other charges(1)	—	20,869
Restructuring related charges(1)(2)	3,620	1,907
Impairment of long-lived assets	—	553
Non-GAAP income tax adjustment(3)	(8,026)	(17,560)
Non-GAAP Net income	$42,747	$29,685

Non-cash charges related to convertible notes(4)	$1,586	$1,559
Non-GAAP Net income used to compute net income per share, diluted	$44,333	$31,244

GAAP Net income (loss) per share attributable to common stockholders, diluted	$0.15	$(0.17)
Stock-based compensation(1)	0.22	0.26
Acquisition related compensation	0.04	0.07
Amortization of acquired intangible assets	0.05	0.03
Acquisition and integration related costs	—	0.01
Restructuring and other charges(1)	—	0.19
Restructuring related charges(1)(2)	0.03	0.02
Impairment of long-lived assets	—	0.01
Non-cash charges related to convertible notes(4)	0.02	0.01
Non-GAAP income tax adjustment(3)	(0.08)	(0.15)
Non-GAAP Net income per share, diluted	$0.43	$0.28

GAAP weighted-average shares used to compute net income (loss) per share, diluted	93,787	95,565
Weighted-average dilutive effect of potentially dilutive securities	8,403	15,659
Non-GAAP weighted-average shares used to compute net income per share, diluted	102,190	111,224
______________
(1)For the three months ended March 31, 2024, non-GAAP stock-based compensation excludes $0.1 million as it is presented in Restructuring related charges. For the three months ended March 31, 2023, non-GAAP stock-based compensation excludes $3.9 million as it is presented in Restructuring and other charges.
(2)For the three months ended March 31, 2024, primarily consists of executive reorganization charges. For the three months ended March 31, 2023, primarily consists of salary continuation charges.
(3)For the periods in fiscal year 2024, we used a tax rate of 16%, which we believe is a reasonable estimate of our long-term effective tax rate applicable to non-GAAP pre-tax income for 2024. For the periods in fiscal year 2023, we used a tax rate of 17%, which we believe was a reasonable estimate of our long-term effective tax rate applicable to non-GAAP pre-tax income for 2023.
(4)Consists of non-cash interest expense for amortization of deferred financing fees related to the Convertible Notes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer, concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.
Material Weakness in Internal Control over Financial Reporting
As previously disclosed, we identified a material weakness in our internal control over financial reporting that continued to exist as of March 31, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We did not design and maintain effective controls over the accounting for income taxes. Specifically, we did not have the appropriate skills and level of experience to assess complicated tax matters. Additionally, we did not properly identify, risk assess, design and maintain effective controls related to the income tax provision, including controls related to the evaluation of tax deductions and the impact on our tax provision. This material weakness resulted in immaterial errors to the income tax expense, deferred taxes, accrued tax liabilities and income tax disclosures which were adjusted in the Company's revised consolidated financial statements for the year ended December 31, 2022. The material weakness also resulted in material errors to the income tax expense, deferred taxes and accrued tax liabilities which were adjusted in the Company's restated consolidated financial statements for the three months ended March 31, 2023. This material weakness could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.
Remediation Plan with Respect to Material Weakness
Management is committed to taking the necessary steps to remediate the above identified material weakness. We are implementing a plan to remediate the material weakness as follows:
a.In March 2023, we hired a VP of Tax with over 25 years of tax leadership experience.
b.In the first quarter of 2024, we augmented our team with additional tax personnel who have the appropriate knowledge, training and experience to analyze, record and disclose tax accounting matters timely and accurately, and to design and maintain appropriate accounting policies, procedures and controls over income taxes, commensurate with our financial reporting requirements.
c.We have supplemented our tax resources through the use of a third-party tax advisor and intend to continue utilizing the third-party tax advisor.
d.In the first quarter of 2024, we continued to evaluate the design of newly implemented controls to address the identification, accounting, reporting and review of complex tax transactions.
The Company continues to execute upon its remediation plan for the material weakness and reports the status of the remediation plan to the Audit Committee on a regular basis.
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
Changes in Internal Control Over Financial Reporting
Except as described above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
Please refer to Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 for a description of certain significant risks and uncertainties to which our business, financial condition and results of operations are subject. There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
The following table provides information with respect to repurchases of shares of common stock by the Company during the three months ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Program(1)
January 1-31, 2024	—	$—	—	$140,000
February 1-29, 2024	34,544	37.63	34,544	138,700
March 1-31, 2024	165,714	39.19	165,714	132,205
Total	200,258	$38.92	200,258
(1)On February 20, 2024, the Company’s Board of Directors approved the repurchase of up to an aggregate of $140 million of the Company’s common stock (the “2024 Share Buyback Program”). Pursuant to the 2024 Share Buyback Program, repurchases of the Company’s common stock will be made at prevailing market prices through open market purchases or in negotiated transactions off the market. The repurchase program is authorized through fiscal year 2025; however, the Company is not obligated to acquire any particular amount of common stock and the program may be extended, modified, suspended or discontinued at any time at the Company’s discretion.
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

DigitalOcean Holdings, Inc.

Date:	May 10, 2024	By:	/s/ Padmanabhan Srinivasan
Padmanabhan Srinivasan
Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2024	By:	/s/ W. Matthew Steinfort
W. Matthew Steinfort
Chief Financial Officer
(Principal Financial Officer)