Form 10-Q
period 2024-06-30
DigitalOcean Holdings, Inc.
filed 2024-08-08
CIK 1582961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2024
OR
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
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 2, 2024, there were 92,062,346 shares of the registrant’s common stock, with a par value of $0.000025 per share, outstanding.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	June 30, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$443,110	$317,236
Marketable securities	—	94,532
Accounts receivable, less allowance for credit losses of $5,486 and $5,848, respectively	67,435	62,186
Prepaid expenses and other current assets	33,178	29,040
Total current assets	543,723	502,994

Property and equipment, net	367,428	305,444
Restricted cash	1,747	1,747
Goodwill	348,674	348,322
Intangible assets, net	128,682	140,151
Operating lease right-of-use assets, net	138,461	155,201
Deferred tax assets	1,939	1,994
Other assets	6,139	5,114
Total assets	$1,536,793	$1,460,967

Current liabilities:
Accounts payable	$9,465	$3,957
Accrued other expenses	55,839	31,046
Deferred revenue	6,803	5,340
Operating lease liabilities, current	73,998	81,320
Other current liabilities	74,051	70,982
Total current liabilities	220,156	192,645

Deferred tax liabilities	3,510	3,533
Long-term debt	1,481,577	1,477,798
Operating lease liabilities, non-current	82,992	91,161
Other long-term liabilities	2,342	9,528
Total liabilities	1,790,577	1,774,665
Commitments and Contingencies (Note 8)

Preferred stock ($0.000025 par value per share; 10,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023)	—	—
Common stock ($0.000025 par value per share; 750,000,000 shares authorized; 91,698,027 and 90,243,442 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)	2	2
Additional paid-in capital	56,748	30,989
Accumulated other comprehensive loss	(577)	(452)
Accumulated deficit	(309,957)	(344,237)
Total stockholders’ deficit	(253,784)	(313,698)

Total liabilities and stockholders’ deficit	$1,536,793	$1,460,967
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue	$192,476	$169,814	$377,206	$334,948
Cost of revenue	75,139	67,354	147,783	139,233
Gross profit	117,337	102,460	229,423	195,715
Operating expenses:
Research and development	34,040	38,569	68,011	76,841
Sales and marketing	20,130	16,100	40,934	34,331
General and administrative	40,839	48,858	86,612	97,797
Restructuring and other charges	—	434	—	21,303
Total operating expenses	95,009	103,961	195,557	230,272

Income (loss) from operations	22,328	(1,501)	33,866	(34,557)

Other income (expense):
Interest expense	(2,321)	(2,112)	(4,625)	(4,301)
Interest income and other income, net	4,802	7,594	9,823	14,988
Other income, net	2,481	5,482	5,198	10,687

Income (loss) before income taxes	24,809	3,981	39,064	(23,870)
Income tax (expense) benefit	(5,671)	(3,316)	(5,787)	8,165
Net income (loss) attributable to common stockholders	$19,138	$665	$33,277	$(15,705)
Net income (loss) per share attributable to common stockholders
Basic	$0.21	$0.01	$0.37	$(0.17)
Diluted	$0.20	$0.01	$0.35	$(0.17)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders
Basic	91,318	89,007	91,049	92,327
Diluted	93,832	96,247	94,005	92,327
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income (loss) attributable to common stockholders	$19,138	$665	$33,277	$(15,705)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes	14	204	(137)	330
Unrealized gain (loss) on marketable securities, net of taxes	—	(473)	12	770
Other comprehensive income (loss)	14	(269)	(125)	1,100
Comprehensive income (loss)	$19,152	$396	$33,152	$(14,605)
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Compreh-ensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at March 31, 2024	91,264,101	$2	$44,615	$(591)	$(330,098)	$(286,072)
Issuance of common stock under equity incentive plan, net of taxes withheld	636,870	—	(3,956)	—	—	(3,956)
Issuance of common stock under employee stock purchase plan, net of taxes withheld	94,162	—	2,231	—	—	2,231
Repurchase and retirement of common stock including related costs	(297,106)	—	(8,837)	—	1,003	(7,834)
Stock-based compensation	—	—	22,695	—	—	22,695
Other comprehensive income	—	—	—	14	—	14
Net income attributable to common stockholders	—	—	—	—	19,138	19,138
Balance at June 30, 2024	91,698,027	$2	$56,748	$(577)	$(309,957)	$(253,784)

	Common Stock		Additional Paid-In Capital	Accumulated Other Compreh-ensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at March 31, 2023	89,983,568	$2	$28,781	$(679)	$(230,712)	$(202,608)
Issuance of common stock under equity incentive plan, net of taxes withheld	1,303,359	—	(759)	—	—	(759)
Issuance of common stock under employee stock purchase plan, net of taxes withheld	120,348	—	2,797	—	—	2,797
Repurchase and retirement of common stock including related costs	(2,778,382)	—	(67,462)	—	(36,586)	(104,048)
Stock-based compensation	—	—	36,643	—	—	36,643
Other comprehensive loss	—	—	—	(269)	—	(269)
Net income attributable to common stockholders	—	—	—	—	665	665
Balance at June 30, 2023	88,628,893	$2	$—	$(948)	$(266,633)	$(267,579)

See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehen-sive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2023	90,243,442	$2	$30,989	$(452)	$(344,237)	$(313,698)
Issuance of common stock under equity incentive plan, net of taxes withheld	1,857,787	—	(5,844)	—	—	(5,844)
Issuance of common stock under employee stock purchase plan, net of taxes withheld	94,162	—	2,231	—	—	2,231
Repurchase and retirement of common stock including related costs	(497,364)	—	(16,710)	—	1,003	(15,707)
Stock-based compensation	—	—	46,082	—	—	46,082
Other comprehensive loss	—	—	—	(125)	—	(125)
Net income attributable to common stockholders	—	—	—	—	33,277	33,277
Balance at June 30, 2024	91,698,027	$2	$56,748	$(577)	$(309,957)	$(253,784)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehen-sive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2022	96,732,507	$2	$263,957	$(2,048)	$(214,342)	$47,569
Issuance of common stock under equity incentive plan, net of taxes withheld	2,314,393	—	702	—	—	702
Issuance of common stock under employee stock purchase plan, net of taxes withheld	120,348	—	2,797	—	—	2,797
Repurchase and retirement of common stock including related costs	(10,538,355)	—	(336,022)	—	(36,586)	(372,608)
Stock-based compensation	—	—	68,566	—	—	68,566
Other comprehensive income	—	—	—	1,100	—	1,100
Net loss attributable to common stockholders	—	—	—	—	(15,705)	(15,705)
Balance at June 30, 2023	88,628,893	$2	$—	$(948)	$(266,633)	$(267,579)

See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net income (loss) attributable to common stockholders	$33,277	$(15,705)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	65,016	56,531
Stock-based compensation	44,710	67,960
Provision for expected credit losses	7,985	7,551
Operating lease right-of-use assets and liabilities, net	1,423	6,848
Net accretion of discounts and amortization of premiums on investments	2,569	(2,689)
Non-cash interest expense	3,988	3,969
Loss on impairment of long-lived assets	356	553
Deferred income taxes	—	1,589
Other	361	(464)
Changes in operating assets and liabilities:
Accounts receivable	(13,234)	(10,795)
Prepaid expenses and other current assets	(4,346)	(6,173)
Accounts payable and accrued expenses	(3,655)	(14,900)
Deferred revenue	1,462	(565)
Other assets and liabilities	(1,879)	6,666
Net cash provided by operating activities	138,033	100,376

Investing activities
Capital expenditures - property and equipment	(75,534)	(46,848)
Capital expenditures - internal-use software development	(4,046)	(2,895)
Cash paid for asset acquisitions	—	(2,500)
Purchase of marketable securities	—	(318,238)
Maturities of marketable securities	91,675	614,044
Purchased interest on marketable securities	—	(151)
Proceeds from interest on marketable securities	—	61
Proceeds from sale of equipment	—	236
Net cash provided by investing activities	12,095	243,709

Financing activities
Proceeds related to the issuance of common stock under equity incentive plan	7,948	11,669
Proceeds from the issuance of common stock under employee stock purchase plan	2,231	2,797
Principal repayments of finance leases	(2,720)	—
Employee payroll taxes paid related to net settlement of equity awards	(13,469)	(10,532)
Repurchase and retirement of common stock including related costs	(18,183)	(368,919)
Net cash used in financing activities	(24,193)	(364,985)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(61)	(15)
Increase (decrease) in cash, cash equivalents and restricted cash	125,874	(20,915)
Cash, cash equivalents and restricted cash - beginning of period	318,983	151,807
Cash, cash equivalents and restricted cash - end of period	$444,857	$130,892
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Supplemental disclosures of cash flow information:
Cash paid for interest	$571	$252
Cash paid for taxes, net of refunds	8,976	1,491
Operating cash flows paid for operating leases	41,158	31,120
Non-cash investing and financing activities:
Capitalized stock-based compensation	$1,372	$607
Property and equipment received but not yet paid, included in Accounts payable and Accrued other expenses	39,532	12,242
Operating right-of-use assets obtained in exchange for operating lease liabilities	26,826	48,674
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include accounts of the Company and all wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of June 30, 2024, results of operations for the three and six months ended June 30, 2024 and 2023, cash flows for the six months ended June 30, 2024 and 2023, and stockholders' deficit for the three and six months ended June 30, 2024 and 2023.
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
Restricted Cash
The following table reconciles cash, cash equivalents and restricted cash per the Condensed Consolidated Statements of Cash Flows:

	June 30,
	2024	2023
Cash and cash equivalents	$443,110	$120,045
Restricted cash included in Prepaid expenses and other current assets(1)	—	9,100
Restricted cash(2)	1,747	1,747
Total cash, cash equivalents and restricted cash	$444,857	$130,892
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
The following table presents the changes in our allowance for expected credit losses for the period presented:

Amount
Balance as of December 31, 2023	$5,848
Provision for expected credit losses	7,985
Write-offs and other	(8,347)
Balance as of June 30, 2024	$5,486
Deferred Revenue
Deferred revenue was $6,803 and $5,340 as of June 30, 2024 and December 31, 2023, respectively. Revenue recognized during the three months ended June 30, 2024 and 2023 was $823 and $682, respectively, and $2,934 and $2,661 during the six months ended June 30, 2024 and 2023, respectively, which was included in each deferred revenue balance at the beginning of each respective period.
Segment Information
The Company’s chief operating decision maker, the chief executive officer (“CEO”), reviews discrete financial information presented on a consolidated basis for purposes of regularly making operating decisions, allocation of resources, and assessing financial performance. Accordingly, the Company has one operating and reporting segment.
Geographical Information
Revenue, as determined based on the billing address of the Company’s customers, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
North America	38%	38%	37%	38%
Europe	28	29	29	29
Asia	23	23	23	23
Other	11	10	11	10
Total	100%	100%	100%	100%
Revenue derived from customers in the United States was 32% and 31% of total revenue for the three and six months ended June 30, 2024, respectively, and 30% and 31% of total revenue for the three and six months ended June 30, 2023, respectively.

Long-lived assets include property and equipment and leases. The geographic locations of the Company’s long-lived assets, net, based on physical location of the assets, is as follows:

	June 30, 2024	December 31, 2023
United States	$302,927	$233,557
Singapore	34,338	43,425
Germany	52,742	62,224
Netherlands	42,263	46,170
Other	73,619	75,269
Total	$505,889	$460,645
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
The Company’s customer base consists of a significant number of geographically dispersed customers. No customer represented 10% or more of accounts receivable, net as of June 30, 2024 and December 31, 2023. Additionally, no customer accounted for 10% or more of total revenue during the three and six months ended June 30, 2024 and 2023.
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
This acquisition has been accounted for as a business combination and the results of Paperspace’s operations have been included in the accompanying condensed consolidated financial statements since the Paperspace Acquisition Date. The acquisition and integration of Paperspace’s advanced technology into the Company’s platform will extend the Company’s offerings, enabling customers to more easily test, develop and deploy artificial intelligence and machine learning (“AI/ML”) applications, and augment and enhance existing AI/ML applications.

During the three and six months ended June 30, 2024, goodwill increased $352 due to measurement period adjustments for the business combination. The following table sets forth the final allocation of the purchase price and summarizes the fair values of the assets acquired and liabilities assumed at the Paperspace Acquisition Date:

Amount
Fair value of consideration transferred
Cash consideration	$100,399

Recognized amounts of identifiable assets acquired and liabilities assumed
Tangible assets acquired:
Cash and cash equivalents	$1,376
Accounts receivable	1,042
Prepaid expenses and other current assets	4
Property and equipment, net	4,515
Operating right-of-use asset, net	4,398
Finance lease right-of-use asset, net	11,958
Other assets	367
Intangible assets	37,690
Liabilities assumed:
Accounts payable and accrued expenses	(1,608)
Deferred revenue	(105)
Operating lease liabilities, current	(1,475)
Operating lease liabilities, non-current	(2,923)
Finance lease liabilities, current	(5,707)
Finance lease liabilities, non-current	(6,251)
Deferred tax liabilities	(1,074)
Total identifiable net assets acquired	42,207
Goodwill recorded in acquisition	58,192
Total purchase price allocation	$100,399
The Company amortizes its intangible assets assuming no residual value over periods in which the economic benefit of these assets is consumed (the useful life). The fair values allocated to the identifiable intangible assets and their estimated useful lives are as follows:

	Estimated Fair Value	Weighted Average Useful Life (In years)
Trademark/Trade Name	$300	1
Developed Technology	24,120	5
Customer Relationships	13,270	5
Total intangible assets	$37,690
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
Unaudited Pro Forma Financial Information
The unaudited pro forma information below summarizes the combined results of the Company and Paperspace as if the Company’s acquisition of Paperspace closed on January 1, 2022 but does not necessarily reflect the combined actual results of operations of the Company and Paperspace that would have been achieved, nor are they necessarily indicative of future results of operations. The unaudited pro forma information reflects certain adjustments that were directly attributable to the acquisition of Paperspace, including additional amortization of acquired assets and the timing of nonrecurring acquisition and integration related costs, and other adjustments the Company believes are reasonable for the pro forma presentation. If Paperspace had been acquired on January 1, 2022, it would not have had a material impact to revenue for the three and six months ended June 30, 2023.

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Net loss	$4,008	$25,208
Contingent Compensation for Acquisitions
Contingent compensation represents compensation for post-combination services because the payments are contingent on continuing employment of the Paperspace founders, Cloudways seller, and Snapshooter Limited founder at each payment date. Contingent compensation costs related to payments due to certain Paperspace founders for $10,120, of which $5,060 was earned on July 5, 2024, and $1,265 will be earned quarterly thereafter through July 5, 2025.
Contingent compensation costs related to payments due to a Cloudways seller for $38,830, of which $16,851 was earned and paid on September 1, 2023, $7,326 was earned and paid on March 1, 2024, and $7,326 will be earned on each of September 1, 2024 and March 1, 2025.
Contingent compensation costs related to payments due to a SnapShooter Limited founder for $1,000 was earned and paid during the three months ended March 31, 2024.
Note 4. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents, on the Condensed Consolidated Balance Sheets as of December 31, 2023. The Company did not hold marketable securities as of June 30, 2024, as they were reallocated at maturity to cash and money market funds during the three months ended March 31, 2024.

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$69,456	$6	$(6)	$69,456
Commercial paper	25,088	—	(12)	25,076
Total Marketable securities	$94,544	$6	$(18)	$94,532
Interest income from investments was $5,128 and $6,394 for the three months ended June 30, 2024 and 2023, respectively, and $10,402 and $14,064 for the six months ended June 30, 2024 and 2023, respectively.
Note 5. Fair Value Measurements
The fair value of our financial assets measured on a recurring basis is as follows:

	June 30, 2024
	Level I	Level II	Total
Cash and cash equivalents:
Cash	$63,429	$—	$63,429
Money market funds	379,681	—	379,681
Total Cash and cash equivalents	$443,110	$—	$443,110

	December 31, 2023
	Level I	Level II	Total
Cash and cash equivalents:
Cash	$54,871	$—	$54,871
Money market funds	262,365	—	262,365
Total Cash and cash equivalents	$317,236	$—	$317,236

Marketable securities:
U.S. treasury securities	$69,456	$—	$69,456
Commercial paper	—	25,076	25,076
Total Marketable securities	$69,456	$25,076	$94,532
The Company classifies its highly liquid money market funds and U.S. treasury securities within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its commercial paper investments within Level 2 because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded. The Company had no Level 3 financial assets as of June 30, 2024 and December 31, 2023.
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

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Notes	$1,481,577	$1,266,570	$1,477,798	$1,235,625
The carrying value of the Convertible Notes as of June 30, 2024 and December 31, 2023 was net of unamortized debt issuance costs of $18,423 and $22,202, respectively.
The total fair value of the Convertible Notes was determined based on the closing trading price as of the last day of trading for the period. The Company classifies the fair value to be a Level 2 valuation within the fair value measurement hierarchy due to the limited trading activity.
Note 6. Balance Sheet Details

Property and equipment, net
Property and equipment, net consisted of the following:

	June 30, 2024	December 31, 2023
Computers and equipment	$732,996	$657,505
Furniture and fixtures	1,511	1,511
Leasehold improvements	6,973	6,820
Internal-use software	89,250	84,279
Equipment under finance leases	12,234	11,938
Property and equipment, gross	$842,964	$762,053

Less: accumulated depreciation	$(403,183)	$(387,083)
Less: accumulated amortization	(72,353)	(69,526)
Property and equipment, net	$367,428	$305,444
Depreciation expense on property and equipment was $25,981 and $21,672 for the three months ended June 30, 2024 and 2023, respectively, and $50,619 and $44,044 for the six months ended June 30, 2024 and 2023, respectively.
The Company capitalized costs related to the development of computer software for internal use of $5,418 and $3,519 for the six months ended June 30, 2024 and 2023, respectively, which is included in internal-use software costs within Property and equipment, net. Amortization expense related to internal-use software was $1,413 and $2,156 for the three months ended June 30, 2024 and 2023, respectively, and $2,927 and $4,906 for the six months ended June 30, 2024 and 2023, respectively.
Accrued other expenses
Accrued other expenses consisted of the following:

	June 30, 2024	December 31, 2023
Capital expenditures	$33,787	$3,627
Bonuses	7,612	8,931
Payroll costs	2,520	6,369
Other expenses	$11,920	$12,119
Total accrued other expenses	$55,839	$31,046
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
At June 30, 2024, the Company had available borrowing capacity of $250,000 on the Credit Facility. The Credit Facility will mature on the earlier of (a) March 29, 2027 and (b) 90 days before the maturity date applicable to any outstanding convertible notes issued by the Company in an aggregate principal amount equal to or greater than $100,000.
The Credit Facility is secured by a first-priority security interest in substantially all of the assets of the Company. The Credit Facility contains certain financial and operational covenants, including a maximum senior secured net leverage ratio financial covenant of 3.50x. As of June 30, 2024, the Company was in compliance with all covenants under the Credit Facility.
The per annum interest rate applicable to any principal amounts outstanding under the Credit Facility for U.S. Dollar loans will be equal to (i) Adjusted Term SOFR plus (ii) an applicable margin varying from 1.25% to 2.00%, subject to a pricing grid based on the senior secured net leverage ratio. The Credit Facility provides for an annual commitment fee varying from 0.20% to 0.30%, also subject to a pricing grid based on the senior secured net leverage ratio, applied to the average daily unused amount of the revolving credit facility. The Company incurred commitment fees on the unused balance of the Credit Facility of $127 and $126 for the three months ended June 30, 2024 and 2023, respectively, and $253 and $251 for the six months ended June 30, 2024 and 2023, respectively.
Amortization of deferred financing fees was $105 for the three months ended June 30, 2024 and 2023, and $210 for the six months ended June 30, 2024 and 2023.
Convertible Notes
In November 2021, the Company issued $1,500,000 aggregate principal amount of Convertible Notes in a private offering, including the exercise in full of the over-allotment option granted to the initial purchasers of $200,000. The Convertible Notes are senior unsecured obligations of the Company and do not bear interest, and the principal amount of the Convertible Notes does not accrete. The Convertible Notes will mature on December 1, 2026 unless earlier converted, redeemed, or repurchased. Amortization of deferred financing fees for the three months ended June 30, 2024 and 2023 was $1,891 and $1,881, respectively, and $3,779 and $3,760 for the six months ended June 30, 2024 and 2023, respectively.
During the three months ended June 30, 2024, none of the circumstances allowing holders to convert the Convertible Notes were met.
Note 8. Commitments and Contingencies
Purchase Commitments
As of June 30, 2024, the Company had long-term commitments for bandwidth usage with various networks and internet service providers and entered into purchase orders with various vendors. The Company’s purchase commitments have not materially changed since December 31, 2023.
Leases
As of June 30, 2024, the Company had $153,698 of estimated undiscounted fixed payment obligations for leases of co-location space at data center facilities and, to a lesser extent, office space, that have not yet commenced and were not included on the Condensed Consolidated Balance Sheets. These leases are expected to commence between September 2024 and August 2025, and have a weighted average lease term of 6 years.
Letters of Credit
In conjunction with the execution of certain office space operating leases, a letter of credit in the amount of $1,747 was issued and outstanding as of June 30, 2024 and December 31, 2023. No draws have been made under the letter of credit. These funds are included as Restricted cash on the Condensed Consolidated Balance Sheets as they are related to long-term operating leases and are included in beginning and ending Cash, cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows. The letter of credit was reduced on an annual basis until the end of 2022 and, beginning January 1, 2023, the deposit currently held is the minimum threshold required until the lease expiration.
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
During the three months ended June 30, 2024, the Company repurchased and retired 297,106 shares of common stock pursuant to the 2024 Share Buyback Program for an aggregate purchase price of $10,388. During the six months ended June 30, 2024, the Company repurchased and retired 497,364 shares of common stock for an aggregate purchase price of $18,183. All purchased shares were retired and are reflected as a reduction of Common stock for the par value of shares, with the excess applied to Additional paid-in capital. Accrued costs related to share repurchases were $2,411 and $4,885 as of June 30, 2024 and December 31, 2023, respectively, as reported as Other current liabilities in the Condensed Consolidated Balance Sheets. As of June 30, 2024, the dollar value of shares that remained available to be repurchased by the Company under the 2024 Share Buyback Program was $121,817.
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
Stock Options
Stock options granted have a maximum term of ten years from the grant date, are exercisable upon vesting and typically vest over a period of four years. Stock option activity for the six months ended June 30, 2024 was as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price (Per share)	Weighted-Average Remaining Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2024	3,289,019	$9.43	4.17	$89,671
Exercised	(1,087,084)	7.36
Forfeited or cancelled	(32,390)	16.26
Outstanding at June 30, 2024	2,169,545	$10.34	4.41	$52,962
Vested and exercisable at June 30, 2024	2,069,731	9.96	4.31	51,304
Vested and unvested expected to vest at June 30, 2024	2,164,463	$10.32	4.40	$52,876
The aggregate intrinsic value represents the difference between the fair value of common stock and the exercise price of outstanding in-the-money options. The aggregate intrinsic value of exercised options for the six months ended June 30, 2024 and 2023 was $31,933 and $46,261, respectively.

No options were granted during the six months ended June 30, 2024 and 2023. The aggregate estimated fair value of stock options granted to participants that vested during the six months ended June 30, 2024 and 2023 was $3,673 and $7,211, respectively.
As of June 30, 2024, there was $1,769 of unrecognized stock-based compensation, net of estimated forfeitures, related to outstanding stock options granted that is expected to be recognized over a weighted-average period of 0.40 years.
RSUs
RSUs granted typically vest over four years. RSU activity for the six months ended June 30, 2024 was as follows:

	Shares	Weighted-Average Grant Date Fair Value (Per share)
Unvested balance at January 1, 2024	6,308,499	$36.07
Granted	1,717,845	38.35
Vested	(1,041,086)	38.61
Forfeited or cancelled	(1,383,678)	37.03
Unvested balance at June 30, 2024	5,601,580	36.05
Vested and expected to vest at June 30, 2024	4,414,557	$36.09
As of June 30, 2024, there was $146,111 of unrecognized stock-based compensation, net of estimated forfeitures, related to outstanding RSUs granted that is expected to be recognized over a weighted-average period of 2.84 years.
PRSUs
The Company has issued PRSUs which vest based on the achievement of each award’s established performance targets. PRSU activity for the six months ended June 30, 2024 was as follows:

	Shares	Weighted-Average Grant Date Fair Value (Per share)
Unvested balance at January 1, 2024	537,715	$35.25
Granted	168,944	36.48
Vested	(90,390)	52.57
Forfeited or cancelled	(98,833)	31.75
Adjusted by performance factor	(305,948)	31.75
Unvested balance at June 30, 2024	211,488	$35.53
At the end of each reporting period, the Company adjusts compensation expense for the PRSUs based on its best estimate of attainment of specified performance metrics. The cumulative effect on current and prior periods of a change in the estimated number of PRSUs that are expected to be earned during the performance period is recognized as an adjustment to earnings in the period of the revision. Compensation cost in connection with the probable number of shares that will vest is recognized using the accelerated attribution method.
LTIP PRSUs
The Company grants Long Term Incentive Plan (“LTIP”) PRSUs to certain executives of the Company typically during the first half of each fiscal year. A percentage of the LTIP PRSUs becomes eligible to vest based on the Company’s financial performance level at the end of each fiscal year. The number of LTIP PRSUs received will depend on the achievement of financial metrics relative to the approved performance targets. Depending on the actual financial metrics achieved relative to the target financial metrics throughout the defined performance period of the award, the number of LTIP PRSUs that vest could range from 0% to 200% of the target amount and are subject to the Compensation Committee’s approval of the level of achievement against the approved performance targets.
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
As of June 30, 2024, there was $2,161 of unrecognized stock-based compensation, net of estimated forfeitures, related to the grant of the 2024 LTIP PRSUs that is expected to be recognized over a weighted-average period of 2.53 years.
MRSUs
On February 12, 2024, Padmanabhan Srinivasan joined the Company in the role of CEO. As part of his compensation package, Mr. Srinivasan received an MRSU with an estimated grant date fair value of approximately $8 million, which vests upon the satisfaction of certain service conditions and the achievement of certain Company stock price goals during a five-year performance period, as described below. A cumulative percentage of the MRSU target is earned based on the achievement of stock price goals, measured based on the average of the Company’s closing stock price over a consecutive 60 trading day period during the performance period as set forth in the table below:

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
If the stock price targets are achieved during the first three years following the grant date (the “First Performance Period”), 50% of the eligible MRSUs will vest on the third anniversary of the grant date and the remaining 50% of the eligible MRSUs will vest on the fifth anniversary of the grant date. Each tranche of MRSUs whose stock price target was not achieved during the First Performance Period that is subsequently achieved during the period between the third anniversary of the grant date and fifth anniversary of the grant date will vest on the fifth anniversary of the grant date.
The unvested balance of 3,000,000 shares related to the former CEO’s MRSU were forfeited and canceled during the first quarter of 2024. There was no unrecognized stock-based compensation related to the former CEO’s MRSU award.
As of June 30, 2024, there was $7,188 of unrecognized stock-based compensation related to the current CEO’s MRSU award that is expected to be recognized over a weighted-average period of 4.67 years.
ESPP
In March 2021, the Company’s Board of Directors adopted, and the stockholders approved, the 2021 Employee Stock Purchase Plan (“ESPP”). Eligible employees enroll in the offering period at the start of each purchase period, whereby they may purchase a number of shares at a price per share equal to 85% of the lesser of (1) the stock price at the employee’s first participation in the offering period or (2) the fair market value of the Company’s common stock on the purchase date. After the end of an offering period, a new offering automatically begins on the date that immediately follows the conclusion of the preceding offering.

2023 Offering
A new offering period commenced on November 21, 2023, and consists of two purchase periods, the first of which had a purchase date of May 20, 2024 and the second will have a purchase date of November 20, 2024 (the “2023 Offering”). In connection with the purchase period that ended on May 20, 2024, there were 94,162 shares of common stock, net of shares withheld for taxes, purchased by employees at a price of $24.15.
The Company recorded stock-based compensation associated with the ESPP of $380 and $595 during the three months ended June 30, 2024 and 2023, respectively, and $843 and $1,220 for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, $479 has been withheld on behalf of employees for the second purchase of the 2023 Offering.
Stock-Based Compensation
Stock-based compensation is included in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Cost of revenue	$555	$461	$1,077	$853
Research and development	8,885	16,188	18,271	25,778
Sales and marketing	3,261	3,726	7,042	7,058
General and administrative	9,132	16,054	18,320	30,334
Restructuring and other charges	—	—	—	3,937
Total	$21,833	$36,429	$44,710	$67,960
Note 11. Net Income (Loss) per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2024	2023	2024	2023
Basic net income (loss) per share:
Numerator:
Net income (loss) attributable to common stockholders	$19,138	$665	$33,277	$(15,705)
Denominator:
Weighted average shares used to compute net income (loss) per share	91,318	89,007	91,049	92,327
Basic net income (loss) per share attributable to common stockholders	$0.21	$0.01	$0.37	$(0.17)

Diluted net income (loss) per share:
Numerator:
Net income (loss) attributable to common stockholders	$19,138	$665	$33,277	$(15,705)
Denominator:
Number of shares used in basic calculation	91,318	89,007	91,049	92,327
Weighted-average effect of dilutive securities:
Stock Options	1,573	6,479	1,751	—
RSUs	880	642	1,133	—
PRSUs	61	119	72	—
Number of shares used in diluted calculation	93,832	96,247	94,005	92,327
Diluted net income (loss) per share attributable to common stockholders	$0.20	$0.01	$0.35	$(0.17)

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Stock Options	6	8	7	23
RSUs	3,430	536	1,956	1,175
PRSUs	—	—	—	5
Convertible Notes	8,403	8,403	8,403	8,403
Total	11,839	8,947	10,366	9,606
Note 12. Income Taxes
The computation of the provision for, or benefit from, income taxes for an interim period is determined using an estimated annual effective tax rate, adjusted for discrete items, if any. Each quarter, the Company updates the estimated annual effective tax rate and records a year-to-date adjustment to the tax provision as necessary.
For the three and six months ended June 30, 2024, the Company recorded a tax expense of $5,671 and $5,787, respectively. The effective tax rate for the three and six months ended June 30, 2024 was 22.9% and 14.8%, respectively. The effective tax rate differs from the statutory rate primarily as a result of having a full valuation allowance in the U.S. and the mix of income in the foreign jurisdictions in which the Company conducts business, and excess tax benefits from stock-based compensation.
For the three and six months ended June 30, 2023, the Company recorded a tax expense of $3,316 and tax benefit of $8,165, respectively. The effective tax rate for the three and six months ended June 30, 2023, was 83.3% and 34.2%, respectively. The effective tax rate differs from the statutory rate primarily as a result of being able to benefit from current year losses in the U.S., despite maintaining a valuation allowance against the remaining U.S. deferred tax assets, as well as the mix of income in foreign jurisdictions.
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
As of June 30, 2024, we had approximately 638,000 Learners, Builders and Scalers using our platform to build, deploy and scale applications. We view Learners, Builders and Scalers as the most appropriate measure of our customer population, and Testers have therefore been excluded from the total customer population count.
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
We have a highly efficient self-service customer acquisition model, which we complement with a sales force focused on inside sales, targeted outside sales and partnership opportunities to drive revenue growth. Our model enables customers to get started on our platform very quickly and without the need for assistance. We focus heavily on enabling a self-service, low-friction model that makes it easy for users to try, adopt and use our products. For each of the three months ended June 30, 2024 and 2023, our sales and marketing expense was approximately 10% and 9% of our revenue, respectively. The efficiency of our go-to-market model and our focus on the needs of startups and growing technology businesses has enabled us to drive organic growth and establish a truly global customer base across a broad range of industries.
Our customers are spread across approximately 190 countries and around two-thirds of our revenue has historically come from customers located outside the United States. For the three months ended June 30, 2024, 38% of our revenue was generated from North America, 28% from Europe, 23% from Asia and 11% from the rest of the world.
Our average revenue per customer (consisting of the aggregate revenue and customer counts for our Learners, Builders and Scalers, but excluding revenue and customer counts for Testers), or ARPU, has increased from $90.84 in the quarter ended June 30, 2023 to $99.45 in the quarter ended June 30, 2024. We had no material customer concentration as our top 25 customers made up approximately 8% and 7% of our revenue in the three months ended June 30, 2024 and 2023, respectively. Our annual run-rate revenue, or ARR, as of June 30, 2024 was $781 million, up from $682 million as of June 30, 2023. ARR as of the end of each month represents total revenue for that month multiplied by 12.
Growing our Builders and Scalers is a critical focus for us, and we have successfully increased the number of these customers and their percentage of our total revenue. We had approximately 18,000 Scalers as of June 30, 2024, up from approximately 16,000 as of June 30, 2023. We had approximately 143,000 Builders as of June 30, 2024, up from approximately 134,000 as of June 30, 2023. Revenue from Builders and Scalers increased 8% and 19%, respectively, for the three months ended June 30, 2024 from the three months ended June 30, 2023. Revenue from Builders and Scalers as a percentage of total revenue was 87% in the three months ended June 30, 2024 and 86% in the three months ended June 30, 2023.
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

	Three Months Ended June 30,
	2024	2023
Learners(1)	476,529	466,072
Builders(1)	143,425	134,290
Scalers(1)	17,618	15,847
ARPU	$99.45	$90.84
ARR (in millions)	$781	$682
Net dollar retention rate	97%	104%
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
ARPU
We believe that our average revenue per customer, which we refer to as ARPU, is a strong indication of our ability to land new customers with higher spending levels and expand usage of our platform by our existing customers. We calculate ARPU on a monthly basis as our total revenue from Learners, Builders and Scalers in that period divided by the total number of Learner, Builder and Scaler customers determined as of the last day of the reported period. For a quarterly or annual period, ARPU is determined as the weighted average monthly ARPU over such three or 12-month period.
ARR
Given the recurring nature of our business, we view annual run-rate revenue as an important indicator of our current progress towards meeting our revenue targets and projected growth rate going forward. We calculate ARR at a point in time by multiplying the revenue of the last month of the reported period by 12. For our ARR calculations, we include the total revenue from all customers, including Testers, Learners, Builders and Scalers.
Net Dollar Retention Rate
Our ability to maintain long-term revenue growth and achieve profitability is dependent on our ability to retain and grow revenue from our existing customers. We have a history of retaining customers for multiple years and in many cases increasing their spend with us over time. To help us measure our performance in this area, we monitor our net dollar retention rate. We calculate net dollar retention rate monthly by starting with the revenue from customers, including Testers, Learners, Builders and Scalers, for our IaaS, PaaS and SaaS offerings during the corresponding month 12 months prior, or the Prior Period Revenue. We then calculate the revenue from these same customers as of the current month, or the Current Period Revenue, including any expansion and net of any contraction or attrition from these customers over the last 12 months. The calculation also includes revenue from customers that generated revenue before, but not in, the corresponding month 12 months prior, but subsequently generated revenue in the current month and are therefore reflected in the Current Period Revenue. We include this group of re-engaged customers in this calculation because our customers frequently use our platform for projects that stop and start over time. We then divide the total Current Period Revenue by the total Prior Period Revenue to arrive at the net dollar retention rate for the relevant month. For our net dollar retention rate calculations, we include the total revenue from customers, including Testers, Learners, Builders and Scalers, for our IaaS, PaaS and SaaS offerings. For a quarterly or annual period, the net dollar retention rate is determined as the average monthly net dollar retention rates over such three or 12-month period.

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
Cost of Revenue
Cost of revenue consists primarily of fees related to operating in third-party co-location space at data center facilities, personnel expenses for those directly supporting our co-location facilities and non-personnel costs, including amortization of acquired technology, amortization of capitalized internal-use software development costs, and depreciation of our data center equipment. Third-party co-location facility costs include data center rental fees, power costs, maintenance fees, network and bandwidth. Personnel expenses include salaries, bonuses, benefits, and stock-based compensation.
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
General and Administrative Expenses
General and administrative expenses consist primarily of personnel costs of our human resources, legal, finance and other administrative functions including salaries, bonuses, benefits, and stock-based compensation. General and administrative expenses also include provision for expected credit losses, software, payment processing fees, business insurance, depreciation and amortization expenses, rent and facilities costs, impairment of long-lived assets, acquisition related compensation, and other administrative costs. General and administrative expenses may increase in absolute dollars as we continue to grow our business.

Restructuring and other charges
Restructuring and other charges consist primarily of personnel costs, such as notice period, employee severance payments and termination benefits, as well as stock-based compensation related to vesting of certain equity awards. The restructuring plan was substantially completed by the end of the third quarter of 2023.
Other Income, net
Other income, net consists primarily of accretion/amortization of premium/discounts and interest income from our marketable securities, amortization of deferred financing fees on our convertible notes, loss on extinguishment of debt, and gains or losses on foreign currency exchange.
Income Tax (Expense) Benefit
Income tax (expense) benefit is attributable to the mix of income in the jurisdictions in which we conduct business. We maintain a full valuation allowance on our U.S. federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred assets will not be realized.
Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in thousands)
Revenue	$192,476	$169,814	$377,206	$334,948
Cost of revenue(1)	75,139	67,354	147,783	139,233
Gross profit	117,337	102,460	229,423	195,715
Operating expenses:
Research and development(1)	34,040	38,569	68,011	76,841
Sales and marketing(1)	20,130	16,100	40,934	34,331
General and administrative(1)	40,839	48,858	86,612	97,797
Restructuring and other charges(1)	—	434	—	21,303
Total operating expenses	95,009	103,961	195,557	230,272

Income (loss) from operations	22,328	(1,501)	33,866	(34,557)
Other income, net	2,481	5,482	5,198	10,687
Income (loss) before income taxes	24,809	3,981	39,064	(23,870)
Income tax (expense) benefit	(5,671)	(3,316)	(5,787)	8,165
Net income (loss) attributable to common stockholders	$19,138	$665	$33,277	$(15,705)
___________________
(1)    Includes stock-based compensation as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in thousands)
Cost of revenue	$555	$461	$1,077	$853
Research and development	8,885	16,188	18,271	25,778
Sales and marketing	3,261	3,726	7,042	7,058
General and administrative	9,132	16,054	18,320	30,334
Restructuring and other charges	—	—	—	3,937
Total stock-based compensation	$21,833	$36,429	$44,710	$67,960

The following table sets forth our results of operations as a percentage of revenue for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue	100%	100%	100%	100%
Cost of revenue	39	40	39	42
Gross profit	61	60	61	58
Operating expenses:
Research and development	18	23	18	23
Sales and marketing	10	9	11	10
General and administrative	21	29	23	29
Restructuring and other charges	—	—	—	6
Total operating expenses*	49	61	52	68

Income (loss) from operations	12	(1)	9	(10)
Other income, net	1	3	1	3
Income (loss) before income taxes	13	2	10	(7)
Income tax (expense) benefit	(3)	(2)	(2)	2
Net income (loss) attributable to common stockholders*	10%	—%	9%	(5%)
*May not foot due to rounding
Comparison of the Three Months Ended June 30, 2024 and 2023
Revenue

	Three Months Ended June 30,
	2024	2023	$ Change	% Change

	(in thousands)
Revenue	$192,476	$169,814	$22,662	13%
Revenue increased $22.7 million, or 13%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily driven by a 9% increase in ARPU to $99.45 from $90.84, and a 15% increase in revenue from Builders and Scalers. The increase in ARPU was primarily driven by continued adoption of our products by our customers leading to higher average usage on our platform.
Cost of Revenue

	Three Months Ended June 30,
	2024	2023	$ Change	% Change

	(in thousands)
Cost of revenue	$75,139	$67,354	$7,785	12%
Cost of revenue increased $7.8 million, or 12%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase is primarily due to a $5.0 million increase in depreciation and amortization of acquired finance leases and acquired developed technology, a $0.7 million increase in third-party license fees, a $0.6 million increase in partnership costs, and a $0.6 million increase in co-location costs. Gross profit increased to 61% for the three months ended June 30, 2024 from 60% for the three months ended June 30, 2023, primarily due to a decrease in ancillary equipment and bandwidth expenses as a percentage of revenue as a result of our ongoing cost optimization efforts, offset by our continued investment in AI/ML offerings.

Operating Expenses

	Three Months Ended June 30,
	2024	2023	$ Change	% Change

	(in thousands)
Research and development	$34,040	$38,569	$(4,529)	(12%)
Sales and marketing	20,130	16,100	4,030	25%
General and administrative	40,839	48,858	(8,019)	(16%)
Restructuring and other charges	—	434	(434)	(100%)
Total operating expenses	$95,009	$103,961	$(8,952)	(9%)
Research and development expenses decreased $4.5 million, or 12%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease is primarily due to a $3.6 million reduction in personnel costs primarily relating to the restructuring we announced in February 2023 and a $2.3 million increase in capitalized internal-use software development costs, partially offset by a $1.3 million increase in professional services costs.
Sales and marketing expenses increased $4.0 million, or 25%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase is primarily due to a $1.5 million increase in personnel costs, a $1.5 million increase in advertising expenses and a $0.7 million increase in depreciation and amortization of acquired intangible assets.
General and administrative expenses decreased $8.0 million, or 16%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease is due to a $9.0 million reduction in personnel costs relating to stock-based compensation largely as a result of the departure of our former CEO, partially offset by a $0.9 million increase in recruiting costs and a $0.5 million increase in payment processing costs.
There were $0.4 million in Restructuring and other charges during the three months ended June 30, 2023 and no such charges during the three months ended June 30, 2024. These charges were primarily due to one-time severance and benefit payments in connection with the restructuring we announced in February 2023.
Other Income, net

	Three Months Ended June 30,
	2024	2023	$ Change	% Change

	(in thousands)
Other income, net	$2,481	$5,482	$(3,001)	(55%)
Other income, net decreased $3.0 million, or 55%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to the maturity of interest bearing marketable securities used for our share repurchases and capital expenditures.
Income Tax Expense

	Three Months Ended June 30,
	2024	2023	$ Change	% Change

	(in thousands)
Income tax (expense) benefit	$(5,671)	$(3,316)	$(2,355)	71%
Income tax expense increased $2.4 million, or 71%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily as a result of increased worldwide pretax income creating a higher tax expense in 2024 compared to 2023.
Comparison of the Six Months Ended June 30, 2024 and 2023

Revenue

	Six Months Ended June 30,
	2024	2023	$ Change	% Change

	(in thousands)
Revenue	$377,206	$334,948	$42,258	13%
Revenue increased $42.3 million, or 13%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase in revenue was primarily driven by a 9% increase in ARPU to $97.28 from $89.59; and a 14% increase in revenue from Builders and Scalers. The increase in ARPU was primarily driven by continued adoption of our products by our customers leading to higher average usage of our platform.
Cost of Revenue

	Six Months Ended June 30,
	2024	2023	$ Change	% Change

	(in thousands)
Cost of revenue	$147,783	$139,233	$8,550	6%
Cost of revenue increased $8.6 million, or 6%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase is primarily due to a $7.9 million increase in depreciation and amortization from acquired finance leases and acquired developed technology, a $1.3 million increase in partnership costs and a $1.1 million increase in third-party license fees, partially offset by decreases of $1.5 million in bandwidth expenses due to reduction in our consumption from certain vendors and $1.4 million in ancillary equipment. Gross profit increased to 61% for the six months ended June 30, 2024 from 58% for the six months ended June 30, 2023, primarily due to a decrease in co-location costs and ancillary equipment expenses as a percentage of revenue as a result of our ongoing cost optimization efforts.
Operating Expenses

	Six Months Ended June 30,
	2024	2023	$ Change	% Change

	(in thousands)
Research and development	$68,011	$76,841	$(8,830)	(11%)
Sales and marketing	40,934	34,331	6,603	19%
General and administrative	86,612	97,797	(11,185)	(11%)
Restructuring and other charges	—	21,303	(21,303)	(100%)
Total operating expenses	$195,557	$230,272	$(34,715)	(15%)
Research and development expenses decreased $8.8 million, or 11%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease is primarily due to a $6.4 million reduction in personnel costs primarily relating to the restructuring we announced in February 2023 and a $2.8 million increase in capitalized internal-use software development costs, offset by a $1.0 million increase in professional services costs.
Sales and marketing expenses increased $6.6 million, or 19%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase is primarily due to a $3.1 million increase in advertising expenses, a $1.5 million increase in personnel costs, and a $1.5 million increase in amortization of acquired intangibles assets.
General and administrative expenses decreased $11.2 million, or 11%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease is primarily due to a $13.9 million reduction in personnel costs relating to stock-based compensation largely as a result of the departure of our former CEO, partially offset by a $1.0 million increase in professional services costs and a $0.9 million increase in payment processing costs.
Restructuring and other charges decreased $21.3 million, or 100%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. These charges were primarily due to one-time severance and benefit payments, as well as stock-based compensation related to vesting of certain equity awards in connection with the restructuring we announced in February 2023, which was substantially completed by the third quarter of 2023.

Other Income, net

	Six Months Ended June 30,
	2024	2023	$ Change	% Change

	(in thousands)
Other income, net	$5,198	$10,687	$(5,489)	(51)%
Other income, net decreased $5.5 million, or 51%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to the maturity of interest bearing marketable securities used for our share repurchases and capital expenditures.
Income Tax (Expense) Benefit

	Six Months Ended June 30,
	2024	2023	$ Change	% Change

	(in thousands)
Income tax (expense) benefit	$(5,787)	$8,165	$(13,952)	(171)%
Income tax expense increased $14.0 million, or 171%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily as a result of U.S. pre-tax losses creating a tax benefit in 2023 as compared to U.S. pre-tax income creating a tax expense in 2024.
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
In February 2024, our Board of Directors approved an additional repurchase program of up to an aggregate of $140 million of our common stock through fiscal year 2025. For the six months ended June 30, 2024, we repurchased and retired 497,364 shares of common stock for an aggregate purchase price of $18.2 million. The program will expire on December 31, 2025.
As of June 30, 2024, we had $153,698 of estimated undiscounted fixed payment obligations for leases of co-location space at data center facilities and, to a lesser extent, office space, that have not yet commenced and were not included on the Condensed Consolidated Balance Sheets. These leases are expected to commence between September 2024 and August 2025, and have a weighted average lease term of 6 years.
As of June 30, 2024, we had $443.1 million in cash and cash equivalents. Our cash and cash equivalents primarily consist of cash and money market funds.
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

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(In thousands)	2024	2023
Net cash provided by operating activities	$138,033	$100,376
Net cash provided by investing activities	12,095	243,709
Net cash used in financing activities	(24,193)	(364,985)
Increase (decrease) in cash, cash equivalents and restricted cash	125,874	(20,915)
Operating Activities
Our largest source of operating cash is cash collections from sales to our customers. Our primary uses of cash from operating activities are for personnel costs, co-location costs, payment processing fees, bandwidth and connectivity, server maintenance and software licensing fees.
Net cash provided by operating activities was $138.0 million and $100.4 million for the six months ended June 30, 2024 and 2023, respectively. The increase was primarily driven by an increase in cash collections from higher revenues. These increases were partially offset by payments for leases, acquisition related compensation and cash bonuses.
Investing Activities
Net cash provided by investing activities was $12.1 million for the six months ended June 30, 2024 compared to $243.7 million for the six months ended June 30, 2023. The decrease in cash provided by investing activities was primarily driven by a $204.0 million reallocation of our marketable securities portfolio to cash equivalents and an increase of $28.7 million in cash payments for capital expenditures, partially offset by a $2.5 million decrease in cash activity for asset acquisitions.
Financing Activities
Net cash used in financing activities of $24.2 million and $365.0 million for the six months ended June 30, 2024 and 2023, respectively, was primarily due to the repurchase and retirement of our common stock for $18.2 million and $368.9 million, respectively.
Contractual Obligations and Commitments
Except as disclosed in Note 8. Commitments and Contingencies in our condensed consolidated financial statements, there have been no material changes to our obligations under our operating leases and purchase commitments as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
Recently Adopted Accounting Pronouncements
For information on recently issued accounting pronouncements, see Note 2, Summary of Significant Accounting Policies, in our Notes to condensed consolidated financial statements included in Part I, Item 1. “Financial Statements and Supplementary Data” included in this Form 10-Q.
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
The following table presents a reconciliation of Net income (loss) attributable to common stockholders, the most directly comparable financial measure stated in accordance with GAAP, to adjusted EBITDA for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
GAAP Net income (loss) attributable to common stockholders	$19,138	$665	$33,277	$(15,705)

Adjustments:
Depreciation and amortization	33,129	27,618	65,016	56,531
Stock-based compensation(1)	21,833	36,429	44,563	64,023
Interest expense	2,321	2,112	4,625	4,301
Acquisition related compensation	3,716	6,980	8,246	14,581
Acquisition and integration related costs	(19)	1,446	—	2,747
Income tax expense	5,671	3,316	5,787	(8,165)
Restructuring and other charges(1)	—	434	—	21,303
Restructuring related charges(1)(2)	243	820	3,863	2,727
Impairment of long-lived assets	356	—	356	553
Other income, net(3)	(4,802)	(7,594)	(9,823)	(14,988)
Adjusted EBITDA	$81,586	$72,226	$155,910	$127,908
As a percentage of revenue:
Net income (loss) margin	10%	—%	9%	(5%)
Adjusted EBITDA margin	42%	43%	41%	38%
___________________

(1)For the six months ended June 30, 2024, non-GAAP stock-based compensation excludes $0.1 million as it is presented in Restructuring related charges. For the six months ended June 30, 2023, non-GAAP stock-based compensation excludes $3.9 million, as it is presented in Restructuring and other charges. There were no reclassifications of stock-based compensation for the three months ended June 30, 2024 and 2023.
(2)For the three and six months ended June 30, 2024, primarily consists of executive reorganization charges. For the three and six months ended June 30, 2023, primarily consists of salary continuation charges.
(3)For the three and six months ended June 30, 2024 and 2023, primarily consists of interest and accretion income from our cash and cash equivalents and marketable securities.
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
The following table presents a reconciliation of Net income (loss) attributable to common stockholders, the most directly comparable financial measure stated in accordance with GAAP, to Non-GAAP Net income for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2024	2023	2024	2023
GAAP Net income (loss) attributable to common stockholders	$19,138	$665	$33,277	$(15,705)
Stock-based compensation(1)	21,833	36,429	44,563	64,023
Acquisition related compensation	3,716	6,980	8,246	14,581
Amortization of acquired intangible assets	5,735	3,790	11,470	7,580
Acquisition and integration related costs	(19)	1,446	—	2,747
Restructuring and other charges(1)	—	434	—	21,303
Restructuring related charges(1)(2)	243	820	3,863	2,727
Impairment of long-lived assets	356	—	356	553
Non-GAAP income tax adjustment(3)	(3,397)	(5,844)	(11,423)	(23,404)
Non-GAAP Net income	$47,605	$44,720	$90,352	$74,405

Non-cash charges related to convertible notes(4)	$1,588	$1,561	$3,174	$3,121
Non-GAAP Net income used to compute net income per share, diluted	$49,193	$46,281	$93,526	$77,526

GAAP Net income (loss) per share attributable to common stockholders, diluted	$0.20	$0.01	$0.35	$(0.17)
Stock-based compensation(1)	0.21	0.35	0.44	0.60
Acquisition related compensation	0.04	0.07	0.08	0.14
Amortization of acquired intangible assets	0.06	0.04	0.11	0.07
Acquisition and integration related costs	—	0.01	—	0.03
Restructuring and other charges(1)	—	—	—	0.20
Restructuring related charges(1)(2)	—	0.01	0.04	0.03
Impairment of long-lived assets	—	—	—	0.01
Non-cash charges related to convertible notes(4)	0.02	0.01	0.03	0.03
Non-GAAP income tax adjustment(3)	(0.03)	(0.06)	(0.11)	(0.22)
Non-GAAP Net income per share, diluted*	$0.48	$0.44	$0.91	$0.72

GAAP Weighted-average shares used to compute net income (loss) per share, diluted	93,832	96,247	94,005	92,327
Weighted-average dilutive effect of potentially dilutive securities	8,403	8,403	8,403	15,583
Non-GAAP Weighted-average shares used to compute net income per share, diluted	102,235	104,650	102,408	107,910
*May not foot due to rounding
______________
(1)For the six months ended June 30, 2024, non-GAAP stock-based compensation excludes $0.1 million as it is presented in Restructuring related charges. For the six months ended June 30, 2023, non-GAAP stock-based compensation excludes $3.9 million, as it is presented in Restructuring and other charges. There were no reclassifications of stock-based compensation for the three months ended June 30, 2024 and 2023.
(2)For the three and six months ended June 30, 2024, primarily consists of executive reorganization charges. For the three and six months ended June 30, 2023, primarily consists of salary continuation charges.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer, concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.
Material Weakness in Internal Control over Financial Reporting
As previously disclosed, we identified a material weakness in our internal control over financial reporting that continued to exist as of June 30, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We did not design and maintain effective controls over the accounting for income taxes. Specifically, we did not have the appropriate skills and level of experience to assess complicated tax matters. Additionally, we did not properly identify, risk assess, design and maintain effective controls related to the income tax provision, including controls related to the evaluation of tax deductions and the impact on our tax provision. This material weakness resulted in immaterial errors to the income tax expense, deferred taxes, accrued tax liabilities and income tax disclosures which were adjusted in the Company's revised consolidated financial statements for the year ended December 31, 2022. The material weakness also resulted in material errors to the income tax expense, deferred taxes and accrued tax liabilities which were adjusted in the Company's restated condensed consolidated financial statements for the three months ended March 31, 2023. This material weakness could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.
Remediation Plan with Respect to Material Weakness
Management is committed to taking the necessary steps to remediate the above identified material weakness. We are implementing a plan to remediate the material weakness as follows:
a.In March 2023, we hired a VP of Tax with over 25 years of tax leadership experience.
b.In the second quarter of 2024, we continued to supplement our tax resources through the use of a third-party tax advisor and intend to continue utilizing the third-party tax advisor.
c.In the first and second quarter of 2024, we augmented our team with additional tax personnel who have the appropriate knowledge, training and experience to analyze, record and disclose tax accounting matters timely and accurately, and to design and maintain appropriate accounting policies, procedures and controls over income taxes, commensurate with our financial reporting requirements.
d.In the second quarter of 2024, we continued to evaluate the design of newly implemented controls to address the identification, accounting, reporting and review of complex tax transactions.

We continue to execute upon our remediation plan for the material weakness and report the status of the remediation plan to the Audit Committee on a regular basis.
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
Changes in Internal Control Over Financial Reporting
Except as described above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
The following table provides information with respect to repurchases of shares of common stock by the Company during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Program(1)
April 1-30, 2024	202,670	$35.23	202,670	$125,066
May 1-31, 2024	94,436	$34.40	94,436	$121,817
June 1-30, 2024	—	—	—	$121,817
Total	297,106	$34.96	297,106
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Arrangements
On June 7, 2024, W. Matthew Steinfort, the Company’s Chief Financial Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Steinfort 10b5-1 Plan”). The Steinfort 10b5-1 Plan contemplates the sale of up to 49,991 shares of the Company’s common stock between September 9, 2024 and August 29, 2025.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Letter Agreement between the Registrant and Muhammad Aaqib Gadit, dated May 2, 2024.					X
31.1	Certification of Padmanabhan Srinivasan, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of W. Matthew Steinfort, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
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

DigitalOcean Holdings, Inc.

Date:	August 8, 2024	By:	/s/ Padmanabhan Srinivasan
Padmanabhan Srinivasan
Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2024	By:	/s/ W. Matthew Steinfort
W. Matthew Steinfort
Chief Financial Officer
(Principal Financial Officer)