Form 10-Q
period 2024-09-30
DigitalOcean Holdings, Inc.
filed 2024-11-04
CIK 1582961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2024
OR
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
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 28, 2024, there were 92,282,286 shares of the registrant’s common stock, with a par value of $0.000025 per share, outstanding.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	September 30, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$439,872	$317,236
Marketable securities	—	94,532
Accounts receivable, less allowance for credit losses of $5,664 and $5,848, respectively	68,936	62,186
Prepaid expenses and other current assets	43,198	29,040
Total current assets	552,006	502,994

Property and equipment, net	371,000	305,444
Restricted cash	1,747	1,747
Goodwill	348,674	348,322
Intangible assets, net	123,110	140,151
Operating lease right-of-use assets, net	121,430	155,201
Deferred tax assets	2,035	1,994
Other assets	6,476	5,114
Total assets	$1,526,478	$1,460,967

Current liabilities:
Accounts payable	$12,946	$3,957
Accrued other expenses	28,065	31,046
Deferred revenue	5,575	5,340
Operating lease liabilities, current	68,113	81,320
Other current liabilities	61,311	70,982
Total current liabilities	176,010	192,645

Deferred tax liabilities	3,518	3,533
Long-term debt	1,483,470	1,477,798
Operating lease liabilities, non-current	73,556	91,161
Other long-term liabilities	1,627	9,528
Total liabilities	1,738,181	1,774,665
Commitments and Contingencies (Note 8)

Preferred stock ($0.000025 par value per share; 10,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023)	—	—
Common stock ($0.000025 par value per share; 750,000,000 shares authorized; 92,397,303 and 90,243,442 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively)	2	2
Additional paid-in capital	65,701	30,989
Accumulated other comprehensive loss	(398)	(452)
Accumulated deficit	(277,008)	(344,237)
Total stockholders’ deficit	(211,703)	(313,698)

Total liabilities and stockholders’ deficit	$1,526,478	$1,460,967
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue	$198,484	$177,062	$575,690	$512,010
Cost of revenue	79,043	70,329	226,826	209,562
Gross profit	119,441	106,733	348,864	302,448
Operating expenses:
Research and development	37,377	32,627	105,388	109,468
Sales and marketing	17,036	19,015	57,970	53,346
General and administrative	40,422	20,064	127,034	117,861
Restructuring and other charges	—	(441)	—	20,862
Total operating expenses	94,835	71,265	290,392	301,537

Income from operations	24,606	35,468	58,472	911

Other income (expense):
Interest expense	(2,262)	(2,333)	(6,887)	(6,634)
Interest income and other income, net	7,297	3,979	17,120	18,967
Other income, net	5,035	1,646	10,233	12,333

Income before income taxes	29,641	37,114	68,705	13,244
Income tax benefit (expense)	3,308	(17,939)	(2,479)	(9,774)
Net income attributable to common stockholders	$32,949	$19,175	$66,226	$3,470
Net income per share attributable to common stockholders
Basic	$0.36	$0.22	$0.72	$0.04
Diluted	$0.33	$0.20	$0.70	$0.04
Weighted-average shares used to compute net income per share attributable to common stockholders
Basic	92,145	87,667	91,413	90,769
Diluted	102,591	102,674	102,678	97,747
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income attributable to common stockholders	$32,949	$19,175	$66,226	$3,470
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes	179	(373)	42	(43)
Unrealized gain on marketable securities, net of taxes	—	299	12	1,069
Other comprehensive income (loss)	179	(74)	54	1,026
Comprehensive income	$33,128	$19,101	$66,280	$4,496
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Compreh-ensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at June 30, 2024	91,698,027	$2	$56,748	$(577)	$(309,957)	$(253,784)
Issuance of common stock under equity incentive plan, net of taxes withheld	997,103	—	(3,474)	—	—	(3,474)
Issuance of common stock under employee stock purchase plan, net of taxes withheld	—	—	—	—	—	—
Repurchase and retirement of common stock including related costs	(297,827)	—	(11,370)	—	—	(11,370)
Stock-based compensation	—	—	23,797	—	—	23,797
Other comprehensive income	—	—	—	179	—	179
Net income attributable to common stockholders	—	—	—	—	32,949	32,949
Balance at September 30, 2024	92,397,303	$2	$65,701	$(398)	$(277,008)	$(211,703)

	Common Stock		Additional Paid-In Capital	Accumulated Other Compreh-ensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at June 30, 2023	88,628,893	$2	$—	$(948)	$(266,633)	$(267,579)
Issuance of common stock under equity incentive plan, net of taxes withheld	915,901	—	(1,208)	—	—	(1,208)
Issuance of common stock under employee stock purchase plan, net of taxes withheld	—	—	—	—	—	—
Repurchase and retirement of common stock including related costs	(3,350,349)	—	3,205	—	(110,295)	(107,090)
Stock-based compensation	—	—	(1,997)	—	—	(1,997)
Other comprehensive loss	—	—	—	(74)	—	(74)
Net income attributable to common stockholders	—	—	—	—	19,175	19,175
Balance at September 30, 2023	86,194,445	$2	$—	$(1,022)	$(357,753)	$(358,773)
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehen-sive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2023	90,243,442	$2	$30,989	$(452)	$(344,237)	$(313,698)
Issuance of common stock under equity incentive plan, net of taxes withheld	2,854,890	—	(9,318)	—	—	(9,318)
Issuance of common stock under employee stock purchase plan, net of taxes withheld	94,162	—	2,231	—	—	2,231
Repurchase and retirement of common stock including related costs	(795,191)	—	(28,080)	—	1,003	(27,077)
Stock-based compensation	—	—	69,879	—	—	69,879
Other comprehensive income	—	—	—	54	—	54
Net income attributable to common stockholders	—	—	—	—	66,226	66,226
Balance at September 30, 2024	92,397,303	$2	$65,701	$(398)	$(277,008)	$(211,703)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehen-sive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2022	96,732,507	$2	$263,957	$(2,048)	$(214,342)	$47,569
Issuance of common stock under equity incentive plan, net of taxes withheld	3,230,294	—	(506)	—	—	(506)
Issuance of common stock under employee stock purchase plan, net of taxes withheld	120,348	—	2,797	—	—	2,797
Repurchase and retirement of common stock including related costs	(13,888,704)	—	(332,817)	—	(146,881)	(479,698)
Stock-based compensation	—	—	66,569	—	—	66,569
Other comprehensive income	—	—	—	1,026	—	1,026
Net income attributable to common stockholders	—	—	—	—	3,470	3,470
Balance at September 30, 2023	86,194,445	$2	$—	$(1,022)	$(357,753)	$(358,773)

See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net income attributable to common stockholders	$66,226	$3,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,825	87,085
Stock-based compensation	67,659	65,589
Provision for expected credit losses	12,018	11,416
Operating lease right-of-use assets and liabilities, net	2,861	5,783
Net accretion of discounts and amortization of premiums on investments	2,569	(2,262)
Non-cash interest expense	5,987	5,958
Loss on impairment of long-lived assets	356	1,140
Deferred income taxes	—	561
Release of VAT reserve	—	(819)
Other	(2,572)	484
Changes in operating assets and liabilities:
Accounts receivable	(18,768)	(16,777)
Prepaid expenses and other current assets	(13,594)	(7,569)
Accounts payable and accrued expenses	1,136	(15,870)
Deferred revenue	235	(561)
Other assets and liabilities	(13,552)	16,798
Net cash provided by operating activities	211,386	154,426

Investing activities
Capital expenditures - property and equipment	(132,886)	(67,077)
Capital expenditures - internal-use software development	(6,492)	(4,075)
Cash paid for acquisition of businesses, net of cash acquired	—	(99,340)
Cash paid for asset acquisitions	—	(2,500)
Purchase of marketable securities	—	(352,313)
Maturities of marketable securities	91,675	773,335
Purchased interest on marketable securities	—	(151)
Proceeds from interest on marketable securities	—	151
Proceeds from sale of equipment	42	236
Net cash (used in) provided by investing activities	(47,661)	248,266

Financing activities
Proceeds related to the issuance of common stock under equity incentive plan	11,890	15,358
Proceeds from the issuance of common stock under employee stock purchase plan	2,231	2,797
Principal repayments of finance leases	(4,097)	(947)
Employee payroll taxes paid related to net settlement of equity awards	(21,166)	(15,594)
Repurchase and retirement of common stock including related costs	(29,878)	(474,950)
Net cash used in financing activities	(41,020)	(473,336)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(69)	(55)
Increase (decrease) in cash, cash equivalents and restricted cash	122,636	(70,699)
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash, cash equivalents and restricted cash - beginning of period	318,983	151,807
Cash, cash equivalents and restricted cash - end of period	$441,619	$81,108
Supplemental disclosures of cash flow information:
Cash paid for interest	$824	$595
Cash paid for taxes, net of refunds	13,442	2,034
Operating cash flows paid for operating leases	64,397	51,038
Non-cash investing and financing activities:
Capitalized stock-based compensation	$2,221	$980
Property and equipment received but not yet paid, included in Accounts payable and Accrued other expenses	9,395	15,804
Operating right-of-use assets obtained in exchange for operating lease liabilities	27,717	65,828
Finance right-of-use assets obtained in exchange for finance lease liabilities	88	11,958
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Note 1. Nature of the Business and Organization
DigitalOcean Holdings, Inc. and its subsidiaries (collectively, the “Company”, “we”, “our”, “us”) is a leading cloud computing platform offering on-demand infrastructure, platform and software tools for startups and growing digital-native businesses. The Company was founded with the guiding principle that the transformative benefits of the cloud should be easy to leverage, broadly accessible, reliable and affordable. The Company’s platform simplifies cloud computing, enabling its customers to rapidly accelerate innovation and increase their productivity and agility. The Company offers mission-critical solutions across Infrastructure-as-a-Service (“IaaS”), including Droplet virtual machines, storage and networking offerings; Platform-as-a-Service (“PaaS”), including Managed Database and Managed Kubernetes offerings; Software-as-a-Service (“SaaS”), including Managed Hosting and Marketplace offerings; and artificial intelligence and machine learning (“AI/ML”), including Machines, Notebooks and Deployments offerings.
The Company has adopted a holding company structure and the primary operations are performed globally through its wholly owned operating subsidiaries.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include accounts of the Company and all wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of September 30, 2024, results of operations for the three and nine months ended September 30, 2024 and 2023, cash flows for the nine months ended September 30, 2024 and 2023, and stockholders' deficit for the three and nine months ended September 30, 2024 and 2023.
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
Restricted Cash
The following table reconciles cash, cash equivalents and restricted cash per the Condensed Consolidated Statements of Cash Flows:

	September 30,
	2024	2023
Cash and cash equivalents	$439,872	$79,361
Restricted cash(1)	1,747	1,747
Total cash, cash equivalents and restricted cash	$441,619	$81,108
___________________
(1)Includes deposits in financial institutions related to letters of credit used to secure lease agreements.
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
The following table presents the changes in our allowance for expected credit losses for the period presented:

Amount
Balance as of December 31, 2023	$5,848
Provision for expected credit losses	12,018
Write-offs and other	(12,202)
Balance as of September 30, 2024	$5,664
Deferred Revenue
Deferred revenue was $5,575 and $5,340 as of September 30, 2024 and December 31, 2023, respectively. Revenue recognized during the three months ended September 30, 2024 and 2023 was $441 and $624, respectively, and $3,375 and $3,424 during the nine months ended September 30, 2024 and 2023, respectively, which was included in each deferred revenue balance at the beginning of each respective period.
The Company has performance obligations associated with commitments in customer contracts for future services that have not yet been recognized in our condensed consolidated financial statements. While our customer agreements typically do not contractually bind customers to a specific usage or term, we have a limited number of contracts with original terms that exceed a one year commitment period and require the customer to spend a minimum amount over that term. As of September 30, 2024, we expect revenue of approximately $10,053 to be recognized in future periods from remaining performance obligations for contracts that exceed a one year commitment. The weighted-average remaining life of these contracts is 1.9 years. The amount and timing of revenue recognition is largely driven by customer usage.
Segment Information
The Company’s chief operating decision maker, the chief executive officer (“CEO”), reviews discrete financial information presented on a consolidated basis for purposes of regularly making operating decisions, allocation of resources, and assessing financial performance. Accordingly, the Company has one operating and reporting segment.
Geographical Information
Revenue, as determined based on the billing address of the Company’s customers, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
North America	39%	37%	38%	38%
Europe	28	29	29	29
Asia	23	24	23	23
Other	10	10	10	10
Total	100%	100%	100%	100%
Revenue derived from customers in the United States was 33% and 32% of total revenue for the three and nine months ended September 30, 2024, respectively, and 30% of total revenue for the three and nine months ended September 30, 2023.

Long-lived assets include property and equipment and leases. The geographic locations of the Company’s long-lived assets, net, based on physical location of the assets, is as follows:

	September 30, 2024	December 31, 2023
United States	$256,291	$233,557
Singapore	31,284	43,425
Germany	51,753	62,224
Netherlands	69,690	46,170
Other	83,412	75,269
Total	$492,430	$460,645
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
The Company’s customer base consists of a significant number of geographically dispersed customers. No customer represented 10% or more of accounts receivable, net as of September 30, 2024 and December 31, 2023. Additionally, no customer accounted for 10% or more of total revenue during the three and nine months ended September 30, 2024 and 2023.
Recent Accounting Pronouncements – Pending Adoption
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, ASU 2023-09 requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in ASU 2023-09 are required to be adopted for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued. The amendments should be applied on a prospective basis although retrospective application is permitted. The Company is currently evaluating the impact of adoption on its financial disclosures.
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
Note 3. Acquisitions, Goodwill and Intangible Assets
Paperspace Co.
On July 5, 2023 (the “Paperspace Acquisition Date”), the Company consummated a business combination acquiring 100% of Paperspace Co. (“Paperspace”) for total cash consideration of $100,399. Included in the consideration paid was a contribution of $11,100 to an escrow account held by a third party on the Paperspace Acquisition Date to support certain post-closing indemnification obligations. During the three months ended September 30, 2024, the indemnification period expired and the remaining indemnity escrow fund was distributed to the participating Paperspace stockholders in accordance with the acquisition agreement.
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
During the nine months ended September 30, 2024, goodwill increased $352 due to measurement period adjustments for the business combination. The following table sets forth the final allocation of the purchase price and summarizes the fair values of the assets acquired and liabilities assumed at the Paperspace Acquisition Date:

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
Unaudited Pro Forma Financial Information
The unaudited pro forma information below summarizes the combined results of the Company and Paperspace as if the Company’s acquisition of Paperspace closed on January 1, 2022 but does not necessarily reflect the combined actual results of operations of the Company and Paperspace that would have been achieved, nor are they necessarily indicative of future results of operations. The unaudited pro forma information reflects certain adjustments that were directly attributable to the acquisition of Paperspace, including additional amortization of acquired assets and the timing of nonrecurring acquisition and integration related costs, and other adjustments the Company believes are reasonable for the pro forma presentation. If Paperspace had been acquired on January 1, 2022, it would not have had a material impact to revenue for the three and nine months ended September 30, 2023.

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Net income (loss)	$17,708	$(7,500)
Contingent Compensation for Acquisitions
Contingent compensation represents compensation for post-combination services because the payments are contingent on continuing employment of the Paperspace founders, Cloudways seller, and Snapshooter Limited founder at each payment date. Contingent compensation costs related to payments due to certain Paperspace founders for $10,120, of which $5,060 was earned and paid on July 5, 2024, and $5,060 was earned during the three months ended September 30, 2024.
Contingent compensation costs related to payments due to a Cloudways seller for $38,830, of which $16,851 was earned and paid on September 1, 2023, $7,326 was earned and paid on March 1, 2024 and $7,326 was earned and paid on September 1, 2024. On October 30, 2024, the Cloudways seller resigned from the Company. In recognition of the Cloudways seller’s service, the Company has agreed to make the remaining payment of $7,326 following the resignation date.
Contingent compensation costs related to payments due to a SnapShooter Limited founder for $1,000 was earned and paid on January 4, 2024.
Note 4. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents, on the Condensed Consolidated Balance Sheets as of December 31, 2023. The Company did not hold marketable securities as of September 30, 2024, as they were reallocated at maturity to cash and money market funds during the three months ended March 31, 2024.

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$69,456	$6	$(6)	$69,456
Commercial paper	25,088	—	(12)	25,076
Total Marketable securities	$94,544	$6	$(18)	$94,532
Interest income from investments was $4,991 and $5,007 for the three months ended September 30, 2024 and 2023, respectively, and $15,393 and $19,071 for the nine months ended September 30, 2024 and 2023, respectively.
Note 5. Fair Value Measurements
The fair value of our financial assets measured on a recurring basis is as follows:

	September 30, 2024
	Level I	Level II	Total
Cash and cash equivalents:
Cash	$65,195	$—	$65,195
Money market funds	374,677	—	374,677
Total Cash and cash equivalents	$439,872	$—	$439,872

	December 31, 2023
	Level I	Level II	Total
Cash and cash equivalents:
Cash	$54,871	$—	$54,871
Money market funds	262,365	—	262,365
Total Cash and cash equivalents	$317,236	$—	$317,236

Marketable securities:
U.S. treasury securities	$69,456	$—	$69,456
Commercial paper	—	25,076	25,076
Total Marketable securities	$69,456	$25,076	$94,532
The Company classifies its highly liquid money market funds and U.S. treasury securities within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its commercial paper investments within Level 2 because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded. The Company had no Level 3 financial assets as of September 30, 2024 and December 31, 2023.
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

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Notes	$1,483,470	$1,335,000	$1,477,798	$1,235,625
The carrying value of the Convertible Notes as of September 30, 2024 and December 31, 2023 was net of unamortized debt issuance costs of $16,530 and $22,202, respectively.
The total fair value of the Convertible Notes was determined based on the closing trading price as of the last day of trading for the period. The Company classifies the fair value to be a Level 2 valuation within the fair value measurement hierarchy due to the limited trading activity.
Note 6. Balance Sheet Details

Property and equipment, net
Property and equipment, net consisted of the following:

	September 30, 2024	December 31, 2023
Computers and equipment	$764,120	$657,505
Furniture and fixtures	1,511	1,511
Leasehold improvements	6,973	6,820
Internal-use software	92,537	84,279
Equipment under finance leases	12,297	11,938
Property and equipment, gross	$877,438	$762,053

Less: accumulated depreciation	$(432,524)	$(387,083)
Less: accumulated amortization	(73,914)	(69,526)
Property and equipment, net	$371,000	$305,444
Depreciation expense on property and equipment was $28,675 and $22,912 for the three months ended September 30, 2024 and 2023, respectively, and $79,294 and $66,956 for the nine months ended September 30, 2024 and 2023, respectively.
The Company capitalized costs related to the development of computer software for internal use of $8,713 and $5,070 for the nine months ended September 30, 2024 and 2023, respectively, which is included in internal-use software costs within Property and equipment, net. Amortization expense related to internal-use software was $1,563 and $1,991 for the three months ended September 30, 2024 and 2023, respectively, and $4,490 and $6,898 for the nine months ended September 30, 2024 and 2023, respectively.
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2024	December 31, 2023
Prepaid expenses	$18,769	$15,065
VAT and sales tax receivable	19,381	12,607
Other current assets	5,048	1,368
Total prepaid expenses and other current assets	$43,198	$29,040
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
At September 30, 2024, the Company had available borrowing capacity of $250,000 on the Credit Facility. The Credit Facility will mature on the earlier of (a) March 29, 2027 and (b) 90 days before the maturity date applicable to any outstanding convertible notes issued by the Company in an aggregate principal amount equal to or greater than $100,000.
The Credit Facility is secured by a first-priority security interest in substantially all of the assets of the Company. The Credit Facility contains certain financial and operational covenants, including a maximum senior secured net leverage ratio financial covenant of 3.50x. As of September 30, 2024, the Company was in compliance with all covenants under the Credit Facility.
The per annum interest rate applicable to any principal amounts outstanding under the Credit Facility for U.S. Dollar loans will be equal to (i) Adjusted Term SOFR plus (ii) an applicable margin varying from 1.25% to 2.00%, subject to a pricing grid based on the senior secured net leverage ratio. The Credit Facility provides for an annual commitment fee varying from 0.20% to 0.30%, also subject to a pricing grid based on the senior secured net leverage ratio, applied to the average daily unused amount of the revolving credit facility. The Company incurred commitment fees on the unused balance of the Credit Facility of $128 for the three months ended September 30, 2024 and 2023, and $381 and $379 for the nine months ended September 30, 2024 and 2023, respectively.
Amortization of deferred financing fees was $105 for the three months ended September 30, 2024 and 2023, and $315 for the nine months ended September 30, 2024 and 2023.
Convertible Notes
In November 2021, the Company issued $1,500,000 aggregate principal amount of Convertible Notes in a private offering, including the exercise in full of the over-allotment option granted to the initial purchasers of $200,000. The Convertible Notes are senior unsecured obligations of the Company and do not bear interest, and the principal amount of the Convertible Notes does not accrete. The Convertible Notes will mature on December 1, 2026 unless earlier converted, redeemed, or repurchased. Amortization of deferred financing fees for the three months ended September 30, 2024 and 2023 was $1,893 and $1,883, respectively, and $5,672 and $5,643 for the nine months ended September 30, 2024 and 2023, respectively.
During the three months ended September 30, 2024, none of the circumstances allowing holders to convert the Convertible Notes were met.
Note 8. Commitments and Contingencies
Purchase Commitments
As of September 30, 2024, the Company had long-term commitments for bandwidth usage with various networks and internet service providers and entered into purchase orders with various vendors. The Company’s purchase commitments have not materially changed since December 31, 2023.
Leases
As of September 30, 2024, the Company had $167,301 of estimated undiscounted fixed payment obligations for leases of co-location space at data center facilities and, to a lesser extent, office space, that have not yet commenced and were not included on the Condensed Consolidated Balance Sheets. These leases are expected to commence between October 2024 and August 2025, and have a weighted average lease term of 6 years.
Letters of Credit
In conjunction with the execution of certain office space operating leases, a letter of credit in the amount of $1,747 was issued and outstanding as of September 30, 2024 and December 31, 2023. No draws have been made under the letter of credit. These funds are included as Restricted cash on the Condensed Consolidated Balance Sheets as they are related to long-term operating leases and are included in beginning and ending Cash, cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows. The letter of credit was reduced on an annual basis until the end of 2022 and, since January 1, 2023, the deposit held is the minimum threshold required until the lease expiration.
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
Note 9. Stockholders’ Equity
Share Buyback Program
On February 20, 2024, the Company’s Board of Directors approved the repurchase of up to an aggregate of $140,000 of its common stock (“2024 Share Buyback Program”). Pursuant to the 2024 Share Buyback Program, repurchases of the Company’s common stock will be made at prevailing market prices through open market purchases or in negotiated transactions off the market. The repurchase program is authorized through fiscal year 2025; however, the Company is not obligated to acquire any particular amount of common stock and the program may be extended, modified, suspended or discontinued at any time at the Company’s discretion.
During the three months ended September 30, 2024, the Company repurchased and retired 297,827 shares of common stock pursuant to the 2024 Share Buyback Program for an aggregate purchase price of $11,370. During the nine months ended September 30, 2024, the Company repurchased and retired 795,191 shares of common stock for an aggregate purchase price of $29,553. All purchased shares were retired and are reflected as a reduction of Common stock for the par value of shares, with the excess applied to Additional paid-in capital. Accrued costs related to share repurchases were $2,411 and $4,885 as of September 30, 2024 and December 31, 2023, respectively, as reported as Other current liabilities in the Condensed Consolidated Balance Sheets. As of September 30, 2024, the dollar value of shares that remained available to be repurchased by the Company under the 2024 Share Buyback Program was $110,447.
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
Stock Options
Stock options granted have a maximum term of ten years from the grant date, are exercisable upon vesting and typically vest over a period of four years. Stock option activity for the nine months ended September 30, 2024 was as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price (Per share)	Weighted-Average Remaining Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2024	3,289,019	$9.43	4.17	$89,671
Exercised	(1,696,804)	7.03
Forfeited or cancelled	(32,987)	16.30
Outstanding at September 30, 2024	1,559,228	$11.86	5.40	$44,484
Vested and exercisable at September 30, 2024	1,526,692	11.72	5.38	43,777
Vested and unvested expected to vest at September 30, 2024	1,558,803	$11.86	5.40	$44,475
The aggregate intrinsic value represents the difference between the fair value of common stock and the exercise price of outstanding in-the-money options. The aggregate intrinsic value of exercised options for the nine months ended September 30, 2024 and 2023 was $47,392 and $64,463, respectively.

No options were granted during the nine months ended September 30, 2024. The aggregate estimated fair value of stock options granted to participants that vested during the nine months ended September 30, 2024 and 2023 was $5,201 and $10,284, respectively.
As of September 30, 2024, there was $470 of unrecognized stock-based compensation, net of estimated forfeitures, related to outstanding stock options granted that is expected to be recognized over a weighted-average period of 0.21 years.
RSUs
RSUs granted typically vest over four years. RSU activity for the nine months ended September 30, 2024 was as follows:

	Shares	Weighted-Average Grant Date Fair Value (Per share)
Unvested balance at January 1, 2024	6,308,499	$36.07
Granted	2,983,779	37.09
Vested	(1,641,401)	37.38
Forfeited or cancelled	(1,889,799)	36.02
Unvested balance at September 30, 2024	5,761,078	36.23
Vested and expected to vest at September 30, 2024	4,833,171	$36.17
As of September 30, 2024, there was $161,773 of unrecognized stock-based compensation, net of estimated forfeitures, related to outstanding RSUs granted that is expected to be recognized over a weighted-average period of 2.86 years.
PRSUs
The Company has issued PRSUs which vest based on the achievement of each award’s established performance targets. PRSU activity for the nine months ended September 30, 2024 was as follows:

	Shares	Weighted-Average Grant Date Fair Value (Per share)
Unvested balance at January 1, 2024	537,715	$35.25
Granted	168,944	36.48
Vested	(96,469)	51.25
Forfeited or cancelled	(98,833)	31.75
Adjusted by performance factor	(305,948)	31.75
Unvested balance at September 30, 2024	205,409	$35.64
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
As of September 30, 2024, there was $2,211 of unrecognized stock-based compensation related to LTIP PRSUs that is expected to be recognized over a weighted-average period of 2.27 years.
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
As of September 30, 2024, there was $6,651 of unrecognized stock-based compensation related to the current CEO’s MRSU award that is expected to be recognized over a weighted-average period of 4.42 years.
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
The Company recorded stock-based compensation associated with the ESPP of $474 and $689 during the three months ended September 30, 2024 and 2023, respectively, and $1,317 and $1,909 for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, $1,642 has been withheld on behalf of employees for the second purchase of the 2023 Offering.
Stock-Based Compensation
Stock-based compensation is included in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Cost of revenue	$506	$497	$1,583	$1,350
Research and development	10,828	9,502	29,099	35,280
Sales and marketing	2,063	4,701	9,105	11,759
General and administrative (1)	9,552	(17,071)	27,872	13,263
Restructuring and other charges	—	—	—	3,937
Total	$22,949	$(2,371)	$67,659	$65,589
(1) Amount includes $31.3 million of recognized stock-based compensation related to our former CEO’s MRSUs that was estimated to be forfeited and therefore reversed for the three and nine months ended September 30, 2023.

Note 11. Net Income per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2024	2023	2024	2023
Basic net income per share:
Numerator:
Net income attributable to common stockholders	$32,949	$19,175	$66,226	$3,470
Denominator:
Weighted average shares used to compute net income per share	92,145	87,667	91,413	90,769
Basic net income per share attributable to common stockholders	$0.36	$0.22	$0.72	$0.04

Diluted net income per share:
Numerator:
Net income attributable to common stockholders	$32,949	$19,175	$66,226	$3,470
Interest expense on dilutive convertible notes, net of tax	1,244	1,563	5,879	—
Net income used in diluted calculation	$34,193	$20,738	$72,105	$3,470
Denominator:
Number of shares used in basic calculation	92,145	87,667	91,413	90,769
Weighted-average effect of dilutive securities:
Stock Options	1,165	5,892	1,552	6,424
RSUs	805	555	1,230	466
PRSUs	73	157	80	88
Convertible Notes	8,403	8,403	8,403	—
Number of shares used in diluted calculation	102,591	102,674	102,678	97,747
Diluted net income per share attributable to common stockholders	$0.33	$0.20	$0.70	$0.04
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Stock Options	2	14	3	26
RSUs	2,519	594	2,666	1,245
PRSUs	—	—	—	11
Convertible Notes	—	—	—	8,403
Total	2,521	608	2,669	9,685
Note 12. Income Taxes
The computation of the provision for, or benefit from, income taxes for an interim period is determined using an estimated annual effective tax rate, adjusted for discrete items, if any. Each quarter, the Company updates the estimated annual effective tax rate and records a year-to-date adjustment to the tax provision as necessary.
For the three and nine months ended September 30, 2024, the Company recorded a tax benefit of $3,308 and a tax expense of $2,479, respectively. The effective tax rate for the three and nine months ended September 30, 2024 was (11.2)% and 3.6%, respectively. The effective tax rate differs from the statutory rate primarily as a result of having a full valuation allowance in the U.S. and the mix of income in the foreign jurisdictions in which the Company conducts business, and excess tax benefits from stock-based compensation and utilization of research and development credits.

For the three and nine months ended September 30, 2023, the Company recorded a tax expense of $17,939 and $9,774, respectively. The effective tax rate for the three and nine months ended September 30, 2023, was 48.3% and 73.8%, respectively. The effective tax rate differs from the statutory rate primarily as a result of being able to benefit from current year losses in the U.S., despite maintaining a valuation allowance against the remaining U.S. deferred tax assets, as well as the mix of income in foreign jurisdictions.
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
Overview
DigitalOcean is a leading cloud computing platform offering on-demand infrastructure and platform tools for startups and growing digital-native businesses. We were founded with the guiding principle that the transformative benefits of the cloud should be easy to leverage, broadly accessible, reliable and affordable. Our platform simplifies cloud computing, enabling our customers to rapidly accelerate innovation and increase their productivity and agility.
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
As of September 30, 2024, we had approximately 638,000 Learners, Builders and Scalers using our platform to build, deploy and scale applications. We view Learners, Builders and Scalers as the most appropriate measure of our customer population, and Testers have therefore been excluded from the total customer population count.
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

We offer mission-critical solutions across Infrastructure-as-a-Service (IaaS), including our Droplet virtual machines, storage and networking offerings; Platform-as-a-Service (PaaS), including our Managed Database and Managed Kubernetes offerings; Software-as-a-Service (SaaS), including our Managed Hosting and Marketplace offerings; and AI/ML, including our Machines, Notebooks and Deployments offerings. Our cloud platform was designed with simplicity in mind to ensure that startups and growing digital-native businesses can spend less time managing their infrastructure and more time building innovative applications that drive business growth. Improving the developer experience and increasing productivity are core to our mission. In just minutes, developers can set up thousands of virtual machines, secure their projects, enable performance monitoring and scale up and down as needed.
We generate revenue from the usage of our cloud computing platform by our customers. We recognize revenue based on the customer utilization of our offerings. Our pricing is primarily consumption-based and billed monthly in arrears, making it easy for our customers to track usage on an ongoing basis and optimize their deployments.
We have a highly efficient self-service customer acquisition model, which we complement with a sales force focused on inside sales, targeted outside sales and partnership opportunities to drive revenue growth. Our model enables customers to get started on our platform very quickly and without the need for assistance. We focus heavily on enabling a self-service, low-friction model that makes it easy for users to try, adopt and use our products. For each of the three months ended September 30, 2024 and 2023, our sales and marketing expense was approximately 9% and 11% of our revenue, respectively. The efficiency of our go-to-market model and our focus on the needs of startups and growing digital-native businesses has enabled us to drive organic growth and establish a truly global customer base across a broad range of industries.
Our customers are spread across approximately 190 countries and around two-thirds of our revenue has historically come from customers located outside the United States. For the three months ended September 30, 2024, 39% of our revenue was generated from North America, 28% from Europe, 23% from Asia and 10% from the rest of the world.
Our average revenue per customer (consisting of the aggregate revenue and customer counts for our Learners, Builders and Scalers, but excluding revenue and customer counts for Testers), or ARPU, has increased from $92.06 in the three months ended September 30, 2023 to $102.51 in the three months ended September 30, 2024. We had no material customer concentration as our top 25 customers made up approximately 9% and 7% of our revenue in the three months ended September 30, 2024 and 2023, respectively. Our annual run-rate revenue, or ARR, as of September 30, 2024 was $798 million, up from $713 million as of September 30, 2023. ARR as of the end of each month represents total revenue for that month multiplied by 12.
Growing our Builders and Scalers is a critical focus for us, and we have successfully increased the number of these customers and their percentage of our total revenue. We had approximately 18,000 Scalers as of September 30, 2024, up from approximately 16,000 as of September 30, 2023. We had approximately 145,000 Builders as of September 30, 2024, up from approximately 138,000 as of September 30, 2023. Revenue from Builders and Scalers increased 7% and 19%, respectively, for the three months ended September 30, 2024 from the three months ended September 30, 2023. Revenue from Builders and Scalers as a percentage of total revenue was 88% in the three months ended September 30, 2024 and 86% in the three months ended September 30, 2023.
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
Macroeconomic Conditions
Unfavorable conditions in the economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, supply chain disruptions, inflationary pressures, interest rates, financial and credit market fluctuations, volatility in the capital markets, liquidity concerns at, and failures of, banks and other financial institutions, international trade relations, political turmoil, political instability and transitions of power in regions where we operate, natural catastrophes, outbreaks of contagious diseases, warfare and terrorist attacks on the United States, Europe or elsewhere, including military actions affecting Russia, Ukraine, the Middle East or elsewhere, could cause a decrease in business investments in information technology and negatively affect the growth of our business and our results of operations.
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

	Three Months Ended September 30,
	2024	2023
Learners(1)	474,342	478,730
Builders(1)	145,412	137,959
Scalers(1)	17,892	16,305
ARPU	$102.51	$92.06
ARR (in millions)	$798	$713
Net dollar retention rate	97%	96%
______________

(1)Customer count
Learners, Builders & Scalers
While we believe the total number of these customers is an important indicator of the growth of our business and future revenue opportunity, the trends relating to our Builders and Scalers is of particular importance to us as these customers represent a significant majority of our revenue and revenue growth, and they are representative of the startup and growing digital-native business customers that grow on our platform and use multiple products.
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
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of personnel costs of our sales, marketing and customer support employees including salaries, bonuses, benefits and stock-based compensation. Sales and marketing expenses also include costs for marketing programs, commissions, advertising and professional service fees. We expect sales and marketing expenses to increase in absolute dollars as we enhance our product offerings and implement new marketing and sales strategies.
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
Income Tax (Expense) Benefit
Income tax (expense) benefit is attributable to the mix of income in the jurisdictions in which we conduct business. We maintain a full valuation allowance on our U.S. federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred assets will not be realized. We regularly assess all available evidence, including cumulative historic losses and forecasted earnings. Given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that sufficient positive evidence may become available in a future period to reach a conclusion that the U.S. valuation allowance will no longer be needed. Release of all, or a portion of, the valuation allowance would result in the recognition of U.S. federal and state deferred tax assets and a corresponding decrease to income tax expense in the period the release is recorded.

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in thousands)
Revenue	$198,484	$177,062	$575,690	$512,010
Cost of revenue(1)	79,043	70,329	226,826	209,562
Gross profit	119,441	106,733	348,864	302,448
Operating expenses:
Research and development(1)	37,377	32,627	105,388	109,468
Sales and marketing(1)	17,036	19,015	57,970	53,346
General and administrative(1)	40,422	20,064	127,034	117,861
Restructuring and other charges(1)	—	(441)	—	20,862
Total operating expenses	94,835	71,265	290,392	301,537

Income from operations	24,606	35,468	58,472	911
Other income, net	5,035	1,646	10,233	12,333
Income before income taxes	29,641	37,114	68,705	13,244
Income tax benefit (expense)	3,308	(17,939)	(2,479)	(9,774)
Net income attributable to common stockholders	$32,949	$19,175	$66,226	$3,470
___________________
(1)    Includes stock-based compensation as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in thousands)
Cost of revenue	$506	$497	$1,583	$1,350
Research and development	10,828	9,502	29,099	35,280
Sales and marketing	2,063	4,701	9,105	11,759
General and administrative(1)	9,552	(17,071)	27,872	13,263
Restructuring and other charges	—	—	—	3,937
Total stock-based compensation	$22,949	$(2,371)	$67,659	$65,589
(1) Amount includes $31.3 million of recognized stock-based compensation related to our former CEO’s MRSUs that was estimated to be forfeited and therefore reversed for the three and nine months ended September 30, 2023.

The following table sets forth our results of operations as a percentage of revenue for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue	100%	100%	100%	100%
Cost of revenue	40	40	39	41
Gross profit	60	60	61	59
Operating expenses:
Research and development	19	18	18	21
Sales and marketing	9	11	10	10
General and administrative	20	11	22	23
Restructuring and other charges	—	—	—	4
Total operating expenses*	48	40	50	59

Income from operations	12	20	10	—
Other income, net	3	1	2	2
Income before income taxes	15	21	12	3
Income tax benefit (expense)	2	(10)	—	(2)
Net income attributable to common stockholders*	17%	11%	12%	1%
*May not foot due to rounding
Comparison of the Three Months Ended September 30, 2024 and 2023
Revenue

	Three Months Ended September 30,
	2024	2023	$ Change	% Change

	(in thousands)
Revenue	$198,484	$177,062	$21,422	12%
Revenue increased $21.4 million, or 12%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was primarily driven by a 11% increase in ARPU to $102.51 from $92.06, and a 15% increase in revenue from Builders and Scalers. The increase in ARPU was primarily driven by continued adoption of our products by our customers leading to higher average usage on our platform.
Cost of Revenue

	Three Months Ended September 30,
	2024	2023	$ Change	% Change

	(in thousands)
Cost of revenue	$79,043	$70,329	$8,714	12%
Cost of revenue increased $8.7 million, or 12%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase is primarily due to increases of $5.4 million in depreciation and amortization due to our continued investment in AI/ML offerings and infrastructure, $1.9 million in co-location costs and $1.1 million in third-party license fees. Gross profit remained consistent at 60% for the three months ended September 30, 2024 and 2023, primarily due to decreases in co-location costs and bandwidth expenses as a percentage of revenue as a result of our ongoing cost optimization efforts, offset entirely by our continued investment in AI/ML offerings.

Operating Expenses

	Three Months Ended September 30,
	2024	2023	$ Change	% Change

	(in thousands)
Research and development	$37,377	$32,627	$4,750	15%
Sales and marketing	17,036	19,015	(1,979)	(10%)
General and administrative	40,422	20,064	20,358	101%
Restructuring and other charges	—	(441)	441	(100%)
Total operating expenses	$94,835	$71,265	$23,570	33%
Research and development expenses increased $4.8 million, or 15%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase is primarily due to increases of $6.0 million in personnel costs and $0.3 million in professional services costs, partially offset by higher capitalized internal-use software development costs of $1.8 million.
Sales and marketing expenses decreased $2.0 million, or 10%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease is primarily due to a $2.8 million decrease in personnel costs, largely due to the reversal of stock-based compensation from forfeited RSUs, partially offset by a $0.6 million increase in advertising expenses.
General and administrative expenses increased $20.4 million, or 101%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase is primarily due to a $31.3 million reversal of stock-based compensation attributed to our former CEO’s forfeited MRSUs during the three months ended September 30, 2023 and a $2.0 million increase in other operating costs, partially offset by decreases of $8.7 million in personnel costs and $4.4 million in professional service costs.
There were $0.4 million in Restructuring and other charges during the three months ended September 30, 2023 and no such charges during the three months ended September 30, 2024. These charges were primarily due to one-time severance and benefit payments, as well as stock-based compensation related to vesting of certain equity awards in connection with the restructuring we announced in February 2023, which was substantially completed by the third quarter of 2023.
Other Income, net

	Three Months Ended September 30,
	2024	2023	$ Change	% Change

	(in thousands)
Other income, net	$5,035	$1,646	$3,389	206%
Other income, net increased $3.4 million, or 206%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to gains from foreign currency fluctuations from our operations.
Income Tax Benefit (Expense)

	Three Months Ended September 30,
	2024	2023	$ Change	% Change

	(in thousands)
Income tax benefit (expense)	$3,308	$(17,939)	$21,247	(118%)
Income tax benefit increased $21.2 million, or 118%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily as a result of lower pretax income for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, due to higher excess tax benefit taken from stock-based compensation and utilization of research and development credits in 2024 compared to 2023.
Comparison of the Nine Months Ended September 30, 2024 and 2023

Revenue

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change

	(in thousands)
Revenue	$575,690	$512,010	$63,680	12%
Revenue increased $63.7 million, or 12%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase in revenue was primarily driven by a 10% increase in ARPU to $99.02 from $90.43; and a 14% increase in revenue from Builders and Scalers. The increase in ARPU was primarily driven by continued adoption of our products by our customers leading to higher average usage of our platform.
Cost of Revenue

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change

	(in thousands)
Cost of revenue	$226,826	$209,562	$17,264	8%
Cost of revenue increased $17.3 million, or 8%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase is primarily due to increases of $13.2 million in depreciation and amortization from acquired finance leases and acquired developed technology, as well as our continued investment in AI/ML offerings and infrastructure, $3.0 million in co-location costs, $2.2 million in third-party license fees and $2.0 million in partnership costs, partially offset by decreases of $2.3 million in bandwidth expenses and $1.0 million in ancillary equipment. Gross profit increased to 61% for the nine months ended September 30, 2024 from 59% for the nine months ended September 30, 2023, primarily due to decreases in co-location costs, ancillary equipment and bandwidth expenses as a percentage of revenue as a result of our ongoing cost optimization efforts, offset by our continued investment in AI/ML offerings.
Operating Expenses

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change

	(in thousands)
Research and development	$105,388	$109,468	$(4,080)	(4%)
Sales and marketing	57,970	53,346	4,624	9%
General and administrative	127,034	117,861	9,173	8%
Restructuring and other charges	—	20,862	(20,862)	(100%)
Total operating expenses	$290,392	$301,537	$(11,145)	(4%)
Research and development expenses decreased $4.1 million, or 4%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease is primarily due to $4.5 million of higher capitalized internal-use software development costs and a $0.4 million decrease in personnel costs, partially offset by a $1.2 million increase in professional services costs.
Sales and marketing expenses increased $4.6 million, or 9%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase is primarily due to increases of $3.7 million in advertising expenses, $1.4 million in amortization of acquired intangibles assets and $0.8 million in other operating costs, offset by a $1.3 million decrease in personnel costs largely due to the reversal of stock-based compensation from forfeited RSUs.
General and administrative expenses increased $9.2 million, or 8%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase is primarily due to a $31.3 million reversal of stock-based compensation attributed to our former CEO’s forfeited MRSUs during the nine months ended September 30, 2024 , an increase of $2.0 million in other operating costs and an increase of $1.1 million in payment processing costs due to revenue growth, partially offset by decreases of $22.6 million in personnel costs and $3.4 million in professional services costs.

There were $20.9 million in Restructuring and other charges during the nine months ended September 30, 2023 and no such charges during the nine months ended September 30, 2024. The 2023 charges were primarily due to one-time severance and benefit payments, as well as stock-based compensation related to vesting of certain equity awards in connection with the restructuring we announced in February 2023, which was substantially completed by the third quarter of 2023.
Other Income, net

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change

	(in thousands)
Other income, net	$10,233	$12,333	$(2,100)	(17%)
Other income, net decreased $2.1 million, or 17%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to a decrease in interest income from marketable securities as they were reallocated at maturity to cash and money market funds during the three months ended March 31, 2024, offset by gains from foreign currency fluctuations from our operations.
Income Tax Expense

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change

	(in thousands)
Income tax expense	$(2,479)	$(9,774)	$7,295	(75%)
Income tax expense decreased $7.3 million, or 75%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily as a result of higher excess tax benefit from stock-based compensation and utilization of research and development credits taken in 2024.
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
In February 2024, our Board of Directors approved an additional repurchase program of up to an aggregate of $140 million of our common stock through fiscal year 2025. For the nine months ended September 30, 2024, we repurchased and retired 795,191 shares of common stock for an aggregate purchase price of $29.6 million. The program will expire on December 31, 2025.
As of September 30, 2024, we had $167.3 million of estimated undiscounted fixed payment obligations for leases of co-location space at data center facilities and, to a lesser extent, office space, that have not yet commenced and were not included on the Condensed Consolidated Balance Sheets. These leases are expected to commence between October 2024 and August 2025, and have a weighted average lease term of 6 years.
As of September 30, 2024, we had $439.9 million in cash and cash equivalents. Our cash and cash equivalents primarily consist of cash and money market funds.
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

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(In thousands)	2024	2023
Net cash provided by operating activities	$211,386	$154,426
Net cash (used in) provided by investing activities	(47,661)	248,266
Net cash used in financing activities	(41,020)	(473,336)
Increase (decrease) in cash, cash equivalents and restricted cash	122,636	(70,699)
Operating Activities
Our largest source of operating cash is cash collections from sales to our customers. Our primary uses of cash from operating activities are for personnel costs, co-location costs, payment processing fees, bandwidth and connectivity, server maintenance and software licensing fees.
Net cash provided by operating activities was $211.4 million and $154.4 million for the nine months ended September 30, 2024 and 2023, respectively. The increase was primarily driven by an increase in cash collections from higher revenues. These increases were partially offset by payments for leases, acquisition related compensation and cash bonuses.
Investing Activities
Net cash used in investing activities was $47.7 million for the nine months ended September 30, 2024 compared to $248.3 million for the nine months ended September 30, 2023. The decrease in cash provided by investing activities was primarily driven by a $329.2 million reallocation of our marketable securities portfolio to cash equivalents and an increase of $65.8 million in cash payments for capital expenditures, partially offset by a $2.5 million decrease in cash activity for asset acquisitions.
Financing Activities
Net cash used in financing activities of $41.0 million and $473.3 million for the nine months ended September 30, 2024 and 2023, respectively, was primarily due to the repurchase and retirement of our common stock for $29.9 million and $475.0 million, respectively.
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
Non‑GAAP Financial Measures
To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States, or GAAP, we provide investors with non-GAAP financial measures including: (i) adjusted EBITDA and adjusted EBITDA margin and (ii) non-GAAP net income and non-

GAAP diluted net income per share. These measures are presented for supplemental informational purposes only, have limitations as analytical tools and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. Our calculations of each of these measures may differ from the calculations of measures with the same or similar titles by other companies and therefore comparability may be limited. Because of these limitations, when evaluating our performance, you should consider each of these non-GAAP financial measures alongside other financial performance measures, including the most directly comparable financial measure calculated in accordance with GAAP and our other GAAP results. A reconciliation of each of our non-GAAP financial measures to the most directly comparable financial measure calculated in accordance with GAAP is set forth below.
Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as net income attributable to common stockholders, adjusted to exclude depreciation and amortization, stock-based compensation, interest expense, acquisition related compensation, acquisition and integration related costs, income tax expense, restructuring and other charges, restructuring related charges, impairment of long-lived assets, and other income, net. We define adjusted EBITDA margin as adjusted EBITDA as a percentage of revenue. We believe that adjusted EBITDA, when taken together with our GAAP financial results, provides meaningful supplemental information regarding our operating performance and facilitates internal comparisons of our historical operating performance on a more consistent basis by excluding certain items that may not be indicative of our business, results of operations or outlook. In particular, we believe that the use of adjusted EBITDA is helpful to our investors as it is a measure used by management in assessing the health of our business, evaluating our operating performance, and for internal planning and forecasting purposes.
Our calculation of adjusted EBITDA and adjusted EBITDA margin may differ from the calculations of adjusted EBITDA and adjusted EBITDA margin by other companies and therefore comparability may be limited. Because of these limitations, when evaluating our performance, you should consider adjusted EBITDA and adjusted EBITDA margin alongside other financial performance measures, including our net income attributable to common stockholders and other GAAP results.
The following table presents a reconciliation of Net income attributable to common stockholders, the most directly comparable financial measure stated in accordance with GAAP, to adjusted EBITDA for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
GAAP Net income attributable to common stockholders	$32,949	$19,175	$66,226	$3,470

Adjustments:
Depreciation and amortization	35,810	30,554	100,825	87,085
Stock-based compensation(1)	22,949	28,731	67,512	92,754
Interest expense	2,262	2,333	6,887	6,634
Acquisition related compensation	3,193	7,995	11,439	22,576
Acquisition and integration related costs	—	2,366	—	5,113
Income tax expense	(3,308)	17,939	2,479	9,774
Restructuring and other charges(1)	—	(441)	—	20,862
Restructuring related charges(1)(2)	162	(29,484)	4,025	(26,757)
Impairment of long-lived assets	—	587	356	1,140
Other income, net(3)	(7,297)	(3,979)	(17,120)	(18,967)
Adjusted EBITDA	$86,720	$75,776	$242,629	$203,684
As a percentage of revenue:
Net income margin	17%	11%	12%	1%
Adjusted EBITDA margin	44%	43%	42%	40%
___________________

(1)For the nine months ended September 30, 2024, non-GAAP stock-based compensation excludes $0.1 million as it is presented in Restructuring related charges. There were no reclassifications of stock-based compensation for the three months ended September 30, 2024. For the three and nine months ended September 30, 2023, non-GAAP stock-based compensation excludes $31.3 million, reversal related to the former CEO’s forfeited MRSU award that is reported in Restructuring related charges.
(2)For the three and nine months ended September 30, 2024, primarily consists of executive reorganization charges. For the three and nine months ended September 30, 2023, primarily consists of the $31.3 million reversal of stock-based compensation related to the former CEO’s forfeited MRSU award, partially offset by salary continuation charges, executive reorganization charges including severance, CEO search firm fees, and other legal and professional service costs.
(3)For the three and nine months ended September 30, 2024 and 2023, primarily consists of interest and accretion income from our cash and cash equivalents and marketable securities.
Non-GAAP Net Income and Non-GAAP Diluted Net Income Per Share
We define non-GAAP net income as net income attributable to common stockholders, excluding stock-based compensation, acquisition related compensation, amortization of acquired intangibles, acquisition and integration related costs, restructuring and other charges, restructuring related charges, impairment of long-lived assets, and other unusual or non-recurring transactions as they occur. We define non-GAAP diluted net income per share as non-GAAP net income divided by the weighted-average diluted shares outstanding, which includes the potentially dilutive effect of our stock options, RSUs, PRSUs, and Convertible Notes.
We believe non-GAAP diluted net income per share provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this metric generally eliminates the effects of unusual or non-recurring items from period to period for reasons unrelated to overall operating performance.
The following table presents a reconciliation of Net income attributable to common stockholders, the most directly comparable financial measure stated in accordance with GAAP, to Non-GAAP Net income for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2024	2023	2024	2023
GAAP Net income attributable to common stockholders	$32,949	$19,175	$66,226	$3,470
Stock-based compensation(1)	22,949	28,731	67,512	92,754
Acquisition related compensation	3,193	7,995	11,439	22,576
Amortization of acquired intangible assets	5,571	5,651	17,041	13,231
Acquisition and integration related costs	—	2,366	—	5,113
Restructuring and other charges(1)	—	(441)	—	20,862
Restructuring related charges(1)(2)	162	(29,484)	4,025	(26,757)
Impairment of long-lived assets	—	587	356	1,140
Non-GAAP income tax adjustment(3)	(13,150)	9,011	(24,573)	(14,393)
Non-GAAP Net income	$51,674	$43,591	$142,026	$117,996

Non-cash charges related to convertible notes(4)	$1,590	$1,563	$4,764	$4,684
Non-GAAP Net income used to compute net income per share, diluted	$53,264	$45,154	$146,790	$122,680

GAAP Net income per share attributable to common stockholders, diluted	$0.33	$0.20	$0.70	$0.04
Stock-based compensation(1)	0.22	0.27	0.66	0.87
Acquisition related compensation	0.03	0.07	0.11	0.21
Amortization of acquired intangible assets	0.05	0.05	0.16	0.12
Acquisition and integration related costs	—	0.02	—	0.05
Restructuring and other charges(1)	—	—	—	0.20
Restructuring related charges(1)(2)	—	(0.28)	0.03	(0.25)
Impairment of long-lived assets	—	—	—	0.01
Non-cash charges related to convertible notes(4)	0.02	0.02	0.04	0.04
Non-GAAP income tax adjustment(3)	(0.13)	0.09	(0.27)	(0.13)
Non-GAAP Net income per share, diluted*	$0.52	$0.44	$1.43	$1.16

GAAP Weighted-average shares used to compute net income per share, diluted	102,591	102,674	102,678	97,747
Weighted-average dilutive effect of potentially dilutive securities	—	—	—	8,403
Non-GAAP Weighted-average shares used to compute net income per share, diluted	102,591	102,674	102,678	106,150
*May not foot due to rounding
______________
(1)For the nine months ended September 30, 2024, non-GAAP stock-based compensation excludes $0.1 million as it is presented in Restructuring related charges. There were no reclassifications of stock-based compensation for the three months ended September 30, 2024. For the three and nine months ended September 30, 2023, non-GAAP stock-based compensation excludes $31.3 million, reversal related to the former CEO’s forfeited MRSU award that is reported in Restructuring related charges.
(2)For the three and nine months ended September 30, 2024, primarily consists of executive reorganization charges. For the three and nine months ended September 30, 2023, primarily consists of the $31.3 million reversal of stock-

based compensation related to the former CEO’s forfeited MRSU award, partially offset by salary continuation charges, executive reorganization charges including severance, CEO search firm fees, and other legal and professional service costs.
(3)For the three and nine months ended September 30, 2024, we used a tax rate of 16%, which we believe is a reasonable estimate of our long-term effective tax rate applicable to non-GAAP pre-tax income for 2024. For the three and nine months ended September 30, 2023, we used a tax rate of 17%, which we believe was a reasonable estimate of our long-term effective tax rate applicable to non-GAAP pre-tax income for 2023.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer, concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.
Material Weakness in Internal Control over Financial Reporting
As previously disclosed, we identified a material weakness in our internal control over financial reporting that continued to exist as of September 30, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We did not design and maintain effective controls over the accounting for income taxes. Specifically, we did not have the appropriate skills and level of experience to assess complicated tax matters. Additionally, we did not properly identify, risk assess, design and maintain effective controls related to the income tax provision, including controls related to the evaluation of tax deductions and the impact on our tax provision. This material weakness resulted in immaterial errors to the income tax expense, deferred taxes, accrued tax liabilities and income tax disclosures which were adjusted in the Company's revised consolidated financial statements for the year ended December 31, 2022. The material weakness also resulted in material errors to the income tax expense, deferred taxes and accrued tax liabilities which were adjusted in the Company's restated condensed consolidated financial statements for the three months ended March 31, 2023. This material weakness could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.
Remediation Plan with Respect to Material Weakness
As of September 30, 2024, all remediation efforts planned to address the material weakness have been designed and implemented by management. The controls and procedures we have implemented are subject to ongoing testing to measure their effectiveness over a sustained period of financial reporting cycles. The remediation measures we have taken include:
a.In March 2023, we hired a VP of Tax with over 25 years of tax leadership experience.
b.In the second quarter of 2023, we supplemented our tax resources through the use of a third-party tax advisor and we continue utilizing the third-party tax advisor.

c.In the first and second quarters of 2024, we augmented our team with additional tax personnel who have the appropriate knowledge, training and experience to analyze, record and disclose tax accounting matters timely and accurately, and to design and maintain appropriate accounting policies, procedures and controls over income taxes, commensurate with our financial reporting requirements.
d.Since the beginning of 2024, we have trained process owners on and evaluated our newly implemented controls to address the identification, accounting, reporting and review of complex tax transactions and concluded the controls were designed effectively.
We have executed our remediation plan for the material weakness and continue to report the status of the remediation plan to the Audit Committee on a regular basis.
We have made substantial progress remediating the material weakness, and we believe our remediation plan will be sufficient to remediate the identified material weakness. However, the completion of these remediation measures requires evaluation of effectiveness of internal control over a sustained period of financial reporting prior to reaching a determination that the material weakness has been fully remediated. As we continue to validate and test our internal control over financial reporting, we may determine that additional actions to be taken for the implementation of the remediation plan are necessary or appropriate.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
Please refer to Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 for a description of certain significant risks and uncertainties to which our business, financial condition and results of operations are subject. There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2023, except as set forth below.
If we fail to effectively onboard and integrate new members of our executive leadership team and senior management, our business and future growth prospects could be harmed.
Our success largely depends on our ability to effectively onboard and integrate new members of our executive leadership team and senior management. In 2024, we hired a new Chief Executive Officer, Chief Product and Technology Officer, Chief Ecosystem and Growth Officer and Chief Revenue Officer, in addition to other new members of senior management. The ability of these new members of leadership and senior management to understand our business, operations, and strategic plans will be critical to the Company and our management’s ability to make informed decisions about our strategic direction and operations. Leadership transitions can be inherently difficult to manage, particularly when there is more than one transition occurring within the leadership and senior management teams in a short period of time. Ensuring that new executives and management gain detailed knowledge of our operations may take time and resources. An inadequate onboarding process or transition may cause disruption to our business due to, among other things, diverting management’s attention away from the Company’s financial and operational goals or causing a deterioration in morale.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
The following table provides information with respect to repurchases of shares of common stock by the Company during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Program(1)
July 1-31, 2024	—	$0.00	—	$121,817
August 1-31, 2024	133,096	$36.60	133,096	$116,946
September 1-30, 2024	164,731	$39.45	164,731	$110,447
Total	297,827	$38.18	297,827
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Trading Arrangements
On August 13, 2024, Bratin Saha, the Company’s Chief Product and Technology Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Saha 10b5-1 Plan”). The Saha 10b5-1 Plan contemplates the sale of up to 166,104 shares of the Company’s common stock between November 18, 2024 and June 17, 2025.

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

DigitalOcean Holdings, Inc.

Date:	November 4, 2024	By:	/s/ Padmanabhan Srinivasan
Padmanabhan Srinivasan
Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2024	By:	/s/ W. Matthew Steinfort
W. Matthew Steinfort
Chief Financial Officer
(Principal Financial Officer)