Form 10-K
period 2024-12-31
DigitalOcean Holdings, Inc.
filed 2025-02-25
CIK 1582961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☒ No
The aggregate market value of the registrant’s common stock held by non-affiliates, based on the closing price of the registrant’s common stock on the New York Stock Exchange on June 28, 2024 (the last business day of the registrant’s second fiscal quarter), was approximately $3.12 billion.
As of February 18, 2025, the registrant had 92,067,799 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement for its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

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
Certain information in the text of this Annual Report on Form 10-K is contained in an independent industry publication: IDC: Worldwide Software and Public Cloud Services Spending Guide (Feb. 2025). This publication was not prepared on our or on our affiliates’ behalf or at our expense.
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
•We may not be able to sustain profitability in the future.
•If we are unable to expand usage of our platform by existing customers, attract new customers and/or retain existing customers, we may not achieve the growth we expect, which would adversely affect our results of operations and financial condition.
•The market for our platform and solutions may develop more slowly or differently than we expect.
•Our development and use of artificial intelligence and machine learning (AI/ML) products or use of third-party AI/ML-based tools may not be successful or may result in reputational harm or liability, any of which could adversely affect our business operating results or financial condition or present risks and challenges to our business.
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
•If we fail to effectively integrate new members of our executive leadership team and senior management or if we fail to retain and motivate members of our executive leadership team and senior management team and other key employees, our business and future growth prospects could be harmed.
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

PART I
ITEM 1. BUSINESS
Overview
Our mission is to simplify cloud computing and artificial intelligence (AI) to allow builders to spend more time creating software that changes the world.
DigitalOcean is a leading cloud computing platform, offering simple, scalable and approachable on-demand infrastructure and platform services for developers at growing technology companies. Our platform simplifies cloud computing, enabling our customers to rapidly accelerate innovation and productivity. Our customers include growing technology companies across numerous industry verticals ranging from gaming to fintech to cybersecurity, among many others, and leverage our platform for a wide variety of use cases, such as building and hosting websites, developing new web and mobile applications, integrating AI into their businesses, and building AI products and applications, among many others. We believe that being simple, scalable and approachable are our key differentiators, driving a broad range of customers around the world whose needs are not being fully met by larger cloud providers to build and grow their businesses on our platform.
Our platform is designed to be simple, scalable and approachable by providing a variety of product offerings that were built with the needs of growing technology companies in mind. The simplicity of our platform allows users to focus on building and scaling their business instead of on managing their infrastructure. We offer mission-critical solutions across Infrastructure-as-a-Service (IaaS), including our Droplet virtual machines, storage and networking offerings; Platform-as-a-Service (PaaS) and Software-as-a-Service (SaaS), including our Managed Hosting, Managed Database, Managed Kubernetes and Marketplace offerings; and artificial intelligence and machine learning (AI/ML), including our GPU Droplets, Notebooks and GenAI Platform offerings. We continue to invest in our platform to further penetrate the growing markets in which we operate. According to International Data Corporation (IDC), the aggregate worldwide IaaS and PaaS markets for individuals and companies with less than 500 employees is estimated to grow from approximately $138 billion in 2025 to $251 billion in 2028, representing a 22% compound annual growth rate. IDC defines the IaaS market as compute, storage and networking, and the PaaS market as database management systems, application platforms, artificial intelligence platforms and other platform services.
We have a highly efficient self-service customer acquisition model, which we complement with a sales force focused on inside sales, targeted outside sales and partnership opportunities to drive revenue growth. The efficiency of our go-to-market model and our focus on the needs of growing technology companies have enabled us to drive organic growth and establish a truly global customer base across a broad range of industries. Our customers rely on us for their critical business needs and we provide all customers, regardless of size, 24/7 customer support. We are committed to making world-class cloud services approachable by providing attentive support to customers and supporting and investing in the broader developer community. We believe our customer support, coupled with our easy-to-use self-help resources and active developer community, has created tremendous brand loyalty amongst our customer base.
Growing our Builders (users that spend more than $50 and less than or equal to $500 in a month), Scalers (users that spend more than $500 and less than or equal to $8,333 in a month) and Scalers+ (users that spend more than $8,333 in a month) is a critical focus for us, and we have successfully increased the number of these customers and their percentage of our total revenue. As of December 31, 2024, we had approximately 165,000 Builders, Scalers and Scalers+ (collectively, our Higher Spend Customers), comprising 87% of our total revenue for the year ended December 31, 2024. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” for more detail on the definition of customer categories and additional information.
Our Solution
DigitalOcean is a simple, scalable and approachable cloud, offering customers solutions that are easy to leverage, reliable and scale along with our growing technology companies. Empowered by an easy-to-use self-service model, intuitive control panel and highly predictable pricing, our customers are able to rapidly accelerate innovation and increase their productivity and agility. The key differentiators of our platform are as follows:
•Simple. Our platform is engineered to take a user from inquiry to deployment within minutes, without any specialized training or heavy implementation. We abstract away the complexity that is generally found across legacy cloud providers to provide a compelling, intuitive interface with click-and-go options. In addition, all

DigitalOcean products come with detailed product and technical documentation to help our customers quickly and seamlessly deploy to our cloud platform.
•Scalable. We offer a comprehensive portfolio of IaaS, PaaS/SaaS and AI/ML products that are specifically designed to address the needs of growing technology companies. Our platform can support a wide range of use cases, including building and hosting websites, developing new web and mobile applications, integrating AI into their businesses, and building AI products and applications, among many others. Customers with any type of use case have the ability to choose from managing their own infrastructure and building their own bespoke solutions using our IaaS or AI/ML offerings, offloading the technical infrastructure entirely through our Managed Hosting offering or delegating certain aspects of management using certain of our other managed PaaS/SaaS offerings or AI/ML offerings. Our scalable platform provides the reliability and security so that our customers can rely on us both today and in the future as their projects and businesses grow and their needs expand.
•Approachable. Creating solutions for cloud and AI is the focus of our business. We offer expert technical support and customer service to all customers free of charge on a 24/7 basis to ensure our customers quickly achieve their objectives and overcome challenges. Customers cite our attentive support as a key driver of their decision to start and grow their businesses on our platform. Our platform is easy to use and we provide extensive guidance on our website through product documentation and numerous high-quality developer tutorials that attract users and reinforce our highly efficient self-service customer acquisition model. In addition, our platform is designed to take advantage of open source technology, which helps customers to more efficiently write their own integrations. We have built one of the world’s largest developer communities to foster opportunities for developers to learn, grow and innovate on our platform. We continue to invest in supporting developers in myriad ways, including through local knowledge-sharing meetings and webinars in cities around the world. We also host large industry-wide events including Hacktoberfest, a global hackathon, and Deploy, a conference for developers, startups and founders. Being approachable also extends into our pricing model, which is transparent and predictable, eliminating surprises for our customers. Like everything we do, we approach billing with a customer-first focus, enabling our customers to spend more time developing and deploying innovative applications rather than interpreting and navigating convoluted invoices.
Our Growth Strategies
We are driving significant growth by executing on the following key strategies:
•Increasing Usage by Our Existing Customers. Our existing customer base represents a significant opportunity for further sales expansion through increased usage of our platform and adoption of additional product offerings. We are highly focused on gaining a better understanding of the needs and growth plans of our existing customers, increasing our feature velocity and shaping our product roadmap around the needs of Higher Spend Customers, and introducing an account management function to provide more direct coverage of our top spending accounts. This deeper relationship with our customers will help us identify opportunities to educate our customer base on ways to utilize the platform more effectively for their individual use cases, as well as provide a feedback loop to inform our product roadmap, in order to build trust with customers and encourage them to run more of their critical cloud workloads on our platform. We closely monitor our net dollar retention (NDR), which reflects our ability to retain and grow revenue from our existing customers. While NDR decreased from 101% in 2023 to 98% in 2024 as we lapped the effects of the 2022 price increases, we expect to increase our revenue in the future from existing customers through the introduction of new products and features tailored to our Higher Spend Customers through expanded customer outreach, and targeted services to support our customers in migrating additional workloads from other cloud providers to DigitalOcean.
•Growing Our Base of Higher Spend Customers. We believe there is a substantial opportunity to further expand our customer base. We are investing in strategies that we believe will drive adoption by new Higher Spend Customers, including new marketing initiatives that further optimize our self-service revenue funnel to identify potential Higher Spend Customers, enhanced research and development to build our product roadmap around the needs of Higher Spend Customers, the creation of a new migration services team to support migration to our platform from other cloud providers, and a dedicated AI sales team with deep AI expertise to help prospective customers understand our offerings and the process to onboard onto our platform.
•Investing in Our Platform and Product Offerings. We have a history of, and will continue to invest significantly in, delivering innovative products, features and functionality for our Higher Spend Customers. Our product strategy is anchored in addressing the needs of our Higher Spend Customers and other growing technology companies and on continuously innovating to meet those needs in a simple, scalable and approachable way. We have accelerated the pace of product innovation and made disciplined investments to expand our offerings for our IaaS and PaaS offerings, as well as our newer AI/ML offerings. In 2024, we released a number of new products and product features, including GPU Droplets, our GenAI platform, Autonomous on our Managed Hosting offering to automatically scale resources based on website traffic, and enhancements to our role-based access control functionality and Backups offering. The market opportunity for our services continues to expand and we expect to make additional investments to offer an enhanced and tailored suite of IaaS, PaaS/SaaS and AI/ML offerings that address the changing needs of our customers.
•Driving Increased Adoption Through Our Community Ecosystem. We attract a large number of developers to our website and platform and we are committed to supporting and expanding this community of innovators and technologists by continuing to produce high-quality educational content and hosting developer-focused programs and events around the world. Supporting and educating the developer community is not only one of our values, but it also fosters brand loyalty, expands our customer base and drives increased adoption of our products.
•Augmenting our Platform though Strategic Partnerships and Acquisitions. In addition to organic growth, we believe that strategic partnerships and acquisitions will allow us to accelerate our key platform, product and marketing initiatives. In recent years, we completed acquisitions of Paperspace, which launched our AI/ML offerings, and Cloudways, which added our Managed Hosting offering to our platform. In addition, we have entered into partnerships to augment our product offerings. For example, in 2024, we announced a partnership with Hugging Face, which allows customers to quickly and easily deploy the most popular third-party models on GPU Droplets and significantly simplifies the model deployment process for our customers. We intend to actively pursue both strategic partnerships and acquisitions that we believe will be complementary to our business, accelerate customer acquisition, increase usage of our platform and/or expand our product offerings in our core markets.
Our Platform and Product Offerings
We have designed our global cloud platform to ensure a simple, scalable and approachable cloud computing experience for our customer base of growing technology companies. This entails maintaining a high-performance and reliable global infrastructure, offering a highly curated set of solutions and providing a superior customer experience. The combination of these elements enables our customers to focus their time and attention on building and running their applications or businesses rather than managing the underlying infrastructure.
Our Global Infrastructure & Technology Network
Our global infrastructure and technology network, built on the foundation of open source scalable cloud-native technologies, allows us to deliver an exceptional developer experience and suite of infrastructure and software solutions to our customers spread across the globe. Our infrastructure is offered to our customers across 16 data centers worldwide that are connected by a high-speed private backbone, enabling our customers to deploy their solutions across nine different geographic regions. We lease data centers in the New York, San Francisco and Atlanta metropolitan areas in the United States, as well as in Australia, Canada, Germany, India, the Netherlands, Singapore and the United Kingdom. We plan to open our new Atlanta data center in 2025. These data center locations were selected for their proximity to key customer markets and to allow access to global internet exchange points to provide consistent low-latency connectivity to large end-user networks. Our global data center network allows our customers to choose where best to deploy the solution to optimize performance and minimize latency for their users. In addition, we utilize points of presence locations situated across the globe to improve website and application performance by allowing geographically dispersed users to receive content from a location nearest to them.
We work closely with leading hardware manufacturers when designing our server platforms to continue to reduce acquisition costs while at the same time aligning our long-term server strategy to future technology advancements. We optimize reliability and performance for our customers by providing physical security and availability for our customers; managing the physical server capacity to ensure that we are able to meet our customers’ demands; operating the global networking backbone to ensure that we are making the best connectivity peering agreements to get customer traffic to the destination via the best available path; and actively monitoring the cloud environment and responding to network incidents to ensure that customer impact is minimized and service availability is managed.
We focus heavily on securing our network, products and customer data from potential security threats, leveraging a dedicated team of security professionals. We have implemented a cybersecurity risk management program that includes administrative, technical and physical safeguards designed to maintain the confidentiality, integrity, and availability of our company’s and our customers’ information. We design our products with security in mind and build security features to integrate directly with our platform, making it simple for our customers to build the additional security layers required for their use cases, rather than navigating the operational complexity of purchasing, integrating, and managing disparate security tooling into their projects. We also offer a number of security features to our customers free of charge, including our Distributed Denial of Service (DDoS) Protection service and enhanced Role Based Access Control (RBAC) offering. See Part I, Item 1C. “Cybersecurity” for additional detail on our cybersecurity program.
In combination, our infrastructure and network provide our customers with a reliable, highly-performant and cost-effective platform to confidently build, deploy and scale their optimal solution, from single node based applications to globally distributed systems.
Our Product Portfolio
We provide a variety of cloud products and services that are specifically designed to address the needs of growing technology companies. We listen carefully to our customers’ feedback so we understand what they want and need. Our goal is to address the core needs of our customer base instead of offering thousands of complex products and services that are more suited to large enterprise companies.
We offer IaaS, PaaS/SaaS and AI/ML solutions to our customers. Our initial product, launched in 2012, was the Droplet, a virtual machine that provides flexibility to build, test, secure and grow customers’ applications from start-up to scale. Since then, we have successfully launched many new products, which honor our commitment to always provide a simple, scalable and approachable experience for our core customer base. We have expanded our product portfolio with product innovations such as Dedicated Droplets, Premium Droplets, Spaces, Managed Kubernetes, Managed Databases, App Platform, and, more recently, GPU Droplets and our GenAI Platform, which have proven our ability to successfully launch or acquire new products to market and serve our customers’ needs. Furthermore, we regularly launch new product features in response to customer needs and requests and to grow the functionality of our platform. We have developed a product roadmap designed to enhance our ability to offer secure, scalable and reliable solutions for our customers to grow their applications or businesses. We also provide management and collaboration tools to enable our customers to monitor and manage their usage of our platform.
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
◦Storage Offerings. Our storage solutions allow our customers to store and quickly access any amount of data reliably in the cloud. We offer several kinds of storage offerings, depending on the customer’s needs, including:
▪Spaces (Object Storage). Our object storage with a built-in content delivery network (CDN) makes scaling easy, reliable and affordable. Our simple and predictable pricing makes this offering very attractive compared to our competitors.
▪Volumes (Block Storage). Our block storage product allows customers to add more storage space and mix and match compute and storage to suit their database, file storage, application, service, mobile and backup needs. This provides supplemental storage beyond the generous local solid-state drive (SSD) offered with our compute offerings.
▪Backups and Snapshots. Our disk images of Droplets provide peace of mind and a sense of security to our customers. Our customers can choose between Backups, which are automatically-created disk images of Droplets taken on a daily or weekly basis, or Snapshots, which are manually-created disk images taken on demand, providing our customers with the ability to revert to an older state or create new Droplets. We also provide the flexibility to customize backup windows for disk images, choose retention policies and elect which files to back up.

◦Networking Offerings. We provide a suite of networking capabilities to secure and control the traffic to our customers’ applications. Data transfer costs can quickly become a major expense for operators of complex cloud applications. At DigitalOcean, we provide a generous amount of bandwidth with each successive Droplet purchase. This bandwidth is pooled for the customer’s account and shared by all applications or resources running in their account, which we believe is a key differentiator for us in the marketplace. Our key networking product offerings include:
•Cloud Firewalls. Our Cloud Firewall offering is a software service that allows customers to quickly secure their infrastructure from common vulnerabilities and define what services are visible on their infrastructure. Cloud Firewalls are free to our customers and are used for staging and production deployments of software.
•Managed Load Balancers. Our Managed Load Balancer offering is a software service that allows customers to load balance traffic to their software applications located on multiple Droplets, enabling them to scale their applications and improve availability, security and performance across their infrastructure in a few clicks with affordable pricing.
•Virtual Private Cloud (VPC). Our VPC offering is a private network interface for collections of DigitalOcean resources. VPC networks provide a more secure connection between resources because the network is inaccessible from the public internet and other VPC networks, enabling our customers to manage their information and data traffic between applications without exposure to the public internet.
•IP Address Management. In addition to IPv4 addresses, we also offer IPv6 addresses, which provide larger address space and increased security, among other benefits. Customers also have the option to use Reserved IP Addresses, which are publicly-accessible static IP addresses that can be assigned to Droplets and instantly remapped to other Droplets in the same data center.
•Domain Name System (DNS) Management. DNS Management offering allows customers to add domains to their DigitalOcean accounts and manage the domain’s DNS records through our control panel. Managing DNS records through the DigitalOcean platform also allows customers to integrate DNS records with other DigitalOcean offerings, including Load Balancers to manage traffic and Spaces to streamline automatic SSL certificate management.
•PaaS/SaaS Offerings. Our Platform-as-a-Service (PaaS) and Software-as-a-Service (SaaS) offerings provide a complete development and deployment environment. PaaS/SaaS offerings include infrastructure as well as database management systems, application platforms, development tools and other services designed to support the complete web application lifecycle. Our current PaaS/SaaS offerings include:
◦Managed Hosting. Our Managed Hosting offering provides simple onboarding and day-to-day management for hosting that is purpose-built for growing technology companies looking to outsource their on-ramp to the internet and offload the complexities of cloud infrastructure so they can spend more time running and scaling their businesses. This offering is particularly attractive for growing technology companies without the knowledge or resources to fully manage their hosting infrastructure, including digital agencies, entrepreneurs creating eCommerce sites, bloggers, freelancers, and other users hosting on WordPress, PHP and Magento.
◦Managed Databases. Our Managed Databases offering, a fully-managed database solution, provides our customers with the application performance they need without the operational demands that come with building and running a database server. We currently offer managed offerings for relational databases (SQL) such as PostgreSQL and MySQL, as well as NoSQL databases such as Redis. In addition, we offer DigitalOcean Managed MongoDB, a fully-managed database as a service offering in partnership with MongoDB, and Dedicated CPU Managed MongoDB to boost the performance of MongoDB and enable users to migrate databases from any source to DigitalOcean Managed MongoDB with minimal downtime. Finally, our Managed Kafka offering provides our customers with the ability to build high-throughput, low-latency data streams of Kafka without the complexity of managing their infrastructure.
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
◦Marketplace. Our Marketplace is a platform where developers can find pre-configured applications and solutions that are optimized to run on our infrastructure quickly. The DigitalOcean Marketplace contains highly-curated everyday applications and cutting-edge technologies, providing customers access to the most efficient tools to build their businesses while removing the time and expense of research, configuration and manual setup. We work closely with partners to deliver a truly seamless experience for customers, creating the ability for developers to deploy thoroughly tested app environments with the click of a button on Droplets and Kubernetes clusters. The DigitalOcean Marketplace also offers add-ons that run in the cloud and are available on demand. More than 350 preconfigured one-click applications are available in our Marketplace, including WordPress, LAMP, Docker, Grafana, and Plesk, among others.
•AI/ML Offerings. Our artificial intelligence and machine learning (AI/ML) offerings enable customers to more easily test, develop and deploy AI/ML applications or augment and enhance existing AI/ML applications. Our current AI/ML offerings include:
◦GPU Droplets. Our GPU Droplets provide similar functionality to our core CPU offerings, but with the extra power of GPUs, and come pre-configured with pre-installed drivers, software and one-click models, allowing AI developers to simply and quickly run AI experiments, train large language models, and scale AI projects. Our GPU Droplets provide fast, easy and affordable access to high-performance GPUs without requiring upfront investments in costly hardware.
◦GenAI Platform. Our GenAI platform is a comprehensive solution for deploying AI applications. The platform provides access to third party foundational models out-of-the-box so that customers can easily put together an AI application without requiring specific AI expertise.
◦Bare Metal GPUs. Our Bare Metal GPU offering provides customers with access to a GPU server without any virtualization layer, to give developers with an entirely customizable server for their use case.
◦Jupyter Notebooks. Our Jupyter Notebooks offering provides customers with a simple cloud workspace that runs on GPUs, providing a managed interactive development environment for exploring data and training and building machine learning models.
Sales and Marketing
Our sales and marketing teams work together closely to drive awareness and adoption of our platform, accelerate customer acquisition and expand our revenue from existing customers. These teams focus on customer acquisition, our self-service acquisition funnel, customer support and success, community education, inside sales, targeted outside sales, and partnership and channel development.

By reducing the friction that typically accompanies the purchase of business software and eliminating the need for complicated and costly implementation and training, our efficient self-service acquisition model enables customers to get started on our platform very quickly and without the need for assistance. We attract visitors to our website through a combination of high-quality content, developer outreach and highly-targeted paid demand generation campaigns.
We focus on building a large, highly-engaged community that can connect and educate developers across the globe. Our developer community enables new and experienced developers to learn new skills and technologies and create and deliver new applications. The DigitalOcean community is based on forging genuine relationships through a series of meaningful and memorable interactions. We believe that our focus on community drives brand loyalty amongst a fast-growing developer community and spurs our community followers to become advocates for us and our platform. Our community education websites contain high-quality technical tutorials and a forum with tens of thousands of questions and answers that guide developers in creating and delivering modern applications—not just focused on DigitalOcean products and services, but relevant to any cloud service. We expect to continue to grow the high-quality developer content on our websites, including through the creation of new content and product demonstrations, alongside continuous maintenance and refreshes of our legacy content, while making our education website easier to navigate by integrating our own GenAI platform on our education websites so our customers can get the answers they need more seamlessly and efficiently.
We host a number of events to further build our community, including Hacktoberfest with over 65,000 developers participating in 2024 and Deploy, a conference for developers, startups, founders, and others to learn from experts, connect, and be inspired to build their vision on our platform. We are focused on expanding our developer engagement efforts by hosting regular in-person meetings and creating innovative knowledge-sharing hubs in cities around the world. In addition, we operate the “Hatch by DigitalOcean” program to support entrepreneurs and startups more directly as they begin their journey by providing them with a robust set of benefits to help them succeed. Many attendees at our meetings and events and participants in our Hatch program have learned about DigitalOcean through these developer engagement efforts and have not only become loyal DigitalOcean customers but have become advocates of our platform, drawing others to DigitalOcean.
We complement our efficient self-service customer acquisition model and community building and developer outreach efforts with a sales force focused on inside sales, outbound prospecting targeting specific use cases, volume expansion of our self-service customers, expanding our revenue in specific international markets and seeking partnership opportunities to drive revenue growth. Our sales team includes experienced engineers who fashion technical solutions for customers to convert and migrate their workloads from other cloud providers. Our customer success professionals focus on customer retention and customer expansion by adding value throughout the customer lifecycle as customers scale and expand their usage of our product portfolio and will directly contact customers to determine if there are ways to augment their usage of our platform with additional services. We are also focused on partnership opportunities that introduce new avenues for customer growth. As we continue to evolve our sales motion, we have introduced a high-touch approach for retaining and expanding top customers, and securing new cloud and AI business from outbound efforts — all to help augment our highly-efficient self-service customer acquisition model and accelerate growth.
We are committed to providing robust customer support to all customers, which we believe has been a strategic differentiator for us. The customer support team addresses account-related questions and provides high-quality technical advice and troubleshooting. Developers and engineers are a key part of the customer support team, and we offer technical support free of charge to all of our customers. In addition, we offer paid support plans, which allow customers to choose the paid support option that best suits their needs and provide customers with faster response times and dedicated support from technical managers. Customer engagement with our customer support team also serves as an important feedback loop to our product and technology teams, helping us better understand the specific needs of our customers. This feedback has influenced, and will continue to influence, our product roadmap, the content strategy for our community tutorials and other business decisions. We closely track various metrics to ensure we are providing exceptional customer support. We internally monitor our customer satisfaction score (CSAT) and net promoter score (NPS) to gauge the quality of our interactions with customers and our ability to increase loyalty. We also have specific service-level objectives (SLOs) for response and resolution times to ensure we maintain a high level of customer satisfaction.
We intend to continue to invest in our sales and marketing capabilities to capitalize on our large and global market opportunity, while remaining very efficient in terms of sales and marketing expense as a percentage of revenue.

Our Customers
Our customer base is incredibly diverse with respect to technical competency, type of business, use case and geography. We have been successful in increasing our customer base of Higher Spend Customers, and our ARPU by expanding our product portfolio and optimizing our sales and marketing initiatives to meet the needs of our customers. While our pricing is primarily consumption-based and the majority of our customers use our platform on a month-to-month basis, a growing number of customers are using our platform for larger workloads and some of these customers are opting to enter into committed contracts, committing to a minimum spend on our platform. As of December 31, 2024, we had approximately 165,000 Higher Spend Customers, an increase from approximately 156,000 as of December 31, 2023. Our ARPU has increased from $82.76 in 2022 to $90.99 in 2023 to $100.71 in 2024. We have no material customer concentration, as our top 25 customers made up 8%, 7% and 10% of our revenue in 2024, 2023 and 2022, respectively. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” for more detail on the definition of ARPU.
Competition
The markets that we serve are highly competitive and rapidly evolving. With the introduction of new technologies and innovations, we expect the competitive environment to remain intense.
We believe that the principal factors on which we compete include:
Simplicity:
•ease of use and operation
•speed of deployment
•price, total cost of ownership and transparency
•features, functionality and quality of tools
Scalability:
•performance, reliability, scalability and security
•geographic reach
Approachability:
•customer experience, support and service
•community engagement and education
•brand awareness and reputation
We compete primarily with large, diversified technology companies that focus on large enterprise customers and provide cloud computing as just a portion of the products and services that they offer. The primary vendors in this category include Amazon (AWS), Microsoft (Azure), Google (GCP), IBM (IBM Cloud), Alibaba (Alibaba Cloud) and Oracle (Oracle Cloud).
We also compete with smaller and/or niche cloud service providers that typically target individuals and smaller businesses, simple use cases and/or narrower geographic markets. Examples in this category include OVHcloud, Akamai (Linode), Hetzner, Vultr, Contabo, Scaleway, UpCloud, and Heroku.
Our AI/ML offerings compete with providers of AI/ML infrastructure and services, including the same large, diversified technology companies, Amazon (AWS), Microsoft (Azure), and Google (GCP), and smaller more infrastructure-focused companies such as Coreweave and Lambda Labs.
Finally, our Managed Hosting offering competes with digital agencies and other managed hosting providers, including Kinsta and WP Engine.
Despite the competitive intensity, we believe we compete successfully on the basis of the factors listed above. We focus on solutions for growing technology companies—and combine the power of being simple, scalable and approachable for the portion of the cloud market whose needs are not fully met by larger cloud providers. This differentiates us dramatically from the enterprise cloud competitors. At the same time, our ability to address complex use cases that allows customers to scale with us as they grow, differentiates us from the many niche competitors who have less robust and extensible offerings.
Human Capital Management
As of December 31, 2024, we had a total of 1,210 employees, including 703 located outside the United States. We also engage individuals through professional employer organizations and contractors on an as-needed basis. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
We provide competitive compensation and benefits for our employees globally, including base salary, cash bonuses, commissions (for our sales team), long-term equity awards and the opportunity to participate in an employee stock purchase plan and a wide array of benefits aligned with local reward practices and competitive with those offered by companies with whom we compete for talent.
Talent development and employee engagement are key to attracting and retaining talented employees. We facilitate employee review cycles where employees have development conversations with their managers multiple times throughout the year. We also offer thousands of training courses and videos on a wide range of topics to further support employee development. Finally, we conduct anonymous global engagement surveys regularly to measure the effectiveness of our business and people initiatives and identify areas of strength and development opportunities among teams.
We are also committed to social responsibility as evidenced by our joining the Pledge 1% movement in connection with our IPO and our launch of DO Impact in 2022, which is our social impact effort designed to empower changemakers around the globe through products and philanthropy.
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
As of December 31, 2024, we owned thirteen registered trademarks in the United States and ten registered trademarks in various non-U.S. jurisdictions. We have filed applications for registration for two additional trademarks in non-U.S. jurisdictions. In addition, we own one International Registration through the World Intellectual Property Organization, which has been extended to registrations in seven additional jurisdictions. As of December 31, 2024, we owned five issued patents and had one patent that is published in the United States. The issued patents are each scheduled to expire in 2039 and 2040 and the patent that has been published, when issued, will be scheduled to expire in 2039. In addition, we license third-party software and use open source software and other technologies that are used in the provision of or incorporated into some elements of our services. Many parts of our business utilize proprietary technology and/or licensed technology, including open source software.
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
Governmental Regulation
Our business is and will continue to be subject to extensive U.S. federal and state and foreign laws and regulations, including laws and regulations involving privacy, data protection, data transfers, artificial intelligence, content regulation, security, intellectual property, competition, taxation, anti-corruption, anti-bribery, anti-money laundering, and other similar laws. Many of these laws and regulations are still evolving and are likely to remain uncertain for the foreseeable future, and these laws and regulations can vary significantly from jurisdiction to jurisdiction. The costs of complying with these laws and regulations are high and are likely to increase in the future. We are also subject to U.S. and foreign laws and regulations that govern or restrict our business and activities in certain countries and with certain persons, including the U.S. Commerce Department’s Export Administration Regulations and economic and trade sanctions regulations maintained by the U.S. Treasury Department’s Office of Foreign Assets Control. Compliance with these laws, rules, and regulations has not had, and is not expected to have, a material effect upon our results of operations, capital expenditures or competitive position. Nevertheless, compliance with existing or future governmental regulations, including, but not limited to, those pertaining to global trade, business acquisitions, consumer and data protection, and taxes, could have a material impact on our business in subsequent periods.
For a more comprehensive discussion of the risks we face from regulation and compliance matters, see Part I, Item 1A. “Risk Factors”.
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
•significant security breaches of, technical difficulties with, or interruptions to, the delivery and use of our products and platform capabilities;
•our ability to control fraudulent registrations and usage of our platform, reduce bad debt and lessen capacity constraints on our data centers, servers and equipment; and
•the impact of new accounting pronouncements.
Any of these and other factors, or the cumulative effect of some of these factors, may cause our results of operations to vary significantly. If our results of operations fall below the expectations of investors and securities analysts who follow our stock, the price of our common stock could decline substantially, and we could face costly lawsuits, including securities class action suits.
We may not be able to sustain profitability in the future.
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
•product development, including the development of new products and new functionality for our platform as well as investments in both further optimizing our existing products and infrastructure;
•our sales and marketing organization to engage our existing and prospective customers, increase brand awareness and drive adoption of our products;
•strategic investments and acquisitions; and

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
If we are unable to expand usage of our platform by existing customers, attract new customers and/or retain existing customers, we may not achieve the growth we expect, which would adversely affect our results of operations and financial condition.
In order to grow our business, we must continue to expand the usage by our existing customers on our platform, attract new customers in a cost-effective manner and enable these customers to realize the benefits associated with our products and services. Our business is usage-based and it is important for our business and financial results that our paying customers maintain or increase their usage of our platform and purchase additional products from us. Historically, we have relied on our self-service customer acquisition model for a significant majority of our revenue. We complement our self-service customer acquisition model with a sales force focused on inside sales, targeted outside sales and partnership opportunities to drive revenue growth. If our self-service customer acquisition model is not as effective as we anticipate or our sales force is not successful at growing our customer base, specifically our Higher Spend Customers, our future growth will be impacted.
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
The majority of our contracts with our customers are based on our terms of service, which do not require our customers to commit to a specific contractual period, and which permit the customer to terminate their contracts or decrease usage of our products and services without advance notice. These customers generally have no obligation to maintain their usage of our platform. This ease of termination could cause our results of operations to fluctuate significantly from quarter to quarter. Our customer retention may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with the security, performance, and reliability of our products, our prices and usage plans, our customers’ budgetary restrictions, the perception that competitive products provide better or less expensive options, negative public perception of us or our customers, and deteriorating general economic conditions. As a result, we may face high rates of customer churn if we are unable to meet our customer needs, requirements and preferences.
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
We are focused on expanding the number of Higher Spend Customers on our platform, both through expanding usage by existing customers and attracting new Higher Spend Customers. Net new sales to Higher Spend Customers involve risks that may not be present or that are present to a lesser extent with sales to smaller customers.
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
It is difficult to predict customer adoption rates and demand for our products and services, the entry of competitive products or services or the future growth rate and size of the Infrastructure-as-a-Service (IaaS), Platform-as-a-Service (PaaS) and Software-as-a-Service (SaaS), and artificial intelligence and machine learning (AI/ML) markets. The expansion of these markets depends on a number of factors, including the cost, performance, and perceived value associated with the markets in which we operate. The market for these applications as a whole, including our platform and products, could be negatively affected by a number of factors, many of which are outside of our control. For example, demand for our products and services could be negatively impacted if we or other providers in our space experience security incidents, loss of customer data, disruptions or other similar problems. If there is a reduction in demand caused by technological challenges, weakening economic conditions, data security or privacy concerns, governmental regulation, competing technologies and products, or decreases in information technology spending or otherwise, either now or in the future, the market for our platform and products might not continue to develop or might develop more slowly than we expect, which would adversely affect our business, financial condition and results of operations.
Our core customer base consists of growing technology companies. As these customers grow, if we are unable to meet their evolving needs, we may not be able to retain them. Our business will also suffer if the market for our solutions proves less lucrative than projected or if we fail to effectively acquire and service such users.
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
We intend to continue to devote substantial resources to the market for our Higher Spend Customers and the broader market for growing technology companies. However, these customers and potential customers may have limited budgets and may choose to allocate resources to items other than our solutions, especially in times of economic uncertainty or recessions. If these markets fail to be as lucrative as we project or we are unable to market and sell our services to such customers effectively, our ability to grow our revenues quickly and achieve or maintain profitability will be harmed.
Our artificial intelligence and machine learning (AI/ML) products and services may not be successful, which could adversely affect our business operating results or financial condition.
While we believe that the AI/ML offerings and services that we offer to customers will drive significant growth in our business, the AI/ML landscape is rapidly evolving and may create risks and challenges for our business. If we fail to develop and timely offer the right AI/ML offerings, if such offerings fail to meet our customers’ demands, if such offerings fail to operate as expected, or if our competitors launch AI/ML offerings more quickly or more successfully than we do, we may lose our competitive position, our products may become obsolete, we may experience brand or reputational harm and our business, operating results or financial condition could be adversely affected.
In addition, the markets for AI/ML offerings or AI/ML-enabled products and services may not develop in the manner or time periods we anticipate, or at all. If domestic or global economies worsen, overall spending on the development of AI-related products and services may decrease, which would adversely impact demand for our products and services in these markets. Even if the demand for such products and services develops in the manner or in the time periods we anticipate, if we do not have timely and competitively-priced products and services that meet our customers’ needs, we may miss a significant opportunity and our business, operating results and financial condition could be materially and adversely affected. Also, because the markets for AI/ML-related products and services are still emerging, demand for these products and services may be unpredictable and may vary significantly from one period to another. See Risk Factor entitled “Our increased focus on the development and use of artificial intelligence and machine learning may result in reputational harm, liability or other adverse consequences to our business, results of operations or financial results” below.
We use artificial intelligence-based tools in our business operations that may present risks and challenges to our business.
In an effort to enhance internal efficiencies, we currently use and may continue to explore additional usage of internally-developed and third-party AI/ML platforms, offerings and tools, including generative AI products (AI/ML technology), in our internal operations. AI/ML technology is subject to privacy and data security laws, as well as increasing regulation and scrutiny. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.
We have developed policies governing the use of AI/ML technology to help reasonably ensure that such AI/ML technology is developed and used in a trustworthy manner by our employees, contractors, and authorized agents and that our assets, including intellectual property, competitive information, financial information, personal data we may collect or process, and customer information, are protected. Any failure by our personnel, contractors or other agents to adhere to our established policies could violate confidentiality obligations or applicable laws and regulations (including data privacy laws), jeopardize our intellectual property rights, cause or contribute to unlawful discrimination, result in the misuse of personally identifiable information, or introduce greater vulnerabilities to cybersecurity attacks or malware into our systems. Because the use of AI/ML technology is relatively new and rapidly evolving, we cannot be certain that our policies or adherence to them will offer us sufficient protection or that the use of such technologies will not harm our reputation, financial condition or operating results and certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI/ML. We also could be subject to claims from providers of third-party AI/ML technologies that we are using their products, tools or outputs in a manner that is inconsistent with their terms of use, and such claims may result in costly legal proceedings.
The use of third-party AI/ML technology by our business partners with access to our confidential information, including personal data, customer data, confidential information and trade secrets, may continue to increase. This carries increased risk that it could lead to the misuse or disclosure of such information, which could negatively impact us, including our ability to realize the benefits of our intellectual property. The use of AI/ML technology by our business partners may lead to novel and urgent cybersecurity risks, which could have a material adverse effect on our operations and reputation as well as the operations of any of our business partners. Finally, the use of AI/ML technology also presents emerging ethical issues and if our use of third-party AI/ML technology becomes controversial, we may experience brand or reputational harm, competitive harm or legal liability.
Any of these risks could be difficult to eliminate or manage and, if not addressed, could have a material adverse effect on our business, results of operations, financial condition and future prospects. See also the Risk Factor entitled “Our increased focus on the development and use of artificial intelligence and machine learning may result in reputational harm, liability or other adverse consequences to our business, results of operations or financial results” below.
If we fail to timely release updates and new features to our platform and adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, or customer needs, our platform and products may become less competitive.
Our ability to attract new users and customers, expand our customer base, and increase revenue from existing customers depends in large part on our ability to enhance and improve our existing platform and products, increase adoption and usage of our platform and products, and introduce new products and capabilities. The markets in which we compete are subject to rapid technological change, evolving industry standards, and changing regulations, as well as changing customer needs, requirements and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis, anticipate and respond to customer demands and preferences, address business model shifts, optimize our go-to-market execution by improving our cost structure, align sales coverage with strategic goals, improve channel execution and strengthen our services and capabilities in our areas of strategic focus. If we were unable to enhance our products and platform capabilities to keep pace with rapid technological and regulatory change, or if new technologies emerge that are able to deliver competitive products at lower prices, more efficiently, more conveniently, or more securely than our products, our business, financial condition and results of operations could be adversely affected.
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
If our systems or those of the third parties with whom we work or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions to our business operations; loss of revenue or profits; loss of customers; and other adverse consequences.
In the ordinary course of our business, we and the third parties with whom we work, process, collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “process”) proprietary, confidential, and sensitive data, including personal data, customer data, intellectual property, and trade secrets (collectively, “sensitive information”). Security incidents (including breaches of security) or unauthorized access to our platform and products have in the past and may in the future result in the loss of our or our customers’ or users’ data, litigation, disruptions to our business operations, indemnity obligations, fines, penalties, disputes, regulatory investigations and actions, and other liabilities.
Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Our platform, information technology systems, networks and physical facilities, and those of the third parties with whom we work, have been in the past and may continue in the future to be breached, and sensitive and proprietary data may have been and could be otherwise compromised.
We have in the past and may in the future also be impacted by and the target of cyber-attacks by third parties seeking unauthorized access to our or our customers’ or users’ sensitive or proprietary data or to disrupt our ability to provide our services. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these will be effective and our security measures, or those of our third parties that process sensitive information on our behalf, could be breached or we could suffer a loss of our sensitive information. We take steps designed to detect, mitigate and remediate vulnerabilities in our information technology systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities.
We rely on third parties to operate critical business systems to process sensitive information in a variety of contexts including, without limitation, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties information security practices is limited, and these third parties may not have adequate information security measures in place.
Cyber-attacks, computer malware, viruses, supply chain attacks, social engineering (including through deep fakes, which may be increasingly more difficult to identify as fake, and spear phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI, and other similar threats have become more prevalent in our industry, particularly against cloud services.
In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
In addition, errors due to the action or inaction of our employees, contractors, or others with authorized access to our network could lead to a variety of security incidents. If the third parties with whom we work experience a security incident or other interruption, we have in the past and may in the future experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.
We employ a shared responsibility model where our customers are responsible for using, configuring and otherwise implementing security measures related to our platform, services and products in a manner that meets applicable cybersecurity standards, complies with laws, and addresses their information security risk. In certain cases where our customers choose not to implement, or incorrectly implement, those features or measures, misuse our services, or otherwise experience their own vulnerabilities, policy violations, credential exposure or security incidents, even if we are not the cause of a resulting customer security issue or incident, our customer relationships reputation, and revenue in the future may be adversely impacted. We do not directly control content that our customers or users store, use, or access in our products. If our customers or users use our products for the transmission or storage of sensitive information and our security measures are or are believed to have been weak or breached, our reputation could be damaged, our business may suffer, and we could incur significant liability.
In addition, our existing security measures and remediation efforts may not be effective against current or future security threats. We expend significant resources or modify our business activities to try to protect against security incidents. Further to the risks associated with experiencing a security incident, third parties may gather, collect or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, our sensitive information could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies.
Applicable data privacy and security obligations may require us, or we have voluntarily chosen, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences. Because there are many different mechanisms that can cause security breaches and such mechanisms continue to evolve, we may be unable to anticipate attempted security breaches, react in a timely manner or implement adequate preventative measures. Third parties may also conduct attacks designed to temporarily deny customers or users access to our cloud services.
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
In addition, our customers require and expect that we and/or the third parties with whom we work maintain industry-related compliance certifications. There are significant costs associated with maintaining existing and implementing any newly-adopted industry-related compliance certifications, including costs associated with retroactively building security controls into services which may involve re-engineering technology, processes and staffing. The inability to maintain applicable compliance certifications could result in monetary fines, disruptive participation in forensic audits due to a breach, security-related control failures, customer contract breaches, customer churn and brand and reputational harm.
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
•geopolitical disputes, regulatory restrictions and sanctions disrupting our supply chain;
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
The markets that we serve are highly competitive and rapidly evolving. With the introduction of new technologies and innovations, we expect the competitive environment to remain intense. We compete primarily with large, diversified technology companies that focus on large enterprise customers and provide cloud computing as just a portion of the products and services that they offer. The primary vendors in this category include Amazon (AWS), Microsoft (Azure), Google (GCP), IBM (IBM Cloud), Alibaba (Alibaba Cloud) and Oracle (Oracle Cloud). We also compete with smaller and/or niche cloud service providers that typically target individuals and smaller businesses, simple use cases and/or narrower geographic markets. Examples in this category include OVHcloud, Akamai (Linode), Hetzner, Vultr, Contabo, Scaleway, UpCloud, and Heroku. Our AI/ML offerings compete with providers of AI/ML infrastructure and services, including the same large, diversified technology companies, Amazon (AWS), Microsoft (Azure), and Google (GCP), and smaller more infrastructure-focused companies such as Coreweave and Lambda Labs. Finally, our Managed Hosting offering competes with digital agencies and other managed hosting providers, including Kinsta and WP Engine. We may also face increased competition from other companies that are using AI/ML applications, some of whom may develop more effective methods than we and any of our business partners have, which could have a material adverse effect on our business, results of operations or financial condition.
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
If we fail to effectively integrate new members of our executive leadership team and senior management or if we fail to retain and motivate members of our executive leadership team and senior management team and other key employees, our business and future growth prospects could be harmed.
Our success largely depends on our ability to effectively integrate new members of our executive leadership team and senior management. In 2024, we hired a Chief Executive Officer, Chief Product and Technology Officer, Chief Ecosystem and Growth Officer and Chief Revenue Officer, in addition to other members of senior management. The ability of these members of leadership and senior management to understand our business, operations, and strategic plans will be critical to the Company and our management’s ability to make informed decisions about our strategic direction and operations. Ensuring that executives and management gain detailed knowledge of our operations may take time and resources. An inadequate transition may cause disruption to our business due to, among other things, diverting management’s attention away from the Company’s financial and operational goals or causing a deterioration in morale.
Additionally, our success and future growth depend largely upon the continued services of our executive leadership team, members of senior management and other key employees. If we fail to motivate or retain our executive leadership team, members of senior management and other key employees, our success and future growth may be impacted. Our executive officers and other key employees are employed on an at-will basis, which means that these personnel could terminate their employment with us at any time. The loss of one or more of our executive officers, or the failure by our executive team to effectively work with our employees and lead our company, could harm our business.
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
We have in the past and may in the future undertake internal restructuring activities in an effort to better align our resources with our business strategy. We incur substantial costs to implement restructuring plans, and our restructuring activities may subject us to reputational risks and litigation risks and expenses. There can be no assurance that any restructuring activities that we undertake will achieve the cost savings, operating efficiencies or other benefits that we may initially expect. In addition, restructuring activities may result in loss of institutional knowledge and expertise, attrition beyond our intended reduction-in-force, or a negative impact on employee morale and productivity or our ability to attract highly-skilled employees. Internal restructurings can also require a significant amount of time and focus from management and other employees, which may divert attention from commercial operations. While we take actions to mitigate these risks, there can be no certainty that such efforts to mitigate are effective. If any internal restructuring activities we have undertaken or undertake in the future fail to achieve some or all of the expected benefits therefrom, our business, results of operations and financial condition could be materially and adversely affected.
Our corporate culture has contributed to our success and if we cannot maintain this culture as we grow , we could lose the innovation, creativity and entrepreneurial spirit we have worked hard to foster, which could harm our business.
We believe our corporate culture has been a key contributor to our success to date. If we do not continue to maintain our corporate culture as we grow or as a result of any reductions in workforce, we may be unable to foster the innovation, creativity and entrepreneurial spirit we believe we need to support our growth.
We have in the past and may in the future be named as a defendant in litigation, including securities class action lawsuits and stockholder derivative lawsuits. Any lawsuits could result in substantial damages, divert management’s time and attention from our business, and have a material adverse effect on our results of operations. Lawsuits may be costly to defend or pursue and are uncertain in their outcome.
We have in the past and may in the future be involved in litigation, including securities class action lawsuits and stockholder derivative lawsuits. For example, in September 2023, a putative class action lawsuit was filed against us and certain of our current and former executive officers for alleged violations of the U.S. federal securities laws, which was subsequently dismissed. Lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors and their outcomes are necessarily uncertain. We could be forced to expend significant resources and incur significant expense in the defense of any lawsuits. Monitoring, initiating and defending against legal actions are time-consuming for our management, may be expensive and may detract from our ability to fully focus our internal resources on our business activities. We may not be successful in having any lawsuits dismissed or settled within the limits of our insurance coverage. There also could be adverse publicity associated with any such lawsuits that could negatively affect public perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable.
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
Our results of operations may vary based on the impact of unfavorable changes in our industry or the global economy on us or our customers and potential customers. Adverse changes in macroeconomic conditions can significantly harm demand for our products and make it more challenging to forecast our operating results and make business decisions, including regarding prioritization of investments in our business. Unfavorable conditions in the economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, supply chain disruptions, inflationary pressures, interest rates, financial and credit market fluctuations, volatility in the capital markets, liquidity concerns at, and failures of, banks and other financial institutions, international trade relations, economic sanctions, political turmoil, political instability and transitions of power in regions where we operate, natural catastrophes, outbreaks of contagious diseases, warfare and terrorist attacks on the United States, Europe or elsewhere, including military actions affecting Russia, Ukraine, the Middle East or elsewhere could cause a decrease in business investments in information technology and negatively affect the growth of our business and our results of operations.

Geopolitical risks, including those arising from trade tension and/or the imposition of trade tariffs (including recent U.S. tariffs imposed or threatened to be imposed and any retaliatory actions taken by other countries), terrorist activity or acts of civil or international hostility, are increasing. While we do not currently have employees or direct operations in any region with ongoing military conflict, we may have customers with business activities in these countries and regions. Based on ongoing military conflicts and associated sanctions imposed by the U.S. government, our ability to receive payments from customers in those regions and our ability to realize revenues from those customers may be impacted. Further, due to political uncertainty and military actions, we and the third parties upon which we rely may be vulnerable to a heightened risk of cyber-attacks, computer malware, viruses, supply chain attacks, social engineering (including spear phishing and ransomware attacks) and general hacking that could materially disrupt our systems and operations.
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
Our workforce and operations are international in scope and our customers are spread across approximately 190 countries. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.
Our current and future international business and operations involve a variety of risks, including:
•slower than anticipated availability and adoption of cloud-based infrastructures and platforms by international businesses;
•the need to adapt and localize our products for specific countries;
•potential changes in laws, regulations, sanctions or trade relations;
•more stringent regulations relating to data privacy and security and the unauthorized use of, or access to, commercial and personal data, particularly in Europe;
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
Our sales are currently primarily denominated in U.S. dollars, and therefore, our revenue is generally not subject to foreign currency risk. However, the current strengthening of the U.S. dollar increases the real cost of our platform to our customers outside of the United States, which could adversely affect our results of operations. Our operating expenses incurred outside the United States are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with currency fluctuations, our results of operations could be adversely affected.
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
Our tax provision could also be impacted by changes in accounting principles, changes in U.S. federal, state, or international tax laws applicable to corporate multinationals, other fundamental law changes currently being considered by many countries, and changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions. For example, the Organisation for Economic Co-operation and Development (OECD) has been spearheading a multilateral effort on proposals, commonly referred to as “BEPS 2.0”, which, to the extent implemented, will make important changes to the international tax system. These proposals are based on two “pillars”, involving the reallocation of taxing rights in respect of certain multinational enterprises above a fixed profit margin to the jurisdictions in which they carry on business (Pillar One) (based on the thresholds, we currently expect to be outside the scope of the Pillar One proposals, but could fall within their scope in the future) and imposing a minimum effective corporate tax rate on certain multinational enterprises (Pillar Two). A number of countries in which we conduct business have enacted, or are in the process of enacting, core elements of the Pillar Two rules. The OECD has issued administrative guidance providing transition and safe harbor rules around the implementation of Pillar Two. Based on our current understanding of the minimum revenue thresholds, we currently expect to be outside the scope of the Pillar Two proposals but could fall within their scope in the future, which could increase our tax obligations and require us to incur additional material costs to ensure compliance with any such rules in the countries where we do business. We are monitoring developments and evaluating the potential impacts of these new rules, including on our effective tax rates, and our eligibility to qualify for the transition and safe harbor rules.
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
As of December 31, 2024, we had net operating losses (NOL) carryforwards for federal, state and foreign income tax purposes and other tax credit carryforwards for federal and state tax purposes. Certain of these NOL carryforwards and tax credit carryforwards will expire in various years beginning in 2029 for federal purposes and 2030 for state purposes if not utilized. Our ability to utilize our NOL carryforwards and other tax credit carryforwards to offset taxable income may be subject to certain limitations. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs or other tax credits to offset future taxable income. We have experienced ownership changes under Section 382 of the Code in the past and may experience a future ownership change under Section 382 of the Code that could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs and tax credits of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that regulatory changes, such as suspensions on the use of NOLs or other tax credits, or other unforeseen reasons, could cause our existing NOLs or tax credits to expire or otherwise be unavailable to reduce current or future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs and tax credits reflected on our balance sheet, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.
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
•the outcome of future tax audits, examinations, or administrative appeals; and
•limitations or adverse findings regarding our ability to do business in some jurisdictions.
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
In November 2021, we issued $1.5 billion aggregate principal amount of 0% convertible senior notes due 2026 in a private placement. As of December 31, 2024, we had no outstanding indebtedness, but significant borrowing capacity, under our credit facility with KeyBank National Association, as administrative agent, and the other lenders party thereto. We may not be able to refinance our existing indebtedness because of our amount of debt, debt incurrence restrictions under our debt agreements or adverse conditions in credit markets generally. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would result in an adverse effect on our financial condition and results of operations. Although our credit agreement contains restrictions on the incurrence of additional indebtedness and entering into certain types of other transactions, these restrictions are subject to a number of qualifications and exceptions. Additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also do not prevent us from incurring obligations, such as trade payables. In addition, in connection with our acquisition of Paperspace, we acquired a number of equipment leases, which remain outstanding. Pursuant to the terms of the equipment leases, we may be restricted from engaging in certain activities.
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
We provide products and services that enable our customers and users to exchange information and engage in various online activities, and our products and services include substantial user-generated content. For instance, customers and users include content on their Droplets, post or generate content on our website’s community section, and offer applications and integrations through our marketplace. Customer or user content or activity may be infringing, illegal, hostile, offensive, unethical, or inappropriate, may violate our terms of service or a customer’s own policies, or may be intended to, or inadvertently, circumvent or threaten the confidentiality, integrity, security or availability of information or network services of other products, services, or systems, including, for example, by launching various attacks. From time to time, we are subject to legal claims or regulatory enforcement actions arising from the conduct of certain of our customers and may be subject to additional lawsuits or regulatory enforcement actions relating to the content or actions by our customers or users. Even if claims against us are ultimately unsuccessful, defending against such claims will increase our legal expenses and divert management’s attention from the operation of our business, which could adversely impact our business and results of operations, and our brand, reputation, and financial results may be harmed.
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
On multiple occasions, the FCC has adopted and later repealed net neutrality rules that bar internet providers from blocking or slowing down access to online content, thereby protecting services like ours from such interference. The FCC’s actions follow changes in the composition of commissioners at the FCC. Currently, there are no federal net neutrality rules.
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
Our increased focus on the development and use of artificial intelligence and machine learning may result in reputational harm, liability or other adverse consequences to our business, results of operations or financial results.
We continue to invest in our AI/ML product offerings, which may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality, privacy or security risks, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results. The increasing focus on the risks and strategic importance of AI/ML technologies has already resulted in regulatory restrictions that target products and services capable of enabling or facilitating AI/ML.
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
Any sensitive information (including confidential, competitive, proprietary, or personal data) that we input into a third-party generative AI/ML platform could be leaked or disclosed to others, including if sensitive information is used to train the third parties’ AI/ML model. Additionally, where an AI/ML model ingests personal data and makes connections using such data, those technologies may reveal other personal or sensitive information generated by the model. Moreover, AI/ML models may create flawed, incomplete, or inaccurate outputs, some of which may appear correct. This may happen if the inputs that the model relied on were inaccurate, incomplete or flawed (including if a bad actor “poisons” the AI/ML with bad inputs or logic), or if the logic of the AI/ML is flawed (a so-called “hallucination”).
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
Furthermore, unfavorable developments with evolving laws and regulations affecting AI/ML-related products may limit global adoption, impede our strategy and negatively impact our long-term expectations in this area. For example, there is significant uncertainty in the U.S. courts as to how AI/ML technologies affect intellectual property ownership, including copyright protections, and the use of AI/ML-related technology in the development of our products or implementation of AI/ML features in our products could expose us or our customers to claims of copyright infringement or misappropriation. We may not be able to anticipate how to respond to or comply with these rapidly evolving frameworks, and we may need to expend resources to adjust our offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions.
The cost of complying with such frameworks could be significant and may increase our operating expenses. Because AI/ML technology is highly complex and rapidly developing, it is not possible to predict all legal, operational or technological risks that may arise relating offering AI/ML products. It is also unclear how our status as an infrastructure provider for customers developing and deploying AI/ML applications as opposed to developing such applications ourselves will affect the applicability of these regulations on our offerings.
We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, information security policies and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.
In the ordinary course of business, we process sensitive information. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, guidance, industry standards, external and internal privacy and security policies, contractual requirements, directives, regulations, and other obligations relating to data privacy and security.
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). We publish privacy policies, marketing materials, and other statements, such as statements related to compliance with certain certifications or self-regulatory principles, concerning data privacy, and security. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences. In the United States, these include enforcement actions by federal agencies and state attorneys general.
In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards with which we must legally comply or that contractually apply to us. If we fail to follow these security standards even if no customer or personal information is compromised, we may incur significant fines or experience a significant increase in costs or reputational harm. Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. Our inability or failure to do so could result in adverse consequences.
Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments.

These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (CCPA) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.
Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation (EU GDPR), the United Kingdom’s GDPR (UK GDPR), and China’s Personal Information Protection Law (PIPL) impose strict requirements for processing personal data.
For example, under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. In Canada, the Personal Information Protection and Electronic Documents Act (PIPEDA) and various related provincial laws, as well as Canada’s Anti-Spam Legislation (CASL), apply to our operations. In Australia, the Privacy Act also applies to our operations.
As another example, the General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or LGPD) (Law No. 13,709/2018) may apply to our operations. The LGPD broadly regulates processing personal data of individuals in Brazil and imposes compliance obligations and penalties comparable to those of the EU GDPR. The Swiss Federal Act on Data Protection, or the FADP, also applies to the collection and processing of personal data by companies located in Switzerland, or in certain circumstances, by companies located outside of Switzerland.
We also have customers in Asia and may be subject to new and emerging data privacy regimes in Asia, including China’s PIPL, which imposes a set of specific obligations on covered businesses in connection with their processing and transfer of personal data and imposes fines of up to RMB 50 million or 5% of the prior year’s total annual revenue of the violator. India’s new privacy legislation, the Digital Personal Data Protection Act (DPDP), also applies to our operations.
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
In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent interpretations of their data localization and cross-border data transfer laws.
Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.

If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.
Furthermore, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our products. Privacy and data security concerns, whether valid or not valid, may inhibit market adoption of our products, particularly in certain industries and foreign countries.
We, or the third parties with whom we work, may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans or restrictions on processing personal data; and orders to destroy or not use personal data.
In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations; interruptions or stoppages of data collection needed to train our algorithms; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.
Furthermore, in order to offer our products to certain customers, we may be required to comply with additional regulations. For example, to offer our products to certain customers in the healthcare industry, we are required to implement certain security and privacy measures and related procedures to comply with the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and we have executed HIPAA business associate agreements (BAAs) with certain customers that are “covered entities” under HIPAA, which subject us to additional liabilities, penalties and fines in the event we fail to comply with the terms of such agreements. The storage of such information may also require us to modify and enhance our platform at a significant cost.
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
We are subject to governmental export and import controls, economic sanctions, and foreign investment laws and regulations that could impair our ability to compete in international markets or subject us to liability if we are not in full compliance with applicable laws.
Our business activities are subject to various export, import, sanctions, and foreign investment laws and regulations, including, without limitation, the United States Department of Commerce’s Export Administration Regulations and various economic and trade sanctions regulations administered by the United States Department of the Treasury’s Office of Foreign Assets Controls. The United States export control laws and United States economic sanctions laws include restrictions or prohibitions on the sale or supply of certain products and services to United States embargoed or sanctioned countries, governments, persons and entities. In addition, various countries regulate the import of certain technology and have enacted or could enact laws that could limit our ability to provide our customers access to our platform or could limit our customers’ ability to access or use our platform in those countries.
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
Trade-related laws and restrictions continue to evolve in response to geopolitical tensions and the introduction and increasing adoption of new technologies. Most recently, new export controls have included strict licensing restrictions on exports of U.S. regulated semiconductor- and supercomputer-related products and technologies, as well as certain chips and chip-related products and technologies. New regulations relating to certain U.S. person transactions, including acquisitions of equity interest, involving persons with a qualifying nexus to China and specified technology sectors, to include semiconductors and artificial intelligence, also have been implemented. These as well as other restrictions that could be forthcoming may impact certain of our business activities, particularly as they relate directly or indirectly to China. Further, achieving compliance with such developments may require additional resources and raise costs. Although we take precautions to prevent our platform from being provided in violation of such laws, our platform may have in the past, and could in the future be, provided inadvertently in violation of such laws, despite the precautions we take. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to civil or criminal penalties, including the possible loss of export privileges and fines. We may also be adversely affected through penalties, reputational harm, loss of access to certain markets, compliance costs, or otherwise.
Changes in our platform, or future changes in trade-related regulations may prevent our users with international operations from utilizing our platform globally or, in some cases, prevent the export or import of our platform to certain countries, governments, or persons altogether. Any change in export or import regulations, economic sanctions, foreign investment laws, or other related legislation, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our platform by, or in our decreased ability to export or sell subscriptions to our platform to, existing or potential users with international operations. Any decreased use of our platform or limitation on our ability to export or sell our platform would likely adversely affect our business, results of operations, and financial results.
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
Detecting, investigating, and resolving actual or alleged violations of anti-corruption laws, and responding to any action, can require a significant diversion of time, resources, and attention from senior management and significant defense costs and other professional fees. In addition, noncompliance with anti-corruption, anti-bribery, or anti-money laundering laws could subject us to whistleblower complaints, investigations, various penalties or debarment from contracting with certain persons, and other collateral consequences. If any subpoenas or investigations are launched, or sanctions are imposed, or if we do not prevail in any possible proceeding, our business, financial condition and results of operations could be harmed. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources.
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
We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition or results of operations. Although we carry liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results. Moreover, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and, if securities analysts or investors perceive these results to be negative, it could have an adverse effect on the price of our common stock.
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
Broad market and industry fluctuations, as well as general economic, geopolitical, regulatory, and market conditions, may also negatively impact the market price of our common stock. In addition, technology stocks have historically experienced high levels of volatility. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We have in the past and may in the future be the target of this type of litigation in the future, which could result in substantial expenses and divert our management’s attention.
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
We are required to maintain effective internal control over financial reporting. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.
The Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting and we are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. Complying with the Sarbanes-Oxley Act requires a rigorous compliance program as well as adequate time and resources. We may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. Additionally, we have in the past and may in the future identify material weaknesses in our internal control over financial reporting and as a result, we may not be able to assert that our internal controls are effective. If we do not successfully remediate any material weaknesses or other deficiencies that arise in the future, we may be unable to accurately report our financial results, which could cause our financial results to be materially misstated and require restatement. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will prevent or avoid potential future material weaknesses.
In the fiscal year ended December 31, 2023, we identified a material weakness in our internal control over financial reporting, which was caused by inadequate controls over our tax processes. This material weakness was remediated as of December 31, 2024, as described in more detail under the heading Part II, Item 9A. “Controls and Procedures” in this Annual Report on Form 10-K.
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
Our security and legal teams oversee our information security and privacy practices and are responsible for identifying and proactively addressing security and privacy risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures and incident response plans and maintaining cybersecurity programs. We maintain an in depth incident response plan that includes a process for identifying, containing and removing any threats and vulnerabilities and a plan to recover and restore normal business operations following an incident. Members of the security team are always on call to be able to address any issues that arise. In addition, we have created a cybersecurity materiality assessment team, which includes representatives from our security, legal, finance, internal audit, communications and investor relations departments that reviews and assesses the impact of cybersecurity incidents on the company, our customers and other stakeholders. Our material assessment framework provides for an escalation path for any potentially material cybersecurity incidents from the security team to our CISO who may further escalate to the materiality assessment team, senior management and the Audit Committee. To ensure our preparedness to appropriately respond to cybersecurity incidents, the cross-functional team meets regularly and conducts simulations of cybersecurity incidents to test its procedures.
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
ITEM 2. PROPERTIES
Our headquarters is located in New York City, where we lease approximately 44,000 square feet. In 2022, we entered into two sublease agreements whereby we sublease approximately two-thirds of this office space to third party subtenants. The rental amounts payable to us pursuant to the sublease agreements increase approximately 2% each year. The lease and the related subleases terminate in June 2025.
We also have entered into leases for small office spaces in a number of locations. Additionally, we lease space to operate 16 data centers worldwide, including in the United States, Australia, Canada, Germany, India, the Netherlands, Singapore and the United Kingdom. We do not own any real property. We believe that our current facilities are adequate to meet our current needs and that additional or substitute space is available if needed to accommodate growth and expansion.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our common stock trades on The New York Stock Exchange (NYSE) under the symbol “DOCN”.
Holders of Record
As of February 18, 2025, there were 26 stockholders of record of our common stock. This is not the actual number of beneficial owners of our common stock as some shares are held in “street name” by brokers and others on behalf of individual owners.
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
Recent Sales of Unregistered Securities
Not applicable.
Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities
The following table provides information with respect to repurchases of shares of common stock by the Company during the three months ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Program(1)
October 1-31, 2024	186,327	$41.86	186,327	$102,648
November 1-30, 2024	347,744	37.91	347,744	$89,463
December 1-31, 2024	182,647	37.45	182,647	$82,298
Total	716,718	$38.82	716,718
(1)On February 20, 2024, our Board of Directors approved the repurchase of up to an aggregate of $140 million of our common stock (2024 Share Buyback Program). Pursuant to the 2024 Share Buyback Program, repurchases of our common stock were made at prevailing market prices through open market purchases or in negotiated transactions off the market. The repurchase program is authorized through fiscal year 2025; however, we are not obligated to acquire any particular amount of common stock and the program may be extended, modified, suspended or discontinued at any time at our discretion.
Stock Performance Graph
The graph below shows a comparison, from March 24, 2021 (the date our common stock commenced trading on the NYSE) through December 31, 2024, of the cumulative total return to stockholders of our common stock relative to the Standard & Poor’s 500 Index (S&P 500) and the S&P Information Technology Index (S&P Information Technology).
The graph assumes $100 was invested in each of our common stock, S&P 500 and the S&P Information Technology at their respective closing prices on March 24, 2021 and assumes reinvestment of gross dividends. The stock price performance shown in the graph represents past performance and should not be considered an indication of future stock price performance.

Comparison of Cumulative Total Return
$250.00
$200.00
$150.00
$100.00
$50.00
$—
3/24/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
3/31/2024
6/30/2024
9/30/2024
12/31/2024
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
Overview
DigitalOcean is a leading cloud computing platform, offering simple, scalable and approachable on-demand infrastructure and platform services for developers at growing technology companies. Our platform simplifies cloud computing, enabling our customers to rapidly accelerate innovation and productivity. Our customers include growing technology companies across numerous industry verticals ranging from gaming to fintech to cybersecurity, among many others, and leverage our platform for a wide variety of use cases, such as building and hosting websites, developing new web and mobile applications, integrating AI into their businesses, and building AI products and applications, among many others. We believe that being simple, scalable and approachable are our key differentiators, driving a broad range of customers around the world whose needs are not being fully met by larger cloud providers to build and grow their businesses on our platform.

We offer mission-critical solutions across Infrastructure-as-a-Service (IaaS), including our Droplet virtual machines, storage and networking offerings; Platform-as-a-Service (PaaS) and Software-as-a-Service (SaaS), including our Managed Hosting, Managed Database, Managed Kubernetes and Marketplace offerings; and artificial intelligence and machine learning (AI/ML), including our GPU Droplets, Notebooks and GenAI Platform offerings. We continue to invest in our platform to further penetrate the growing markets in which we operate.
We generate revenue primarily from the usage of our cloud computing platform by our customers. We recognize revenue largely based on the customer utilization of our offerings. While our pricing is primarily consumption-based and the majority of our customers use our platform on a month-to-month basis, a growing number of customers are using our platform for larger workloads and some of these customers are opting to enter into committed contracts, committing to a minimum spend on our platform.
We serve a large number of customers that range in size from growing or scaled businesses that generate millions of dollars in revenue and serve millions of their own customers to individual developers testing or learning new technology for their own development. Thousands of new users come to DigitalOcean every month with some users intending only to utilize our platform for a discrete task, and other users are part of new or existing businesses that intend to operate their production and test workloads on our platform to support their business. Given the wide range of users and their associated spend, we classify customers based on their spend in a given month, which we have found to be a good proxy that distinguishes between casual users and substantial business customers.
Beginning in the fourth quarter of 2024, we redefined our customer categories to provide more insight into our Higher Spend Customers, which now include categories for Builders, Scalers and Scalers+ (collectively, our Higher Spend Customers), and we also changed our methodology for calculating customer count. While this has a de minimis impact on the specific customer count, we believe it provides a better representation of the customers on our platform during each reporting period. Our research and development, sales and marketing and customer support investments are primarily focused on these Higher Spend Customers, and we believe their performance is the best indicator of our future growth and performance. Previously, we had reported Scalers as a single category having a wide spend range, and we had also disclosed the number of Learners as part of our total customer count. See “Higher Spend Customers” below for a description of how we previously calculated customer count, definitions of our customer categories, our reasons for such changes, and our customer count calculated using our prior definition for each period presented.
Growing our Higher Spend Customers is a critical focus for us, and we have successfully increased the number of these customers and their percentage of our total revenue. Revenue from our Higher Spend Customers as a percentage of total revenue was 87% in 2024, 86% in 2023 and 85% in 2022. As of December 31, 2024, we had approximately 165,000 Higher Spend Customers using our platform to build, deploy and scale applications. The number of Higher Spend Customers increased from approximately 156,000 as of December 31, 2023 and 142,000 as of December 31, 2022.
Our average revenue per customer (ARPU, as further described in “ARPU” below), has increased from $82.76 in 2022 to $90.99 in 2023 and $100.71 in 2024. We had no material customer concentration as our top 25 customers made up approximately 8%, 7% and 10% of our revenue in the years ended December 31, 2024, 2023 and 2022, respectively.
Beginning in the fourth quarter of 2024, we changed our methodology for calculating our annual run-rate revenue (ARR). See “ARR” below for a description of how we previously calculated ARR and our ARR calculated using our prior definition for each period presented. ARR as of December 31, 2024 was $820 million, up from $723 million as of December 31, 2023 and $652 million as of December 31, 2022.

$820M ARR
Quarterly Revenue ($M)
$250
$200
$150
$100
$50
$0
Q1 2015
Q2 2015
Q3 2015
Q4 2015
Q1 2016
Q2 2016
Q3 2016
Q4 2016
Q1 2017
Q2 2017
Q3 2017
Q4 2017
Q1 2018
Q2 2018
Q3 2018
Q4 2018
Q1 2019
Q2 2019
Q3 2019
Q4 2019
Q1 2020
Q2 2020
Q3 2020
Q4 2020
Q1 2021
Q2 2021
Q3 2021
Q4 2021
Q1 2022
Q2 2022
Q3 2022
Q4 2022
Q1 2023
Q2 2023
Q3 2023
Q4 2023
Q1 2024
Q2 2024
Q3 2024
Q4 2024

___________________
(*) Prior periods have been recast to reflect the effects of the change in definition of ARR. See “ARR” below for a description of how we previously calculated ARR and our ARR calculated using our prior definition for each period presented.
We have a highly efficient self-service customer acquisition model, which we complement with a sales force focused on inside sales, targeted outside sales and partnership opportunities to drive revenue growth. The efficiency of our go-to-market model and our focus on the needs of growing technology companies have enabled us to drive organic growth and establish a truly global customer base across a broad range of industries. We focus on customer acquisition, our self-service acquisition funnel, customer support and success, community education, inside sales, targeted outside sales, and partnership and channel development. For the years ended December 31, 2024, 2023 and 2022, our sales and marketing expense was approximately 9%, 9% and 14% of our revenue, respectively.
Our customers are spread across approximately 190 countries and around two-thirds of our revenue has historically come from customers located outside the United States. For the year ended December 31, 2024, 38% of our revenue was generated from North America, 28% from Europe, 23% from Asia and 11% from the rest of the world.
Key Factors Affecting Our Performance
Increasing Usage by Our Existing Customers

Our existing customer base represents a significant opportunity for further sales expansion through increased usage of our platform and adoption of additional product offerings. We are highly focused on gaining a better understanding of the needs and growth plans of our existing customers, increasing our feature velocity and shaping our product roadmap around the needs of Higher Spend Customers, and introducing an account management function to provide more direct coverage of our top spending accounts. This deeper relationship with our customers will help us identify opportunities to educate our customer base on ways to utilize the platform more effectively for their individual use cases, as well as provide a feedback loop to inform our product roadmap, in order to build trust with customers and encourage them to run more of their critical cloud workloads on our platform. We closely monitor our net dollar retention (NDR), which reflects our ability to retain and grow revenue from our existing customers. While NDR decreased from 101% in 2023 to 98% in 2024 as we lapped the effects of the 2022 price increases, we expect to increase our revenue in the future from existing customers through the introduction of new products and features tailored to our Higher Spend Customers through expanded customer outreach, and targeted services to support our customers in migrating additional workloads from other cloud providers to DigitalOcean.
Growing Our Base of Higher Spend Customers
We believe there is a substantial opportunity to further expand our customer base. We are investing in strategies that we believe will drive adoption by new Higher Spend Customers, including new marketing initiatives that further optimize our self-service revenue funnel to identify potential Higher Spend Customers, enhanced research and development to build our product roadmap around the needs of Higher Spend Customers, the creation of a new migration services team to support migration to our platform from other cloud providers, and a dedicated AI sales team with deep AI expertise to help prospective customers understand our offerings and the process to onboard onto our platform.
Investing in Our Platform and Product Offerings
We have a history of, and will continue to invest significantly in, delivering innovative products, features and functionality for our Higher Spend Customers. Our product strategy is anchored in addressing the needs of our Higher Spend Customers and other growing technology companies and on continuously innovating to meet those needs in a simple, scalable and approachable way. We have accelerated the pace of product innovation and made disciplined investments to expand our offerings for our IaaS and PaaS offerings, as well as our newer AI/ML offerings. In 2024, we released a number of new products and product features, including GPU Droplets, our GenAI platform, Autonomous on our Managed Hosting offering to automatically scale resources based on website traffic, and enhancements to our role-based access control functionality and Backups offering. The market opportunity for our services continues to expand and we expect to make additional investments to offer an enhanced and tailored suite of IaaS, PaaS/SaaS and AI/ML offerings that address the changing needs of our customers.
Driving Increased Adoption Through Our Community Ecosystem
We attract a large number of developers to our website and platform and we are committed to supporting and expanding this community of innovators and technologists by continuing to produce high-quality educational content and hosting developer-focused programs and events around the world. Supporting and educating the developer community is not only one of our values, but it also fosters brand loyalty, expands our customer base and drives increased adoption of our products.
Augmenting our Platform though Strategic Partnerships and Acquisitions
In addition to organic growth, we believe that strategic partnerships and acquisitions will allow us to accelerate our key platform, product and marketing initiatives. In recent years, we completed acquisitions of Paperspace, which launched our AI/ML offerings, and Cloudways, which added our Managed Hosting offering to our platform. In addition, we have entered into partnerships to augment our product offerings. For example, in 2024, we announced a partnership with Hugging Face, which allows customers to quickly and easily deploy the most popular third-party models on GPU Droplets and significantly simplifies the model deployment process for our customers. We intend to actively pursue both strategic partnerships and acquisitions that we believe will be complementary to our business, accelerate customer acquisition, increase usage of our platform and/or expand our product offerings in our core markets.
Macroeconomic Conditions
Unfavorable conditions in the economy both in the United States and abroad, including conditions resulting from trade tension and/or the imposition of trade tariffs (including recent U.S. tariffs imposed or threatened to be imposed and any retaliatory actions taken by other countries), changes in gross domestic product growth, supply chain disruptions, inflationary pressures, interest rates, financial and credit market fluctuations, volatility in the capital markets, liquidity concerns at, and failures of, banks and other financial institutions, international trade relations, political turmoil, political instability and transitions of power in regions where we operate, natural catastrophes, outbreaks of contagious diseases, warfare and terrorist attacks on the United States, Europe or elsewhere, including military actions affecting Russia, Ukraine, the Middle East or elsewhere, could cause a decrease in business investments in information technology and negatively affect the growth of our business and our results of operations.
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

	Year Ended December 31,
	2024	2023	2022
Builders(1)	146,922	139,125	127,564
Scalers(1)	17,975	16,351	14,541
Scalers+(1)	504	431	371
ARPU(2)	$100.71	$90.99	$82.76
ARR (in millions)(3)	$820	$723	$652
Net dollar retention rate	98%	101%	115%
______________
(1)Customer count. As discussed above, beginning in the fourth quarter of 2024, we changed our methodology for calculating customer count as the average number of customers as of the last day of the month for each month in the most recent quarter. We classify our customers in separate categories based on the amount of their spend in a given month. Prior periods have been recast to reflect the effects of the changes. See “Higher Spend Customers” below for a description of how we previously calculated customer count, definitions of our customer categories, our reasons for such changes, and our customer count calculated using our prior definition for each period presented.
(2)Beginning in the first quarter of 2023, we redefined ARPU to exclude Testers. Prior years have been recast to conform to the new definition.
(3)As discussed above, beginning in the fourth quarter of 2024, we changed our methodology for calculating ARR to multiplying the sum of the revenue for the most recent quarter by four. Prior periods have been recast to reflect the effects of the changes. See “ARR” below for a description of how we previously calculated ARR and our ARR calculated using our prior definition for each period presented.
Higher Spend Customers
We refer to our Builders, Scalers and Scalers+ customers collectively as our Higher Spend Customers. We believe the total number of our Higher Spend Customers is an important indicator of the growth of our business and future revenue opportunity, and the trends relating to our Builders, Scalers and Scalers+ is of particular importance to us as these customers represent a significant majority of our revenue and revenue growth, and they are representative of growing technology companies that scale on our platform and use multiple products. Beginning in the fourth quarter of 2024, we changed our methodology for calculating customer count as the average number of customers as of the last day of the month for each month in the most recent quarter. We changed our definition because we believe this method is a more accurate reflection of our results during such period as compared to our previously disclosed customer count for the last month of the period. Our modified definition is less susceptible to variability each month, and therefore is more reliable when comparing period-to-period results.

Customers are now classified in the following categories based on the amount of their spend in a given month and individual customers may fall within different categories within a reporting period:
•Builders: users that spend more than $50 and less than or equal to $500 in a month.
•Scalers: users that spend more than $500 and less than or equal to $8,333 in a month.
•Scalers+: users that spend more than $8,333 in a month.
Users that spend less than or equal to $50 in a month and have been on our platform for three months or less are considered “Testers.” Since the second quarter of 2022, we have not disclosed the number of Testers on our platform in our regular disclosures. Given their short time on our platform and their relatively small individual and aggregate spend, we do not consider Testers to be a meaningful part of our customer base. Users that spend less than or equal to $50 in a month and have been on our platform for more than three months are considered “Learners.” Learners, who have historically been included in our total customer count, are more casual users of our platform who may either grow into a more significant user over time, or remain a casual user for the entirety of their time on our platform. Accordingly, we do not consider Learners to be a good predictor of future growth. Therefore, beginning in the fourth quarter of 2024, we will no longer disclose the number of Learners in our customer count. Given their modest contribution to revenue and growth, we do not consider Testers or Learners, which together represented 13% of overall revenue for the year ended December 31, 2024, to be the focal point of our growth strategy. Customer count by category, as determined based on the customers’ spend in a given month, is as follows:
New customer classification and methodology:

	Year Ended December 31,
	2024	2023	2022
Learners	473,068	486,276	469,289
Builders	146,922	139,125	127,564
Total Scalers and Scalers+	18,479	16,782	14,912
Scalers	17,975	16,351	14,541
Scalers+	504	431	371
Prior customer classification and methodology:

	Year Ended December 31,
	2024	2023	2022
Learners	472,216	488,094	468,065
Builders	147,353	139,261	129,150
Scalers	18,811	16,941	15,032
ARPU
We believe that our average revenue per customer, which we refer to as ARPU, is a strong indication of our ability to acquire new customers with higher spending levels and expand usage of our platform by our existing customers. We calculate ARPU on a monthly basis as our total revenue from Learners, Builders, Scalers and Scalers+ in that period divided by the total number of Learner, Builder, Scaler and Scaler+ customers determined as of the last day of that month. For a quarterly or annual period, ARPU is determined as the weighted average monthly ARPU over such three or 12-month period.

ARR
Given the recurring nature of our business, we view annual run-rate revenue as an important indicator of our current progress towards meeting our revenue targets and projected growth rate going forward. Beginning in the fourth quarter of 2024, we changed our methodology for calculating ARR to multiplying the revenue for the most recent quarter by four. For our ARR calculations, we include the total revenue from all customers, including Testers, Learners, Builders, Scalers, and Scalers+. We changed our methodology for calculating ARR to conform with our other key business metrics, which are reviewed and calculated on a quarterly basis, to better reflect our longer term usage patterns and to reduce the volatility that could be introduced by using a single month that may contain more or less project based revenue than is indicative of a full year run-rate. Previously, we calculated ARR at a point in time by multiplying the revenue of the last month of the reported period by 12. Prior periods have been recast to conform to the new definition. ARR is as follows, in millions:

	Year Ended December 31,
	2024	2023	2022
ARR - current definition (in millions)	$820	$723	$652
ARR - prior definition (in millions)	$838	$730	$659
Net Dollar Retention Rate
Our ability to maintain long-term revenue growth and achieve profitability is dependent on our ability to retain and grow revenue from our existing customers. We have a history of retaining customers for multiple years and in many cases increasing their spend with us over time. To help us measure our performance in this area, we monitor our net dollar retention rate. We calculate net dollar retention rate monthly by starting with the revenue from all customers, including Testers, Learners, Builders, Scalers and Scalers+ for our IaaS and PaaS/SaaS offerings during the corresponding month 12 months prior, or the Prior Period Revenue. We then calculate the revenue from these same customers as of the current month, or the Current Period Revenue, including any expansion and net of any contraction or attrition from these customers over the last 12 months. The calculation also includes revenue from customers that generated revenue before, but not in, the corresponding month 12 months prior, but subsequently generated revenue in the current month and are therefore reflected in the Current Period Revenue. We include this group of re-engaged customers in this calculation because some of our customers use our platform for projects that stop and start over time. We then divide the total Current Period Revenue by the total Prior Period Revenue to arrive at the net dollar retention rate for the relevant month. For a quarterly or annual period, the net dollar retention rate is determined as the average monthly net dollar retention rates over such three or 12-month period.
Components of Results of Operations
Revenue
We offer mission-critical solutions across Infrastructure-as-a-Service (IaaS), including our Droplet virtual machines, storage and networking offerings; Platform-as-a-Service (PaaS) and Software-as-a-Service (SaaS), including our Managed Hosting, Managed Database, Managed Kubernetes and Marketplace offerings; and artificial intelligence and machine learning (AI/ML), including our GPU Droplets, Notebooks and GenAI Platform offerings. We continue to invest in our platform to further penetrate the growing markets in which we operate.
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
Cost of Revenue
Cost of revenue consists primarily of fees related to operating our data center facilities, personnel costs of our employees providing customer support or operating our facilities, and partnership expenses. Cost of revenue includes depreciation of our data center equipment and amortization of acquired technology and capitalized internal-use software development costs. Data center facility fees include data center rental fees, power costs, maintenance fees, network, bandwidth and ancillary equipment. Personnel costs include salaries, bonuses, benefits, and stock-based compensation.

We intend to continue to invest additional resources in our infrastructure to support our product portfolio and the scalability of our customer base. The level, timing and relative investment in our infrastructure could affect our cost of revenue in the future.
Operating Expenses
Research and Development Expenses
Research and development expenses consist primarily of personnel costs including salaries, bonuses, benefits and stock-based compensation. Research and development expenses also include amortization of capitalized internal-use software development costs for research and development activities, which are amortized over three years, professional services, software, as well as costs related to our efforts to add new features to our existing offerings, develop new offerings, and ensure the security, performance, and reliability of our global cloud platform. We expect research and development expenses to increase in absolute dollars as we continue to invest in our platform and product offerings.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of personnel costs of our sales and marketing and customer success employees, including salaries, bonuses, benefits, commissions and stock-based compensation. Sales and marketing expenses also include costs for marketing programs, advertising, amortization of acquired customer relationships and professional services. We expect sales and marketing expenses to increase in absolute dollars as we enhance our product offerings and implement new marketing and sales strategies.
General and Administrative Expenses
General and administrative expenses consist primarily of personnel costs of our human resources, legal, finance and other administrative functions, including salaries, bonuses, benefits, and stock-based compensation. General and administrative expenses also include payment processing fees, provision for expected credit losses, professional services, software, business insurance, depreciation and amortization expenses, rent and facilities costs, acquisition-related compensation, and other administrative costs. General and administrative expenses may increase in absolute dollars as we continue to grow our business.
Restructuring and other charges
Restructuring and other charges consist primarily of personnel costs, such as notice period, employee severance payments and termination benefits, as well as stock-based compensation related to vesting of certain equity awards. The restructuring plan was substantially completed in 2023.
Other Income, net
Other income, net consists primarily of interest income on our money market funds, amortization of deferred financing fees on our convertible notes, and gains or losses on foreign currency exchange.
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

Prior Period Reclassification

As indicated in Note 2 in our consolidated financial statements, beginning in the fourth quarter of 2024, we reclassified personnel costs including salaries, bonuses, benefits, and stock-based compensation related to our customer support employees, and certain other costs from sales and marketing and research and development to cost of revenue in order to better reflect the cost of supporting our growing customer base, and to improve comparability with peers. We have reclassified $8.0 million and $3.4 million from sales and marketing and research and development, respectively, to cost of revenue for the year ended December 31, 2023. We believe this refined methodology better reflects the nature of the costs and financial performance of the Company as it operates.

As a result, the Consolidated Statements of Operations have been recast for prior periods presented to reflect the effects of the changes in cost of revenue, gross profit, sales and marketing, research and development and total operating expenses. There was no change in income from operations, net income attributable to common stockholders or net income per share attributable to common stockholders for the year ended December 31, 2023 as a result of these reclassifications. The Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Stockholders’ Equity, and the Consolidated Statements of Cash Flows were not affected by changes in the presentation of these costs.

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Revenue	$780,615	$692,884	$576,322
Cost of revenue(1)(2)	314,672	295,387	211,927
Gross profit	465,943	397,497	364,395
Operating expenses:
Research and development(1)(2)	142,499	136,917	143,885
Sales and marketing(1)(2)	71,570	65,055	81,022
General and administrative(2)	160,867	162,742	165,185
Restructuring and other charges(2)	—	20,887	—
Total operating expenses	374,936	385,601	390,092

Income (loss) from operations	91,007	11,896	(25,697)
Other income, net	6,692	14,880	1,812
Income (loss) before income taxes	97,699	26,776	(23,885)
Income tax expense	(13,207)	(7,367)	(3,919)
Net income (loss) attributable to common stockholders	$84,492	$19,409	$(27,804)
___________________
(1)Amounts for the year ended December 31, 2023 have been recast to conform with current period presentation. Refer to Note 2. Summary of Significant Accounting Policies, Prior Period Reclassification, in Item 8. in the consolidated financial statements for further details.

(2)Includes stock-based compensation as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Cost of revenue(1)	$5,889	$5,685	$1,820
Research and development(1)	38,285	42,040	39,354
Sales and marketing(1)	10,093	13,177	14,909
General and administrative(2)	36,278	23,508	49,746
Restructuring and other charges	—	3,937	—
Total	$90,545	$88,347	$105,829
___________________
(1)Amounts for the year ended December 31, 2023 have been recast to conform with current period presentation. Refer to Note 2. Summary of Significant Accounting Policies, Prior Period Reclassification, in Item 8. in the consolidated financial statements for further details.
(2)Amount includes $31.3 million of recognized stock-based compensation related to our former CEO’s MRSUs that was estimated to be forfeited and therefore reversed for the year ended December 31, 2023.
The following table sets forth our results of operations as a percentage of revenue for the periods presented:

	Year Ended December 31,
	2024	2023	2022
Revenue	100%	100%	100%
Cost of revenue(1)	40	43	37
Gross profit	60	57	63
Operating expenses:
Research and development(1)	18	20	25
Sales and marketing(1)	9	9	14
General and administrative	21	23	29
Restructuring and other charges	—	3	—
Total operating expenses(2)	48	56	68

Income (loss) from operations(2)	12	2	(4)
Other income, net	1	2	—
Income (loss) before income taxes(2)	13	4	(4)
Income tax expense	(2)	(1)	(1)
Net income (loss) attributable to common stockholders(2)	11%	3%	(5)%
___________________
(1)Amounts for the year ended December 31, 2023 have been recast to conform with current period presentation. Refer to Note 2. Summary of Significant Accounting Policies, Prior Period Reclassification, in Item 8. in the consolidated financial statements for further details.
(2)May not foot due to rounding.
A discussion regarding our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 can be found under Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 21, 2024, which is available on the SEC’s website at www.sec.gov.

Comparison of the Years Ended December 31, 2024 and 2023
Revenue

	Year Ended December 31,
	2024	2023	$ Change	% Change

	(in thousands)
Revenue	$780,615	$692,884	$87,731	13%
Revenue increased $87.7 million, or 13%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase in revenue was primarily driven by a 11% increase in ARPU to $100.71 from $90.99; and a 15% increase in revenue from Higher Spend Customers. The increase in ARPU was primarily driven by continued adoption of our products by our existing customers leading to higher average usage of our platform.
Cost of Revenue

	Year Ended December 31,
	2024	2023	$ Change	% Change

	(in thousands)
Cost of revenue	$314,672	$295,387	$19,285	7%
Cost of revenue increased $19.3 million, or 7%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The change is primarily due to increases of $11.6 million in depreciation and amortization due to our continued investment in AI/ML offerings and infrastructure, as well as acquired finance leases and acquired developed technology, $6.5 million in fixed and variable operating leases relating to co-location facilities, $3.4 million in third-party license fees, $2.8 million in costs related to our revenue share programs and $1.8 million in personnel costs, partially offset by decreases of $3.9 million in ancillary equipment and $2.5 million in bandwidth expenses. Gross profit increased to 60% for the year ended December 31, 2024 from 57% for the year ended December 31, 2023, primarily due to decreases in co-location costs, ancillary equipment and bandwidth expenses as a percentage of revenue as a result of our ongoing cost optimization efforts, offset by our continued investment in AI/ML offerings.
Operating Expenses

	Year Ended December 31,
	2024	2023	$ Change	% Change

	(in thousands)
Research and development	$142,499	$136,917	$5,582	4%
Sales and marketing	71,570	65,055	6,515	10%
General and administrative	160,867	162,742	(1,875)	(1%)
Restructuring and other charges	—	20,887	(20,887)	(100%)
Total operating expenses	$374,936	$385,601	$(10,665)	(3%)
Research and development expenses increased $5.6 million, or 4%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The change is primarily due to increases of $2.9 million in professional services costs and $1.5 million in personnel costs, mainly driven by increased headcount, and $1.3 million in other operating costs.
Sales and marketing expenses increased $6.5 million, or 10%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The change is primarily due to increases of $4.3 million in advertising expenses, $1.6 million in professional services costs, $1.5 million in other operating costs and $1.4 million in amortization of acquired intangibles assets, partially offset by a $2.2 million decrease in personnel costs largely due to the reversal of stock-based compensation from forfeited RSUs.
General and administrative expenses decreased $1.9 million, or 1%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The change is primarily due to decreases of $32.7 million in personnel costs, primarily from reduced acquisition-related deferred compensation as well as reversal of stock-based compensation from forfeited RSUs, and $2.6 million in professional services costs, partially offset by increases of $31.3 million reversal of stock-based compensation attributed to our former CEO’s forfeited MRSUs and $1.5 million in payment processing costs due to revenue growth.
There were $20.9 million in Restructuring and other charges during the year ended December 31, 2023 and no such charges during the year ended December 31, 2024. The 2023 charges were primarily due to one-time severance and benefit payments, as well as stock-based compensation, related to vesting of certain equity awards in connection with the restructuring we announced in February 2023, which was substantially completed in 2023.
Other Income, net

	Year Ended December 31,
	2024	2023	$ Change	% Change

	(in thousands)
Other income, net	$6,692	$14,880	$(8,188)	(55%)
Other income, net decreased $8.2 million, or 55%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to decreases of $3.9 million in interest income from marketable securities as they were reallocated at maturity to cash and money market funds in 2024 and $3.9 million in foreign currency fluctuations from our operations.
Income Tax Expense

	Year Ended December 31,
	2024	2023	$ Change	% Change

	(in thousands)
Income expense	$(13,207)	$(7,367)	$(5,840)	79%
Income tax expense increased $5.8 million, or 79%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily as a result of increased revenue, the capitalization of R&D expenses under Section 174, adjustments related to stock-based compensation for tax purposes, and additional reserves for uncertain tax positions recorded in 2024.

Liquidity and Capital Resources
We have funded our operations since inception primarily with cash flow generated by operations, private offerings of our equity and debt securities, borrowings under our existing credit facility and capital expenditure financings. Cash provided from these sources is used primarily for operating expenses, such as personnel and co-location costs, and capital expenditures, including our investments in AI/ML and other core product offerings. From time to time, we may also use excess cash and/or debt for share repurchases and investments in marketable securities and cash equivalents.
We believe our existing cash and cash equivalents, cash flow from operations and availability under our Credit Facility (as defined in Note. 8. Debt in Item 8. in the consolidated financial statements) will be sufficient to support working capital and capital expenditure requirements and our outstanding contractual commitments for at least the next 12 months and in the long term.
We have historically repurchased our common stock pursuant to repurchase programs approved by our Board of Directors. In February 2024, our Board of Directors approved an additional repurchase program of up to an aggregate of $140 million of our common stock through fiscal year 2025. For the year ended December 31, 2024, we repurchased and retired 1,511,909 shares of common stock for an aggregate purchase price of $57.4 million. The program will expire on December 31, 2025.
As of December 31, 2024, we had $88.8 million of estimated undiscounted fixed payment obligations for leases of co-location space at data center facilities that have not yet commenced and were not included on the Consolidated Balance Sheets. These leases are expected to commence between January 2025 and August 2025, and have a weighted average lease term of 6.2 years.
As of December 31, 2024, we had $428.4 million in cash and cash equivalents. Our cash and cash equivalents primarily consist of cash and money market funds.

We may from time to time seek to retire or purchase our outstanding equity or debt, including the repurchase of our common stock or the Convertible Notes (as defined in Note. 8. Debt in Item 8. in the consolidated financial statements), through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. Further, any such purchases or exchanges may result in us acquiring and retiring a substantial amount of such indebtedness, which could impact the trading liquidity of such indebtedness.
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Net cash provided by operating activities	$282,725	$234,942	$195,152
Net cash (used in) provided by investing activities	(94,805)	401,152	(1,148,158)
Net cash used in financing activities	(76,446)	(468,903)	(610,363)
Increase (decrease) in cash, cash equivalents and restricted cash	111,210	167,176	(1,563,618)
Operating Activities
Our largest source of operating cash is cash collections from sales to our customers. Our primary uses of cash from operating activities are for personnel costs, co-location costs, payment processing fees, bandwidth and connectivity, server maintenance, software licensing fees, and taxes.
Net cash provided by operating activities was $282.7 million, $234.9 million and $195.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. The increase was primarily driven by an increase in cash collections from higher revenues. These increases were partially offset by payments for leases, acquisition-related compensation, cash bonuses and taxes.
Investing Activities
Net cash used in investing activities was $94.8 million for the year ended December 31, 2024 compared to $401.2 million provided by investing activities for the year ended December 31, 2023. The increase in cash used in investing activities was primarily driven by a $535.6 million reallocation of our marketable securities portfolio to cash equivalents and an increase of $61.7 million in cash payments for capital expenditures, partially offset by $99.0 million decline in cash paid for acquisition of businesses, net of cash acquired, and a $2.5 million decrease in cash activity for asset acquisitions.
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
Financing Activities
Net cash used in financing activities of $76.4 million and $468.9 million for the years ended December 31, 2024 and 2023, respectively, was primarily due to the repurchase and retirement of our common stock for $59.8 million and $488.5 million, respectively.
Net cash used in financing activities of $468.9 million and $610.4 million for the years ended December 31, 2023 and 2022, respectively, was primarily due to the repurchase and retirement of our common stock for $488.5 million and $600.0 million, respectively.
Contractual Obligations and Commitments
We have various contractual obligations and commitments, such as long-term leases, purchase commitments and long-term debt, that are disclosed in the footnotes to the consolidated financial statements. See Note 8. Debt; Note 9. Leases; and Note 10. Commitments and Contingencies to our consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further information regarding these commitments.

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
Revenue Recognition
We recognize revenue in accordance with FASB Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606).
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
5. Recognize revenue when or as we satisfy a performance obligation
We offer mission-critical solutions across Infrastructure-as-a-Service (IaaS), including our Droplet virtual machines, storage and networking offerings; Platform-as-a-Service (PaaS) and Software-as-a-Service (SaaS), including our Managed Hosting, Managed Database, Managed Kubernetes and Marketplace offerings; and artificial intelligence and machine learning (AI/ML), including our GPU Droplets, Notebooks and GenAI Platform offerings. We recognize revenue largely based on the customer utilization of these resources. Fees are billed monthly, and payment is typically due upon invoicing. Revenue is recognized net of allowances for credits and any taxes collected from customers, which are subsequently remitted to governmental authorities.
Our global cloud platform is supported by various third parties. We considered the principal versus agent guidance in ASC 606 and concluded that we are the principal for all services provided to our customers.
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
Business Combinations
We apply the provisions of ASC 805, Business Combinations (ASC 805), in accounting for our acquisitions. ASC 805 requires that we evaluate whether a transaction pertains to an acquisition of assets or to an acquisition of a business. A business is defined as an integrated set of assets and activities that is capable of being conducted and managed for the purpose of providing a return to investors. Asset acquisitions are accounted for by allocating the cost of the acquisition to the individual assets and liabilities assumed on a relative fair value basis; whereas the acquisition of a business requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at the acquisition date fair values. Goodwill as of the acquisition date represents the excess purchase price over the fair value of identifiable net assets acquired in a business combination. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as any contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the business acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of a business acquisition’s measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.
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
Recently Adopted Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for information about recent accounting pronouncements.
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
Adjusted EBITDA and Adjusted EBITDA Margin

We define adjusted EBITDA as net income attributable to common stockholders, adjusted to exclude depreciation and amortization, stock-based compensation, interest expense, acquisition related compensation, acquisition and integration related costs, income tax expense, loss on extinguishment of debt, restructuring and other charges, restructuring related charges, impairment of certain long-lived assets, and interest income and other income, net. We define adjusted EBITDA margin as adjusted EBITDA as a percentage of revenue. We believe that adjusted EBITDA, when taken together with our GAAP financial results, provides meaningful supplemental information regarding our operating performance and facilitates internal comparisons of our historical operating performance on a more consistent basis by excluding certain items that may not be indicative of our business, results of operations or outlook. In particular, we believe that the use of adjusted EBITDA is helpful to our investors as it is a measure used by management in assessing the health of our business, evaluating our operating performance, and for internal planning and forecasting purposes.
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
The following table presents a reconciliation of Net income attributable to common stockholders, the most directly comparable financial measure stated in accordance with GAAP, to adjusted EBITDA for each of the periods presented:

	Year Ended December 31,
(In thousands)	2024	2023	2022
GAAP Net income (loss) attributable to common stockholders	$84,492	$19,409	$(27,804)

Adjustments:
Depreciation and amortization	130,052	117,866	102,232
Stock-based compensation(1)	90,398	115,019	105,829
Interest expense	9,113	8,945	8,396
Acquisition related compensation	12,661	27,763	9,443
Acquisition and integration related costs	—	6,145	5,439
Income tax expense	13,207	7,367	3,919
Loss on extinguishment of debt	—	—	407
Restructuring and other charges(1)	—	20,887	—
Restructuring related charges(1)(2)	4,025	(23,535)	—
Impairment of certain long-lived assets	356	1,140	1,635
Interest income and other income, net(3)	(15,805)	(23,825)	(10,615)
Adjusted EBITDA	$328,499	$277,181	$198,881
As a percentage of revenue:
Net income margin	11%	3%	(5)%
Adjusted EBITDA margin	42%	40%	35%
___________________
(1)For the year ended December 31, 2024, non-GAAP stock-based compensation excludes $0.1 million as it is presented in Restructuring related charges. For the year ended December 31, 2023, non-GAAP stock-based compensation excludes the $31.3 million reversal related to the former CEO’s forfeited MRSU award that is reported in Restructuring related charges, as well as $3.9 million that is reported in Restructuring and other charges, in the table above.
(2)For the year ended December 31, 2024, primarily consists of executive reorganization charges. For the year ended December 31, 2023, primarily consists of the $31.3 million reversal of stock-based compensation related to the former CEO’s forfeited MRSU award, partially offset by salary continuation charges, executive reorganization charges including severance, CEO search firm fees, and other legal and professional service costs.

(3)For the years ended December 31, 2024 and 2023, primarily consists of interest and accretion income from our cash and cash equivalents and marketable securities.
Non-GAAP Net Income and Non-GAAP Diluted Net Income Per Share
We define non-GAAP net income as net income attributable to common stockholders, excluding stock-based compensation, acquisition related compensation, amortization of acquired intangibles, acquisition and integration related costs, loss on extinguishment of debt, restructuring and other charges, restructuring related charges, impairment of certain long-lived assets, and other unusual or non-recurring transactions as they occur. We define non-GAAP diluted net income per share as non-GAAP net income divided by the weighted-average diluted shares outstanding, which includes the potentially dilutive effect of our stock options, RSUs, PRSUs, and Convertible Notes.
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
The following table presents a reconciliation of Net income (loss) attributable to common stockholders, the most directly comparable financial measure stated in accordance with GAAP, to Non-GAAP Net income for each of the periods presented:

	Year Ended December 31,
(In thousands, except per share amounts)	2024	2023	2022
GAAP Net income (loss) attributable to common stockholders	$84,492	$19,409	$(27,804)
Stock-based compensation(1)	90,398	115,019	105,829
Acquisition related compensation	12,661	27,763	9,443
Amortization of acquired intangible assets	22,426	18,967	6,301
Acquisition and integration related costs	—	6,145	5,439
Loss on extinguishment of debt	—	—	407
Restructuring and other charges(1)	—	20,887	—
Restructuring related charges(1)(2)	4,025	(23,535)	—
Impairment of certain long-lived assets	356	1,140	1,635
Non-GAAP income tax adjustment(3)	(23,202)	(25,469)	(34)
Non-GAAP Net income	$191,156	$160,326	$101,216

Non-cash charges related to convertible notes(4)	$6,357	$6,249	$5,910
Non-GAAP Net income used to compute net income per share, diluted	$197,513	$166,575	$107,126

GAAP Net income (loss) per share attributable to common stockholders, diluted	$0.89	$0.20	$(0.28)
Stock-based compensation(1)	0.88	1.10	0.91
Acquisition related compensation	0.12	0.26	0.09
Amortization of acquired intangible assets	0.22	0.18	0.06
Acquisition and integration related costs	—	0.06	0.06
Restructuring and other charges(1)	—	0.20	—
Restructuring related charges(1)(2)	0.04	(0.23)	—
Impairment of certain long-lived assets	—	0.01	0.01
Non-cash charges related to convertible notes(4)	0.06	0.06	0.06
Non-GAAP income tax adjustment(3)	(0.30)	(0.25)	—
Non-GAAP Net income per share, diluted*	$1.92	$1.59	$0.91

GAAP Weighted-average shares used to compute net income per share, diluted	94,503	96,415	100,806
Weighted-average dilutive effect of potentially dilutive securities	8,403	8,403	17,372
Non-GAAP Weighted-average shares used to compute net income per share, diluted	102,906	104,818	118,178
*may not foot due to rounding
______________
(1)For the year ended December 31, 2024, non-GAAP stock-based compensation excludes $0.1 million as it is presented in Restructuring related charges. For the year ended December 31, 2023, non-GAAP stock-based compensation excludes the $31.3 million reversal related to the former CEO’s forfeited MRSU award that is reported in Restructuring related charges, as well as $3.9 million that is reported in Restructuring and other charges, in the table above.
(2)For the year ended December 31, 2024, primarily consists of executive reorganization charges. For the year ended December 31, 2023, primarily consists of the $31.3 million reversal of stock-based compensation related to the former CEO’s forfeited MRSU award, partially offset by salary continuation charges, executive reorganization charges including severance, CEO search firm fees, and other legal and professional service costs.

(3) For the years ended December 31, 2024 and 2023, we used a tax rate of 16% and 17%, respectively, which we believe is a reasonable estimate of our long-term effective tax rate applicable to non-GAAP pre-tax income for 2024 and 2023, respectively.
(4) Consists of non-cash interest expense for amortization of deferred financing fees related to the Convertible Notes.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
At December 31, 2024, we had cash, cash equivalents and marketable securities of $428 million, which were held for working capital purposes. Our cash equivalents consist of highly liquid investments in money market funds. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of December 31, 2024, the effect of a hypothetical 10% change in interest rates would have changed the fair value of our investments in cash equivalents and marketable securities by an immaterial amount. Fluctuations in the fair value of our investments in marketable securities caused by a change in interest rates (gains or losses on the carrying amount) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.
Convertible Notes
In November 2021, we issued our Convertible Notes with an aggregate principal amount of $1.5 billion.
The Convertible Notes have a fixed annual interest rate of 0.0%, and accordingly, we do not have economic interest rate exposure on the Convertible Notes. However, the fair value of the Convertible Notes is exposed to interest rate risk. Generally, the fair value of the Convertible Notes will increase as interest rates fall and decrease as interest rates rise. We carry the Convertible Notes at face value less unamortized discount and issuance costs on our balance sheet, and we present the fair value for required disclosure purposes only. In addition, the fair value of the Convertible Notes also fluctuates when the market price of our common stock fluctuates. The fair value was determined based on the quoted bid price of the Convertible Notes in an over-the-counter market on the last trading day of the reporting period. For further information refer to Note 6. Fair Value Measurements, Financial Instruments Not Recorded at Fair Value on a Recurring Basis and Note 8. Debt, to the consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Foreign Currency Exchange Risk
Our sales are primarily denominated in U.S. dollars, and therefore our revenue is generally not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in Australia, Canada, Germany, India, the Netherlands, Pakistan, United Kingdom and the United States. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have a material effect on our operating results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
DIGITALOCEAN HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of DigitalOcean Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of DigitalOcean Holdings, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ (deficit) equity and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
Income Taxes
As described in Notes 2 and 14 to the consolidated financial statements, the Company’s income tax expense was $13.2 million for the year ended December 31, 2024 and the Company’s net deferred tax liability balance was $3.9 million as of December 31, 2024. The Company accounts for income taxes pursuant to the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax assets and liabilities are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income.
The principal consideration for our determination that performing procedures relating to income taxes is a critical audit matter is a high degree of auditor effort in performing procedures related to income taxes. As disclosed by management, a material weakness existed during the year related to this matter.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to income taxes. These procedures also included, among others (i) evaluating and determining the nature and extent of audit procedures performed and evidence obtained that are responsive to the material weakness that existed during the year ended December 31, 2024; (ii) testing the provision for income taxes, including the effective tax rate reconciliation and permanent and temporary differences; (iii) testing the completeness and accuracy of underlying data used in measuring and recognizing deferred tax assets and liabilities; and (iv) evaluating management’s assessment of the realizability of deferred tax assets on a jurisdictional basis.

/s/ PricewaterhouseCoopers LLP
Denver, Colorado
February 25, 2025
We have served as the Company’s auditor since 2023.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of DigitalOcean Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of operations, comprehensive income (loss), stockholders’ (deficit) equity and cash flows of DigitalOcean Holdings, Inc. (the Company) for the year ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor from 2015 to 2023.
New York, New York
February 22, 2023, except for the effects of the revision discussed in Note 2 (not presented herein) to the consolidated financial statements appearing under Item 8 of the Company’s 2022 Annual Report (Form 10-K/A) and Note 14, as to which the date is August 11, 2023.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIGITALOCEAN HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$428,446	$317,236
Marketable securities	—	94,532
Accounts receivable, less allowance for credit losses of $5,940 and $5,848, respectively	72,486	62,186
Prepaid expenses and other current assets	40,786	29,040
Total current assets	541,718	502,994

Property and equipment, net	432,544	305,444
Restricted cash	1,747	1,747
Goodwill	348,674	348,322
Intangible assets, net	117,718	140,151
Operating lease right-of-use assets, net	187,877	155,201
Deferred tax assets	200	1,994
Other assets	8,537	5,114
Total assets	$1,639,015	$1,460,967

Current liabilities:
Accounts payable	$54,565	$3,957
Accrued other expenses	38,156	31,046
Deferred revenue	5,397	5,340
Operating lease liabilities, current	75,785	81,320
Other current liabilities	47,052	70,982
Total current liabilities	220,955	192,645

Deferred tax liabilities	4,123	3,533
Long-term debt	1,485,366	1,477,798
Operating lease liabilities, non-current	130,431	91,161
Other long-term liabilities	1,095	9,528
Total liabilities	1,841,970	1,774,665
Commitments and Contingencies (Note 10)

Preferred stock ($0.000025 par value per share; 10,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2024 and 2023)	—	—
Common stock ($0.000025 par value per share; 750,000,000 shares authorized; 92,234,517 and 90,243,442 issued and outstanding as of December 31, 2024 and 2023, respectively)	2	2
Additional paid-in capital	57,282	30,989
Accumulated other comprehensive loss	(1,497)	(452)
Accumulated deficit	(258,742)	(344,237)
Total stockholders’ deficit	(202,955)	(313,698)

Total liabilities and stockholders’ deficit	$1,639,015	$1,460,967
See accompanying notes to consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue	$780,615	$692,884	$576,322
Cost of revenue	314,672	295,387	211,927
Gross profit	465,943	397,497	364,395
Operating expenses:
Research and development	142,499	136,917	143,885
Sales and marketing	71,570	65,055	81,022
General and administrative	160,867	162,742	165,185
Restructuring and other charges	—	20,887	—
Total operating expenses	374,936	385,601	390,092

Income (loss) from operations	91,007	11,896	(25,697)

Other income (expense):
Interest expense	(9,113)	(8,945)	(8,396)
Loss on extinguishment of debt	—	—	(407)
Interest income and other income, net	15,805	23,825	10,615
Other income, net	6,692	14,880	1,812

Income (loss) before income taxes	97,699	26,776	(23,885)
Income tax expense	(13,207)	(7,367)	(3,919)
Net income (loss) attributable to common stockholders	$84,492	$19,409	$(27,804)
Net income (loss) per share attributable to common stockholders
Basic	$0.92	$0.22	$(0.28)
Diluted	$0.89	$0.20	$(0.28)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders
Basic	91,634	90,141	100,806
Diluted	94,503	96,415	100,806
See accompanying notes to consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss) attributable to common stockholders	$84,492	$19,409	$(27,804)
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of taxes	(1,057)	345	(411)
Unrealized gain (loss) on marketable securities, net of taxes	12	1,251	(1,263)
Other comprehensive (loss) income	(1,045)	1,596	(1,674)
Comprehensive income (loss)	$83,447	$21,005	$(29,478)
See accompanying notes to consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(in thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	109,175,863	$2	(1,968,228)	$(4,598)	$769,705	$(374)	$(186,538)	$578,197
Issuance of common stock under equity incentive plan, net of taxes withheld	2,894,748	—	—	—	(16,626)	—	—	(16,626)
Issuance of common stock under employee stock purchase plan, net of taxes withheld	256,718	—	—	—	7,925	—	—	7,925
Repurchase and retirement of common stock	(13,626,594)	—	—	—	(600,000)	—	—	(600,000)
Retirement of treasury stock	(1,968,228)	—	1,968,228	4,598	(4,598)	—	—	—
Stock-based compensation	—	—	—	—	107,551	—	—	107,551
Other comprehensive loss	—	—	—	—	—	(1,674)	—	(1,674)
Net loss attributable to common stockholders	—	—	—	—	—	—	(27,804)	(27,804)
Balance at December 31, 2022	96,732,507	2	—	—	263,957	(2,048)	(214,342)	47,569
Issuance of common stock under equity incentive plan, net of taxes withheld	7,785,464	—	—	—	16,307	—	—	16,307
Issuance of common stock under employee stock purchase plan, net of taxes withheld	212,980	—	—	—	4,977	—	—	4,977
Repurchase and retirement of common stock including related costs	(14,487,509)	—	—	—	(344,035)	—	(149,304)	(493,339)
Stock-based compensation	—	—	—	—	89,783	—	—	89,783
Other comprehensive income	—	—	—	—	—	1,596	—	1,596
Net income attributable to common stockholders	—	—	—	—	—	—	19,409	19,409
Balance at December 31, 2023	90,243,442	2	—	—	30,989	(452)	(344,237)	(313,698)
Issuance of common stock under equity incentive plan, net of taxes withheld	3,332,573	—	—	—	(15,249)	—	—	(15,249)
Issuance of common stock under employee stock purchase plan, net of taxes withheld	170,411	—	—	—	4,095	—	—	4,095
Repurchase and retirement of common stock including related costs	(1,511,909)	—	—	—	(55,904)	—	1,003	(54,901)
Stock-based compensation	—	—	—	—	93,351	—	—	93,351
Other comprehensive loss	—	—	—	—	—	(1,045)	—	(1,045)
Net income attributable to common stockholders	—	—	—	—	—	—	84,492	84,492
Balance at December 31, 2024	92,234,517	$2	—	$—	$57,282	$(1,497)	$(258,742)	$(202,955)
See accompanying notes to consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net income (loss) attributable to common stockholders	$84,492	$19,409	$(27,804)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	130,052	117,866	102,232
Stock-based compensation	90,545	88,347	105,829
Provision for expected credit losses	16,446	15,357	16,551
Operating lease right-of-use assets and liabilities, net	324	5,709	11,417
Loss on extinguishment of debt	—	—	407
Net accretion of discounts and amortization of premiums on investments	2,569	1,866	(6,135)
Non-cash interest expense	7,987	7,949	7,880
Impairment of certain long-lived assets	356	1,140	1,635
Deferred income taxes	2,337	(67)	(1,835)
Release of VAT reserve	—	(819)	—
Other	4,921	627	166
Changes in operating assets and liabilities:
Accounts receivable	(26,746)	(22,668)	(26,645)
Prepaid expenses and other current assets	(12,099)	(9,593)	(1,424)
Accounts payable and accrued expenses	7,423	(11,077)	5,500
Deferred revenue	57	(315)	(290)
Other assets and liabilities	(25,939)	21,211	7,668
Net cash provided by operating activities	282,725	234,942	195,152

Investing activities
Capital expenditures - property and equipment	(178,167)	(119,299)	(106,389)
Capital expenditures - internal-use software development	(8,356)	(5,514)	(8,913)
Purchase of intangible assets	—	—	(4,915)
Cash paid for acquisition of businesses, net of cash acquired	—	(99,023)	(305,170)
Cash paid for asset acquisitions	—	(2,500)	(5,400)
Purchase of marketable securities	—	(352,313)	(1,695,165)
Sales of marketable securities	—	—	19,992
Maturities of marketable securities	91,675	979,565	956,847
Purchased interest on marketable securities	—	(151)	(1,575)
Proceeds from interest on marketable securities	—	151	1,549
Proceeds from sale of equipment	43	236	981
Net cash (used in) provided by investing activities	(94,805)	401,152	(1,148,158)

Financing activities
Payment of debt issuance costs	—	—	(1,520)
Proceeds related to the issuance of common stock under equity incentive plan	13,069	38,410	11,509
Proceeds from the issuance of common stock under employee stock purchase plan	4,095	4,977	7,926
Principal repayments of finance leases	(5,475)	(2,260)	—
Employee payroll taxes paid related to net settlement of equity awards	(28,347)	(21,575)	(28,278)
Repurchase and retirement of common stock including related costs	(59,788)	(488,455)	(600,000)
See accompanying notes to consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net cash used in financing activities	(76,446)	(468,903)	(610,363)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(264)	(15)	(249)
Increase (decrease) in cash, cash equivalents and restricted cash	111,210	167,176	(1,563,618)
Cash, cash equivalents and restricted cash - beginning of period	318,983	151,807	1,715,425
Cash, cash equivalents and restricted cash - end of period	$430,193	$318,983	$151,807
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,048	$916	$475
Cash paid for taxes, net of refunds	19,667	2,723	4,567
Operating cash flows paid for operating leases	83,070	74,248	49,870
Non-cash investing and financing activities:
Capitalized stock-based compensation	$2,807	$1,440	$1,722
Property and equipment received but not yet paid, included in Accounts payable and Accrued other expenses	55,260	4,826	15,689
Operating right-of-use assets obtained in exchange for operating lease liabilities	113,230	73,440	204,105
Finance right-of-use assets obtained in exchange for finance lease liabilities	324	11,938	—
See accompanying notes to consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Note 1. Nature of the Business and Organization
DigitalOcean Holdings, Inc. and its subsidiaries (collectively, the Company, we, our, us) is a leading cloud computing platform, offering simple, scalable and approachable on-demand infrastructure and platform services for developers at growing technology companies. The Company’s platform simplifies cloud computing, enabling its customers to rapidly accelerate innovation and productivity. The Company offers mission-critical solutions across Infrastructure-as-a-Service (IaaS), including Droplet virtual machines, storage and networking offerings; Platform-as-a-Service (PaaS) and Software-as-a-Service (SaaS), including Managed Hosting, Managed Database, Managed Kubernetes and Marketplace offerings; and artificial intelligence and machine learning (AI/ML), including our GPU Droplets, Notebooks and GenAI Platform offerings. The Company continues to invest in its platform to further penetrate the growing markets in which it operates.
The Company has adopted a holding company structure and the primary operations are performed globally through its wholly owned operating subsidiaries.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and include accounts of the Company and all wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Prior Period Reclassification

Beginning in the fourth quarter of 2024, the Company reclassified personnel costs including salaries, bonuses, benefits, and stock-based compensation related to customer support employees, and certain other costs from sales and marketing and research and development to cost of revenue in order to better reflect the cost of supporting its growing customer base, and to improve comparability with peers. The Company has reclassified $7,972 and $3,448 from sales and marketing and research and development, respectively, to cost of revenue for the year ended December 31, 2023.We believe this refined methodology better reflects the nature of the costs and financial performance of the Company as it operates.

As a result, the Consolidated Statements of Operations have been recast for prior periods presented to reflect the effects of the changes in cost of revenue, gross profit, sales and marketing, research and development and total operating expenses. There was no change in income from operations, net income attributable to common stockholders or net income per share attributable to common stockholders for the year ended December 31, 2023 as a result of these reclassifications. The Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Stockholders’ Equity, and the Consolidated Statements of Cash Flows were not affected by changes in the presentation of these costs.

Use of Estimates
The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make, on an ongoing basis, estimates, judgments and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Such estimates include, but are not limited to, those related to revenue recognition, accounts receivable and related reserves, useful lives and realizability of long-lived assets, capitalized internal-use software development costs, accounting for stock-based compensation including estimation of the probability of performance vesting conditions, the incremental borrowing rate used to determine lease liabilities, valuation allowances against deferred tax assets, fair value of financial instruments, and the fair value and useful lives of tangible and intangible assets acquired and liabilities assumed resulting from business combinations. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Estimates are periodically reviewed to consider changes in circumstances, facts and experience.
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments in money market funds. As of the year ended December 31, 2023, cash and cash equivalents also consisted of commercial paper and certificates of deposit. Cash equivalents have original maturities from the date of purchase of three months or less. The carrying amounts of cash and cash equivalents approximate fair value because of the short-term maturity and highly liquid nature of these instruments.
Marketable Securities
The Company does not hold marketable securities as of December 31, 2024, as they were reallocated to cash and cash equivalents during the three months ended March 31, 2024. As of December 31, 2023, the Company’s marketable securities consisted of commercial paper, U.S. treasury securities and commercial debt securities. The Company determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company classifies and accounts for its marketable securities as available-for-sale securities as the Company may sell these securities at any time for use in its current operations or for other purposes, even prior to maturity. As a result, the Company classifies its marketable securities within Current assets on the Consolidated Balance Sheets.
Available-for-sale securities are recorded at fair value each reporting period. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security as an adjustment to yield using the effective interest method. Interest income is recognized when earned. Unrealized gains and losses on these marketable securities are presented net of tax and reported as a separate component of Accumulated other comprehensive loss until realized. Realized gains and losses are determined based on the specific identification method and are reported in interest income and other income, net in the Consolidated Statements of Operations.
The Company periodically evaluates its marketable securities to assess whether an investment’s fair value is less than its amortized cost basis and if the decline in the fair value is attributable to a credit loss. Declines in fair value judged to be related to credit loss are reported in interest income and other income, net in the Consolidated Statements of Operations.
Foreign Currency
The reporting currency of the Company is the United States dollar (USD). The functional currency of the Company is USD, and the functional currency of the Company’s subsidiaries is primarily the local currency of the jurisdiction in which the foreign subsidiary is located. The assets and liabilities of the Company’s subsidiaries are translated to USD at exchange rates in effect at the balance sheet date. All income statement accounts are translated at monthly average exchange rates. Resulting foreign currency translation adjustments are recorded directly in Accumulated other comprehensive loss.
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in interest income and other income, net on the Consolidated Statements of Operations when realized.
Restricted Cash
The following table reconciles cash, cash equivalents and restricted cash per the Consolidated Statements of Cash Flows:

	December 31,
	2024	2023
Cash and cash equivalents	$428,446	$317,236
Restricted cash(1)	1,747	1,747
Total cash, cash equivalents and restricted cash	$430,193	$318,983
___________________
(1)Includes deposits in financial institutions related to a letter of credit used to secure a lease agreement.
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
The following table presents the changes in our allowance for expected credit losses for the period presented:

	December 31,
	2024	2023
Beginning balance	$5,848	$6,099
Provision for expected credit losses	16,446	15,357
Write-offs and other	(16,354)	(15,608)
Ending balance	$5,940	$5,848
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
The Company periodically reviews the estimated useful lives of property and equipment. In the fourth quarter of 2024, the Company completed a useful life study for its servers and related equipment and increased the useful life from five years to six years, effective October 1, 2024. These changes decreased depreciation expense, increased income from continuing operations and net income by $8,424, and increased basic and diluted net income per share attributable to common stockholders by $0.09 for the year ended December 31, 2024.
The estimated useful lives of property and equipment are as follows:

Property and Equipment Category	Useful Life
Servers and related equipment	6 years
Furniture and fixtures	5 years
Leasehold improvements	Lesser of lease term or remaining useful life
Internal-use software	3 years
Equipment under finance leases	Lesser of lease term or remaining useful life
Leases
The Company leases co-location space at data center facilities and, to a lesser extent, corporate offices, all of which are classified as operating leases. The finance leases are for data center equipment. The Company determines if an arrangement is a lease at contract inception. Operating leases are included in operating lease right-of-use (ROU) assets and current and noncurrent operating lease liabilities on the Company’s Consolidated Balance Sheets. Finance lease ROU assets, net of amortization are included in Property and equipment, net, and finance lease liabilities are included in Other current liabilities and Other long-term liabilities on the Company’s Consolidated Balance Sheets.
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
Lease expenses for lease payments under operating leases are recognized on a straight-line basis over the lease term. The Company’s operating lease costs for co-location data center facilities are included in Cost of revenue in the Consolidated Statements of Operations and the operating lease costs for corporate offices are included in General and administrative expenses in the Consolidated Statements of Operations. Amortization expense of finance lease ROU assets is recognized on a straight-line basis over the lease term of one to five years, and interest expense for finance lease liabilities is recognized under the effective interest rate method based on the incremental borrowing rate. The Company includes the amortization of assets that are recorded under finance leases in depreciation expense included in cost of revenue in the Consolidated Statements of Operations. Interest expense is included in interest expense in the Consolidated Statements of Operations. For leases with a term of 12 months or less (short-term leases), the Company elected to not recognize the ROU asset or lease liability and the lease payments are recognized in the Consolidated Statements of Operations on a straight-line basis over the lease term.
Capitalization of Internal-Use Software Development Costs
Capitalization of costs incurred in connection with software developed for internal-use commences when both the preliminary project stage is completed and management has authorized further funding for the project, based on a determination that it is probable the project will be completed and used to perform the function intended. Capitalized costs include external consulting fees, payroll and payroll-related costs, and stock-based compensation for employees on development teams who are directly associated with, and who devote time to, internal-use software projects during the application development stage. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Costs incurred during the planning, training, and post-implementation stages of the software development lifecycle are expensed as incurred and have been included in research and development expenses in the Consolidated Statements of Operations.
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
The Company decided to cease the use of a portion of its leased New York office space in 2022 and entered into two separate subleases agreements with third party subtenants, in which the sublease income is less than the original lease payments indicating impairment. For the year ended December 31, 2022, a reduction to the carrying value of the ROU asset of $1,472 was recorded representing the carrying value amount in excess of the fair value with a corresponding impairment charge recorded to general and administrative expenses in the Consolidated Statements of Operations.
During the year ended December 31, 2024, the Company recorded impairment loss on property and equipment, net of $815. The Company did not incur impairment losses on its property and equipment, net for the years ended December 31, 2023 and 2022. This impairment loss is generally included in research and development expense in the Consolidated Statements of Operations. During the years ended December 31, 2024, 2023 and 2022, the Company recorded an impairment loss of $356, $1,140 and $163, respectively, related to software that is no longer being used. These impairment losses are included in cost of revenue and research and development expenses in the Consolidated Statements of Operations.

Business Combinations
The Company applies the provisions of ASC 805, Business Combinations (ASC 805), in accounting for acquisitions. ASC 805 requires that the Company evaluates whether a transaction pertains to an acquisition of assets or to an acquisition of a business. A business is defined as an integrated set of assets and activities that is capable of being conducted and managed for the purpose of providing a return to investors. Asset acquisitions are accounted for by allocating the cost of the acquisition to the individual assets and liabilities assumed on a relative fair value basis; whereas the acquisition of a business requires the Company to recognize separately from goodwill the assets acquired and the liabilities assumed at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as any contingent consideration, where applicable, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the business acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of a business acquisition’s measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.
Accounting for business combinations requires the Company to make significant estimates and assumptions, especially at the acquisition date, to determine the fair value of assets acquired and liabilities assumed, including the selection of valuation methodologies, estimates of future revenue and cash flows and discount rates in determining the fair value of intangible assets. Although the Company believes that the assumptions and estimates made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results. The assets purchased and liabilities assumed have been reflected in the Consolidated Balance Sheets, and the results are included in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows from the date of acquisition. Acquisition-related transaction costs, including legal and accounting fees and other external costs directly related to the acquisition, are recognized separately from the acquisition and expensed as incurred in general and administrative in the Consolidated Statements of Operations.
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
Goodwill and Indefinite-Lived Intangible Assets
Goodwill is an asset representing the future economic benefit arising from other assets acquired in a business combination which are not individually identified and separately recognized. The Company does not amortize goodwill. Goodwill has resulted from prior acquisitions, including Cloudways Ltd. (Cloudways) on September 1, 2022 and Paperspace Co. (Paperspace) on July 5, 2023. As discussed in Note 4. goodwill, was $348,674 as of December 31, 2024 and $348,322 as of December 31, 2023, and represents the excess purchase price over the fair value of identifiable net assets acquired in a business combination. As of December 31, 2024, the Company has a single reporting unit.
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
Indefinite-lived intangible assets consist of Internet Protocol (IP) addresses needed for customers to host their server online. The Company evaluates these indefinite-lived intangible assets for impairment on an annual basis as of October 1st of each year and whenever events or changes in circumstances indicate that an impairment may exist.

Intangible assets with indefinite lives were $44,822 and $44,821 as of December 31, 2024 and 2023, respectively, and are included as intangible assets in the Consolidated Balance Sheets.
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
No impairment charges for goodwill and indefinite-lived intangible assets have been recorded during the years ended December 31, 2024, 2023 or 2022.
Definite-Lived Intangible Assets
Intangible assets with definite lives consist of acquired developed technology, trade name, customer relationships, content and brand. Intangible assets with definite lives are stated at cost less accumulated amortization, and are amortized on a basis consistent with the timing and pattern of expected cash flows used to value the intangible asset, generally on a straight-line basis over the useful life of three to ten years. Intangible assets with definite lives were $72,896 and $95,330 as of December 31, 2024 and 2023, respectively, and are included as intangible assets in the Consolidated Balance Sheets.
Revenue Recognition
The Company recognizes revenue in accordance with FASB Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606).
The Company accounts for revenue using the following steps:
1. Identify the contract with a customer
2. Identify the performance obligations in the contract
3. Determine the transaction price
4. Allocate the transaction price to performance obligations in the contract
5. Recognize revenue when or as we satisfy a performance obligation
The Company provides cloud computing services, including IaaS, PaaS/SaaS and AI/ML, to its customers. The Company recognizes revenue largely based on the customer utilization of these resources. Fees are billed monthly, and payment is typically due upon invoicing. Revenue is recognized net of allowances for credits and any taxes collected from customers.
The Company’s customer contracts are typically month-to-month and do not contractually bind customers to a specific usage or term. The Company also has a limited number of commitment contracts that require the customer to spend a minimum amount over the commitment term.
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
Timing of revenue recognition may differ from the timing of invoicing to the Company’s customers and is largely driven by customer usage. The Company records a receivable when revenue is recognized prior to invoicing. Any payments received in advance of billing are a contract liability, which is recorded as Deferred revenue within Total current liabilities on the Consolidated Balance Sheets.

Cost of Revenue
Cost of revenue consists primarily of fees related to operating the Company’s data center facilities, personnel costs of employees providing customer support or operating facilities, and partnership expenses. Cost of revenue includes depreciation of the Company’s data center equipment and amortization of acquired technology and capitalized internal-use software development costs. Data center facility fees include data center rental fees, power costs, maintenance fees, network, bandwidth and ancillary equipment. Personnel costs include salaries, bonuses, benefits, and stock-based compensation.
Research and Development Expenses
Research and development expenses consist primarily of personnel costs including salaries, bonuses, benefits and stock-based compensation. Research and development expenses also include amortization of capitalized internal-use software development costs for research and development activities, which are amortized over three years, professional services, software, as well as costs related to the Company’s efforts to add new features to existing offerings, develop new offerings, and ensure the security, performance, and reliability of the Company’s global cloud platform.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of personnel costs of the Company’s sales and marketing and customer success employees, including salaries, bonuses, benefits, commissions and stock-based compensation. Sales and marketing expenses also include costs for marketing programs, advertising, amortization of acquired customer relationships and professional services.
General and Administrative Expenses
General and administrative expenses consist primarily of personnel costs of the Company’s human resources, legal, finance and other administrative functions, including salaries, bonuses, benefits, and stock-based compensation. General and administrative expenses also include payment processing fees, provision for expected credit losses, professional services, software, business insurance, depreciation and amortization expenses, rent and facilities costs, acquisition-related compensation, and other administrative costs.
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
Advertising and Other Promotional Costs
Advertising and other promotional costs are expensed as incurred and are included in Sales and marketing on the Consolidated Statements of Operations. Non-direct response advertising expenses were $9,958, $7,857 and $19,914 for the years ended December 31, 2024, 2023 and 2022, respectively.
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
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the Tax Act) was signed into law. The Tax Act requires an entity to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to Global Intangible Low Taxed Income (GILTI) as a current period expense when incurred (the period cost method) or (2) factoring such amounts into an entity’s measurement of its deferred taxes (the deferred method). The Company has elected to treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred using the period cost method.

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
The Company’s customer base consists of a significant number of geographically dispersed customers. No customer represented 10% or more of accounts receivable, net as of December 31, 2024 and 2023. Additionally, no customer accounted for 10% or more of total revenue during the years ended December 31, 2024, 2023 and 2022, respectively.
Stock-Based Compensation
Compensation expense related to stock-based transactions, including employee, consultant, and non-employee director stock option awards, is measured based on fair value. Stock-based compensation expense is recognized net of estimated forfeitures in the Consolidated Statements of Operations. Forfeiture rates are based on the forfeiture history by employee type and the Company’s expectations of future forfeiture activity. The Company reviews its forfeiture rate assumptions at least annually.
Stock Options
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
The Company determined the expected term based on the average period the stock options that were expected to remain outstanding, generally calculated as the midpoint of the stock options’ vesting term and contractual expiration period, as the Company did not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.
The Company uses the U.S. Treasury yield for our risk-free interest rate that corresponds with the expected term. The Company utilizes a dividend yield of zero, as the Company does not currently issue dividends, nor does the Company expect to do so in the future.
Stock-based compensation expense for stock options is recognized on a straight-line basis over the requisite service period.
Restricted Stock Units
The Company grants restricted stock units (RSUs) as incentive awards to its employees. RSUs are payable in shares of the Company’s common stock as the periodic vesting requirements are satisfied. The fair value of RSUs is determined based on the closing quoted price of the Company’s common stock on the grant date. Stock-based compensation expense for RSUs is recognized on a straight-line basis over the requisite service period.

Performance-Based Restricted Stock Units
The Company grants performance-based restricted stock units (PRSUs) primarily to members of the executive team and, in limited instances, to other employees in connection with a specific transaction. PRSUs have vesting conditions based on pre-established performance goals of the Company. The fair value of PRSUs is determined based on the closing quoted price of the Company’s common stock on the grant date. Stock-based compensation expense for PRSUs is recognized using the graded-vesting attribution method over the requisite service period.
At the end of each reporting period, the Company adjusts compensation expense for the PRSUs based on its best estimate of attainment of specified performance metrics. The cumulative effect on current and prior periods of a change in the estimated number of PRSUs that are expected to be earned during the performance period is recognized as an adjustment to earnings in the period of the revision.
Market-Based Restricted Stock Units
The Company has granted market-based restricted stock units (MRSUs) to its chief executive officer. MRSUs have vesting conditions based on the satisfaction of certain service conditions and the achievement of certain Company stock price goals during a five-year performance period. The fair value is determined based on the Monte Carlo valuation model, which utilizes multiple input variables to determine the probability of the Company achieving the specified market conditions. This requires the input of assumptions, including the expected stock volatility, the risk-free interest rate, the expected dividend yield and discount for post-vesting restrictions, as applicable. Stock-based compensation expense for MRSUs is recognized over the requisite service period based on the graded-vesting attribution method regardless of whether the market condition is satisfied, provided that the requisite service period has been completed.
Employee Stock Purchase Plan
The Company offers an Employee Stock Purchase Plan (ESPP) that permits eligible employees to purchase shares of the Company’s common stock at a discount. The fair value of awards under the ESPP is calculated at the beginning of each offering period. The Company estimates the fair value of the awards using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the input of subjective assumptions, including price volatility of the underlying stock, risk-free interest rate, dividend yield, and the offering period. This fair value is then amortized on a straight-line basis over the offering period. Stock-based compensation is based on awards expected to be purchased at the beginning of the offering period, and therefore is reduced when participants withdraw during the offering period.
Net Income (Loss) per Share Attributable to Common Stockholders
Basic and diluted net income or loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The Company has 10,000,000 shares of Preferred Stock that were authorized but never issued and outstanding. Holders of common stock are entitled to one vote per share. Under the two-class method, net income (loss) is attributed to common stockholders and participating securities based on their participation rights.
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

Recent Accounting Pronouncements – Adopted
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024, with early application permitted. The Company adopted the standard on a retrospective basis with an effective date for the year ended December 31, 2024. Refer to Note 15. Segment and Geographical Information in the consolidated financial statements for related disclosures.
Recent Accounting Pronouncements – Pending Adoption
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, ASU 2023-09 requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in ASU 2023-09 are required to be adopted for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued. The amendments should be applied on a prospective basis although retrospective application is permitted. The Company is currently evaluating the impact of adoption on its financial disclosures.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03). ASU 2024-03 requires that an entity breaks down expenses into specific categories, such as employee compensation and costs related to depreciation and amortization, as well as a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. Further, ASU 2024-03 requires disclosure of the total amount of selling expense and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in ASU 2024-03 are required to be adopted for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied on a prospective basis for financial statements issued after the adoption date, although retrospective application is permitted. The Company is currently evaluating the impact of adoption on its financial disclosures.
Note 3. Revenue
Revenue Disaggregation
Based on the information provided to and reviewed by the Company’s Chief Executive Officer, its Chief Operating Decision Maker, the Company believes that the nature, amount, timing and uncertainty of its revenue and cash flows and how they are affected by economic factors is most appropriately depicted based on the category of its customers. Customers are classified in the following categories based on the amount of their spend in a given month and individual customers may move between different categories within a reporting period:
•Builders: users that spend more than $50 and less than or equal to $500 in a month.
•Scalers: users that spend more than $500 and less than or equal to $8,333 in a month.
•Scalers+: users that spend more than $8,333 in a month.
•Learners and Testers: users that spend less than or equal to $50 in a month. Learners are users that have been on the Company’s platform for more than three months. Testers are users that have been on the Company’s platform for three months or less.
Revenue by customer category, as determined based on the customers’ spend in a given month, is as follows:

	Year Ended December 31,
	2024		2023		2022
	Amount	Percentage of Revenue(2)	Amount	Percentage of Revenue(2)	Amount	Percentage of Revenue(2)
Builders	$236,384	30%	$219,506	32%	$174,125	30%
Scalers	284,575	36%	253,336	37%	195,673	34%
Scalers+	160,836	21%	122,543	18%	122,191	21%
Learners, Testers and Other (1)	98,820	13%	97,499	13%	84,333	15%
Total	$780,615	100%	$692,884	100%	$576,322	100%
___________________________
(1) Other includes miscellaneous revenue and other reserves adjustments
(2) May not recalculate due to rounding
Geographical Information
Revenue, as determined based on the billing address of the Company’s customers, was as follows:

	Year Ended December 31,
	2024		2023		2022
	Amount	Percentage of Revenue(1)	Amount	Percentage of Revenue(1)	Amount	Percentage of Revenue(1)
North America	$295,403	38%	$256,142	37%	$215,840	38%
Europe	222,004	28%	202,855	29%	173,840	30%
Asia	182,391	23%	162,505	24%	128,391	22%
Rest of the world	80,817	11%	71,382	10%	58,251	10%
Total	$780,615	100%	$692,884	100%	$576,322	100%
___________________________
(1) May not recalculate due to rounding
Revenue derived from customers in the United States was 32%, 30% and 31% of total revenue for the years ended December 31, 2024, 2023 and 2022, respectively.
No country outside of the United States had revenue greater than 10% of total consolidated revenue in any period presented.
Deferred Revenue
Revenue recognized during the years ended December 31, 2024, 2023 and 2022, which was included in the Deferred revenue balances at the beginning of each respective period, was $3,645, $3,674 and $2,894, respectively.
Remaining Performance Obligations
The Company has performance obligations associated with commitments in customer contracts for future services that have not yet been recognized in our consolidated financial statements. As of December 31, 2024, the aggregate transaction price allocated to the remaining performance obligations was $11,595, which is expected to be recognized as revenue over the remaining life of the contracts. The weighted-average remaining life of these contracts is 1.9 years. The Company has applied the optional exemption to exclude contracts with an original expected term of one year or less from this amount.
Note 4. Acquisitions, Goodwill and Intangible Assets
Paperspace Co.
On July 5, 2023 (the Paperspace Acquisition Date), the Company consummated a business combination acquiring 100% of Paperspace for total cash consideration of $100,399. Included in the consideration paid was a contribution of

$11,100 to an escrow account held by a third party on the Paperspace Acquisition Date to support certain post-closing indemnification obligations. During the year ended December 31, 2024, the indemnification period expired and the remaining indemnity escrow fund was distributed to the participating Paperspace stockholders in accordance with the acquisition agreement.
This acquisition was accounted for as a business combination and the results of Paperspace’s operations were included in the accompanying consolidated financial statements since the Paperspace Acquisition Date. The acquisition and integration of Paperspace’s advanced technology into the Company’s platform extends the Company’s offerings, enabling customers to more easily test, develop and deploy AI/ML applications, and augment and enhance existing AI/ML applications.
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
Paperspace’s assets and liabilities were measured at estimated fair values on the Paperspace Acquisition Date and adjusted during the one-year measurement period. Estimates of fair value represent management’s best estimate and require a complex series of judgments about future events and uncertainties. Third-party valuation specialists were engaged to assist management in the valuation of these assets and liabilities.
The goodwill is attributable primarily to the integration of Paperspace’s advanced technology into the Company’s platform which extends the Company’s offerings, resulting in incremental revenue from new and existing customers, and to a lesser extent intangible assets that do not qualify for separate recognition, including the existing workforce acquired through the acquisition. None of the goodwill is expected to be deductible for income tax purposes.
Acquisition and integration related costs consist of miscellaneous professional service fees and expenses for acquisition-related activities. The Company recognized approximately $5,745 of acquisition-related costs that were expensed in the year ended December 31, 2023. These costs are shown primarily as part of General and administrative expenses in the accompanying Consolidated Statements of Operations.
The amount of Paperspace’s revenue and net loss included in the Company’s Consolidated Statements of Operations from the Paperspace Acquisition Date through December 31, 2023, was $6,350 and $18,914, respectively.
Contingent compensation
Contingent compensation costs relate to payments due to certain Paperspace sellers for $10,120, which represents compensation for post-combination services because the payments are generally contingent on continuing employment of the Paperspace founders at each payment date. For the years ended December 31, 2024 and 2023, the Company recorded an acquisition-related compensation expense of $5,985 and $4,135, respectively, included in General and administrative in the accompanying Consolidated Statements of Operations. All contingent compensation costs were paid during the year ended December 31, 2024.
Unaudited Pro Forma Financial Information
The unaudited pro forma information below summarizes the combined results of the Company and Paperspace as if the Company’s acquisition of Paperspace closed on January 1, 2022 but does not necessarily reflect the combined actual results of operations of the Company and Paperspace that would have been achieved, nor are they necessarily indicative of future results of operations. The unaudited pro forma information reflects certain adjustments that were directly attributable to the acquisition of Paperspace, including additional amortization of acquired assets and the timing of nonrecurring acquisition and integration related costs, and other adjustments the Company believes are reasonable for the pro forma presentation. If Paperspace had been acquired on January 1, 2022, and included in the Company’s results in 2022 and 2023, it would not have had a material impact to revenue.

	Year Ended December 31,
	2023	2022
Net loss	$(280)	$(61,802)

Cloudways Ltd.
On September 1, 2022 (Cloudways Acquisition Date), the Company acquired 100% of the outstanding equity interests of Cloudways pursuant to a Share Purchase Agreement, dated as of August 19, 2022. This acquisition has been accounted for as a business combination. The results of Cloudways’ operations have been included in the accompanying consolidated financial statements since the Cloudways Acquisition Date. The acquisition of Cloudways, a leading managed cloud hosting and software-as-a-service provider for growing technology companies, strengthens the Company’s ability to simplify cloud computing by enabling customers to launch a business and scale it effortlessly. Cloudways was a customer of the Company prior to the acquisition, and the Company recognized revenue of approximately $6,000 from Cloudways from January 1, 2022 through the Cloudways Acquisition Date.
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
Contingent compensation
Contingent compensation costs related to payments due to a Cloudways seller for $38,830, of which $16,851 was earned and paid on September 1, 2023, and $14,652 was earned and paid during the year ended December 31, 2024. On October 30, 2024, the Cloudways seller resigned from the Company. In recognition of the Cloudways seller’s service to the Company, the Company made the remaining payment of $7,326 following the resignation date during the quarter ended December 31, 2024.
Unaudited Pro Forma Financial Information
The unaudited pro forma information below summarizes the combined results of the Company and Cloudways as if the Company’s acquisition of Cloudways closed on January 1, 2021 but does not necessarily reflect the combined actual results of operations of the Company and Cloudways that would have been achieved, nor are they necessarily indicative of future results of operations. The unaudited pro forma information reflects certain adjustments that were directly attributable to the acquisition of Cloudways, including additional amortization adjustments for the fair value of the assets acquired and liabilities assumed and other adjustments the Company believes are reasonable for the pro forma presentation. The pro forma net loss for the year ended December 31, 2022 was adjusted to exclude nonrecurring acquisition-related costs of $2,139.

Year Ended December 31,
2022
Revenue	$607,191
Net loss	(20,780)

2023 Asset Acquisition
In January 2023, the Company acquired certain assets of SnapShooter Limited for $2,500, which was accounted for as an asset acquisition as substantially all of the fair value of the assets acquired was concentrated in a developed technology intangible asset and will be amortized over five years.
Additionally, the Company recognized a contingent compensation liability of $1,000 contingent on continuing employment that was earned and paid on January 4, 2024.
Goodwill
Movements in goodwill during the years ended December 31, 2024 and 2023 were as follows:

Balance at January 1, 2023	$315,168
Acquisition of Paperspace	57,840
Measurement period adjustments(1)	(24,686)
Balance at December 31, 2023	348,322
Measurement period adjustments(2)	352
Balance at December 31, 2024	$348,674
___________________
(1)The Company finalized and adjusted the purchase price for the Cloudways acquisition as discussed above.
(2)The Company finalized and adjusted the purchase price of the Paperspace acquisition as discussed above.

Intangible Assets, net
Intangible assets, net consisted of the following amounts:

	December 31,
	2024	2023
Asset Type
IP addresses	$44,822	$44,821
Developed technology	62,323	62,330
Customer relationships	44,270	44,270
Trade name	9,800	9,800
Content	4,400	4,400
Brand	1,000	1,000
Total carrying value	$166,615	$166,621
Accumulated Amortization
Developed technology	$(27,094)	$(14,737)
Customer relationships	(14,286)	(7,203)
Trade name	(2,517)	(1,413)
Content	(4,000)	(2,534)
Brand	(1,000)	(583)
Total accumulated amortization	(48,897)	(26,470)
Total intangible assets, net	$117,718	$140,151
Amortization expense was $22,426, $18,967 and $6,301 for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, the weighted-average remaining amortization period for amortizable intangible assets was five years for developed technology, six years for customer relationships, ten years for trade name, and three years for content. Brand is fully amortized as of December 31, 2024. Amortization expense for the next five years and thereafter, based on valuations and determinations of useful lives, is expected to be as follows:

2025	$20,049
2026	19,657
2027	17,557
2028	9,198
2029	3,902
Thereafter	2,533
Total estimated future intangible amortization expense	$72,896
Note 5. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents, on the Consolidated Balance Sheets as of December 31, 2023. The Company did not hold marketable securities as of December 31, 2024, as they were reallocated at maturity to cash and money market funds during the three months ended March 31, 2024.

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$69,456	$6	$(6)	$69,456
Commercial paper	25,088	—	(12)	25,076
Total Marketable securities	$94,544	$6	$(18)	$94,532
Interest income from investments was $19,875, $23,767 and $11,881 for the years ended December 31, 2024, 2023 and 2022, respectively.

Note 6. Fair Value Measurements
The fair value of our financial assets measured on a recurring basis is as follows:

	December 31, 2024
	Level I	Level II	Total
Cash and cash equivalents:
Cash	$79,378	$—	$79,378
Money market funds	349,068	—	349,068
Total Cash and cash equivalents	$428,446	$—	$428,446

	December 31, 2023
	Level I	Level II	Total
Cash and cash equivalents:
Cash	$54,871	$—	$54,871
Money market funds	262,365	—	262,365
Total Cash and cash equivalents	$317,236	$—	$317,236

Marketable securities:
U.S. treasury securities	$69,456	$—	$69,456
Commercial paper	—	25,076	25,076
Total Marketable securities	$69,456	$25,076	$94,532
The Company classifies its highly liquid money market funds and U.S. treasury securities within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its commercial paper investments within Level 2 because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded. The Company had no Level 3 financial assets as of December 31, 2024 and 2023.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
The Company reports financial instruments at fair value, with the exception of the 0% Convertible Senior Notes due December 1, 2026 (Convertible Notes). Financial instruments that are not recorded at fair value on a recurring basis are measured at fair value on a quarterly basis for disclosure purposes. The carrying values and estimated fair values of financial instruments not recorded at fair value are as follows:

	December 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Notes	$1,485,366	$1,344,375	$1,477,798	$1,235,625
The carrying value of the Convertible Notes as of December 31, 2024 and 2023 was net of unamortized debt issuance costs of $14,634 and $22,202, respectively.
The total fair value of the Convertible Notes was determined based on the closing trading price as of the last day of trading for the period. The Company classifies the fair value to be a Level 2 valuation within the fair value measurement hierarchy due to the limited trading activity.
Note 7. Balance Sheet Details

Property and equipment, net
Property and equipment, net consisted of the following:

	December 31, 2024	December 31, 2023
Servers and related equipment	$833,893	$657,505
Furniture and fixtures	1,558	1,511
Leasehold improvements	6,985	6,820
Internal-use software	94,981	84,279
Equipment under finance leases	12,138	11,938
Property and equipment, gross	$949,555	$762,053

Less: accumulated depreciation	$(439,664)	$(387,083)
Less: accumulated amortization	(77,347)	(69,526)
Property and equipment, net	$432,544	$305,444
Depreciation expense on property and equipment was $99,701, $90,466, and $83,814 for the years ended December 31, 2024, 2023 and 2022, respectively. In the fourth quarter of 2024, the Company completed a useful life study for its servers and related equipment and increased the useful life from five years to six years, effective October 1, 2024. Refer to Note 2. Summary of Significant Accounting Policies, Property and Equipment, for disclosure on the impact on depreciation expense due to the change in useful lives.
The Company capitalized costs related to the development of computer software for internal use of $11,167, $6,958 and $10,636 for the years ended December 31, 2024, 2023 and 2022, respectively, which is included in internal-use software costs within Property and equipment, net. Amortization expense related to internal-use software was $7,925, $8,433 and $12,117 for the years ended December 31, 2024, 2023 and 2022, respectively.

Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following:

	December 31, 2024	December 31, 2023
VAT and sales tax receivable	$18,621	$12,607
Prepaid expenses	17,544	15,065
Other current assets	4,621	1,368
Total prepaid expenses and other current assets	$40,786	$29,040
Accrued Other Expenses
Accrued other expenses consisted of the following:

	December 31, 2024	December 31, 2023
Other accrued expenses	$16,857	$12,119
Accrued bonus	14,599	8,931
Accrued capital expenditures	3,788	3,627
Accrued payroll costs	2,912	6,369
Total accrued other expense	$38,156	$31,046
Other Current Liabilities
Other current liabilities consisted of the following:

	December 31, 2024	December 31, 2023
Sales and other taxes payable	$39,847	$44,887
Finance leases	3,550	5,221
Other current liabilities	3,163	—
Employee contributions under ESPP	492	557
Contingent compensation	—	15,433
Excise taxes related to repurchase of common stock	—	4,884
Total other current liabilities	$47,052	$70,982
Note 8. Debt
Credit Facility
In February and March 2020, the Company entered into and subsequently amended a second amended and restated credit agreement with KeyBank National Association as administrative agent. In November 2021, the Company further amended such credit agreement to revise certain covenants that restricted the incurrence of indebtedness to permit the issuance of the convertible notes discussed below. In March 2022, the Company entered into a third amended and restated credit agreement (the Credit Facility) to, among other modifications,
(i) remove the term loan component of the existing credit facility which had been previously repaid in full;
(ii) increase the maximum borrowing limit of the revolving credit facility from $150,000 to $250,000;
(iii) extend the maturity date;
(iv) replace the existing maximum total net leverage ratio financial covenant with a maximum senior secured net leverage ratio financial covenant;
(v) eliminate the financial covenant requirement of maintaining a minimum debt service coverage ratio;
(vi) reduce the interest rates applicable to any principal amounts outstanding on the revolving credit facility as well as the annual commitment fee for unused amounts on the revolving credit facility; and

(vii) replace the benchmark reference rate for U.S. Dollar loans from LIBOR to the forward-looking term rate based on the secured overnight financing rate plus a customary adjustment (Adjusted Term SOFR).
As of December 31, 2024, the Company had available borrowing capacity of $250,000 on the Credit Facility. The Credit Facility will mature on the earlier of (a) March 29, 2027 and (b) 90 days before the maturity date applicable to any outstanding convertible notes issued by the Company in an aggregate principal amount equal to or greater than $100,000.
The Credit Facility is secured by a first-priority security interest in substantially all of the assets of the Company. The Credit Facility contains certain financial and operational covenants, including a maximum senior secured net leverage ratio financial covenant of 3.50x. As of December 31, 2024, the Company was in compliance with all covenants under the Credit Facility.
The per annum interest rate applicable to any principal amounts outstanding under the Credit Facility for U.S. Dollar loans will be equal to (i) Adjusted Term SOFR plus (ii) an applicable margin varying from 1.25% to 2.00%, subject to a pricing grid based on the senior secured net leverage ratio. The Credit Facility provides for an annual commitment fee varying from 0.20% to 0.30%, also subject to a pricing grid based on the senior secured net leverage ratio, applied to the average daily unused amount of the revolving credit facility. The Company incurred commitment fees on the unused balance of the Credit Facility of $508, $506 and $477 for the years ended December 31, 2024, 2023 and 2022, respectively.
In connection with the Credit Facility, the Company incurred $1,295 of additional debt issuance costs which, together with $662 of the then unamortized financing fees, are amortized over the remaining term of the facility. The Company recognized a loss on extinguishment of debt of $407 for the year ended December 31, 2022. The loss on extinguishment of debt is classified as a non-cash adjustment to reconcile net income to net cash provided by operating activities within the Consolidated Statements of Cash Flows.
Amortization of deferred financing fees was $419, $420 and $398 for the for the years ended December 31, 2024, 2023 and 2022, respectively.
Convertible Notes
In November 2021, the Company issued $1,500,000 aggregate principal amount of Convertible Notes in a private offering, including the exercise in full of the over-allotment option granted to the initial purchasers of $200,000. The Convertible Notes are senior unsecured obligations of the Company and do not bear interest, and the principal amount of the Convertible Notes does not accrete. The Convertible Notes will mature on December 1, 2026 unless earlier converted, redeemed, or repurchased. The net proceeds from this offering were $1,461,795 after deducting underwriting fees, expenses and commissions. Amortization of deferred financing fees for the years ended December 31, 2024, 2023 and 2022 was $7,567, $7,529 and $7,481, respectively.
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
As none of the above circumstances have occurred as of December 31, 2024, the Convertible Notes were not convertible for the fiscal year ended December 31, 2024.

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
Outstanding Borrowings
The $1,500,000 aggregate principal of the Convertible Notes matures on December 1, 2026, and no other payments are required prior to that date.
Note 9. Leases
The Company leases co-location space at data center facilities and, to a lesser extent, corporate offices, all of which are classified as operating leases. The operating leases generally have initial lease terms ranging from three to seven years, which includes any option to renew or terminate the lease when it is reasonably certain that the option will be exercised. As part of the Paperspace acquisition on July 5, 2023, the Company recognized finance leases for data center equipment.
The components of lease expense were as follows:

	December 31,
	2024	2023	2022
Operating lease expense	$89,831	$80,639	$54,440
Variable lease expense	8,653	11,317	6,149
Finance lease expense:
Amortization of finance lease right-of-use assets	5,462	2,656	N/A
Interest on finance lease liabilities	545	410	N/A
Short-term lease expense	37	418	1,799
Total lease expense	$104,528	$95,440	$62,388
Supplemental balance sheet information related to leases were as follows:

	December 31,
	2024	2023
Operating leases:
Operating lease right-of-use assets, net	$187,877	$155,201
Operating lease liabilities, current	75,785	81,320
Operating lease liabilities, non-current	130,431	91,161
Finance leases:
Property and equipment, net	$4,291	$9,282
Other current liabilities	3,550	5,221
Other long-term liabilities	1,098	4,521

Weighted average remaining lease term and discount rate were as follows:

	December 31,
	2024	2023
Operating leases:
Weighted-average remaining lease term (in years)	3.8	2.7
Weighted-average discount rate	6%	8%
Finance leases:
Weighted-average remaining lease term (in years)	1.4	2.0
Weighted-average discount rate	8%	8%
For the years ended December 31, 2024 and 2023, the Company recognized $1,677 in sublease income for operating leases. For the year ended December 31, 2022, the Company recognized $1,202 in sublease income from operating leases. Sublease income is recorded as a reduction to general and administrative expenses in the Consolidated Statements of Operations.
Maturities of lease liabilities as of December 31, 2024 were as follows:

	Operating Leases(1)	Finance Leases
2025	$72,947	$3,773
2026	53,796	849
2027	43,083	254
2028	19,216	48
2029	10,459	—
Thereafter	18,084	—
Total undiscounted lease liabilities	217,585	4,924
Less: Imputed interest	(11,369)	(276)
Total present value of lease liabilities	206,216	4,648
Less: Current portion of lease liabilities	(75,785)	(3,550)
Lease liabilities, non-current	$130,431	$1,098
___________________
(1)Sublease proceeds of $1,051 for the year ending December 31, 2025 are excluded from the above table.
As of December 31, 2024, the Company had $88,795 of estimated undiscounted fixed payment obligations for leases of co-location space at data center facilities that have not yet commenced and were not included in the Consolidated Balance Sheets. These leases are expected to commence between January 2025 and August 2025, and have a weighted average lease term of 6.2 years.
Note 10. Commitments and Contingencies
Purchase Commitments
As of December 31, 2024, the Company had long-term commitments and purchase orders with various software license, bandwidth, network services and third-party license vendors. The total minimum future commitments as of December 31, 2024 were as follows:

2025	$12,233
2026	4,654
2027	1,844
2028	—
2029	—
Thereafter	—
Total purchase commitments	$18,731
Letter of Credit
In conjunction with the execution of an office space operating lease, a letter of credit in the aggregate amount of $1,747 was issued and outstanding as of December 31, 2024 and 2023. No draws have been made under such letter of credit. These funds are included as Restricted cash on the Consolidated Balance Sheets as they are related to a long-term operating lease and are included in beginning and ending Cash, cash equivalents and restricted cash in the Consolidated Statements of Cash Flows. As of December 31, 2024, one letter of credit remained and the deposit currently held is the minimum threshold required until the lease expiration.
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

Note 11. Stockholders’ Equity
Common Stock
The Company’s amended and restated certificate of incorporation authorizes the issuance of common and preferred stock. Holders of common stock are entitled to one vote per share.
As of December 31, 2024 and 2023, the Company was authorized to issue 750,000,000 shares of common stock with a par value of $0.000025 per share.
Preferred Stock
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 10,000,000 shares of preferred stock with a par value of $0.000025 per share with rights and preferences, including voting rights, designated from time to time by the Company’s Board of Directors. No shares of preferred stock were issued or outstanding as of December 31, 2024 and 2023.
Share Buyback Program
On February 14, 2023, the Company’s Board of Directors approved the repurchase of up to an aggregate of $500,000 of the Company’s common stock (2023 Share Buyback Program). Pursuant to the 2023 Share Buyback Program, repurchases of the Company’s common stock could occur using a variety of methods, which could include but was not limited to open market purchases, the implementation of a 10b5-1 plan, and/or any other available methods in accordance with SEC and other applicable legal requirements. The 2023 Share Buyback Program was authorized throughout fiscal year 2023 and expired on December 31, 2023. During the year ended December 31, 2023, the Company repurchased and retired 14,487,509 shares of common stock for an aggregate purchase price of $488,455 pursuant to the 2023 Share Buyback Program.
On February 20, 2024, the Company’s Board of Directors approved the repurchase of up to an aggregate of $140,000 of its common stock (2024 Share Buyback Program). Pursuant to the 2024 Share Buyback Program, repurchases of the Company’s common stock will be made at prevailing market prices through open market purchases or in negotiated transactions off the market. The repurchase program is authorized through fiscal year 2025; however, the Company is not obligated to acquire any particular amount of common stock and the program may be extended, modified, suspended or discontinued at any time at the Company’s discretion.

During the year ended December 31, 2024, the Company repurchased and retired 1,511,909 shares of common stock for an aggregate purchase price of $57,377. All purchased shares were retired and are reflected as a reduction of Common stock for the par value of shares, with the excess applied to additional paid-in capital and accumulated deficit.

Note 12. Stock-Based Compensation
Equity Incentive Plan
In March 2021, the Company’s Board of Directors adopted, and the stockholders approved, the 2021 Equity Incentive Plan (2021 Plan). The 2021 Plan is a successor to and continuation of the 2013 Stock Plan. The 2021 Plan became effective on the date of the IPO with no further grants being made under the 2013 Stock Plan, however, awards outstanding under the 2013 Stock Plan will continue to be governed by their existing terms. The 2021 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, RSUs, PRSUs, MRSUs and other awards to employees, directors, and consultants. Shares issued pursuant to the exercise of these awards are transferable by the holder. There were 21,442,582 shares available for grant under the 2021 Plan as of December 31, 2024.
Stock Options
Stock options granted have a maximum term of ten years from the grant date, are exercisable upon vesting and typically vest over a period of four years. Stock option activity for the year ended December 31, 2024 was as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price (Per share)	Weighted-Average Remaining Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2024	3,289,019	$9.43	4.2	$89,671
Exercised	(1,830,193)	7.14
Forfeited or cancelled	(33,170)	16.31
Outstanding at December 31, 2024	1,425,656	$12.17	5.2	$31,223
Vested and exercisable at December 31, 2024	1,425,656	12.17	5.2	$31,223
Vested and unvested expected to vest at December 31, 2024	1,425,656	$12.17	5.2	$31,223
The aggregate intrinsic value represents the difference between the fair value of common stock and the exercise price of outstanding in-the-money options. The aggregate intrinsic value of exercised options for the years ended December 31, 2024, 2023 and 2022 was $51,479, $156,819 and $81,912, respectively.
No options were granted during the year ended December 31, 2024. The aggregate estimated fair value of stock options granted to participants that vested during the years ended December 31, 2024, 2023 and 2022 was $6,001, $12,888 and $17,529, respectively.
The following weighted-average assumptions were used to estimate the grant date fair value of stock options issued:

Year Ended December 31,
2023
Expected volatility	59.3%
Expected term (in years)	10.0
Risk-free interest rate	4.3%
Dividend yield	—%
Weighted-average fair value of awards	$20.83

As of December 31, 2024, there was no unrecognized stock-based compensation, net of estimated forfeitures, related to outstanding stock options granted.
RSUs
RSUs granted typically vest over four years. RSU activity for the year ended December 31, 2024 was as follows:

	Shares	Weighted-Average Grant Date Fair Value (Per share)
Unvested balance at January 1, 2024	6,308,499	$36.07
Granted	3,299,104	37.42
Vested	(2,157,680)	37.26
Forfeited or cancelled	(2,234,623)	36.10
Unvested balance at December 31, 2024	5,215,300	$36.40
Vested and expected to vest at December 31, 2024	4,419,519	$36.36
As of December 31, 2024, there was $145,158 of unrecognized stock-based compensation, net of estimated forfeitures, related to outstanding RSUs granted that is expected to be recognized over a weighted-average period of 2.8 years.
PRSUs
The Company has issued PRSUs which vest based on the achievement of each award’s established performance targets. PRSU activity for the year ended December 31, 2024 was as follows:

	Shares	Weighted-Average Grant Date Fair Value (Per share)
Unvested balance at January 1, 2024	537,715	$35.25
Granted	168,944	36.48
Vested	(99,464)	50.67
Forfeited or cancelled	(117,328)	31.75
Adjusted by performance factor	(305,948)	31.75
Unvested balance at December 31, 2024	183,919	$36.09
Vested and expected to vest at December 31, 2024	172,093	$36.07
LTIP PRSUs
The Company grants Long Term Incentive Plan (LTIP) PRSUs to certain executives of the Company typically during the first half of each fiscal year. A percentage of the LTIP PRSUs becomes eligible to vest based on the Company’s financial performance level at the end of each fiscal year. The number of LTIP PRSUs received will depend on the achievement of financial metrics relative to the approved performance targets. Depending on the actual financial metrics achieved relative to the target financial metrics throughout the defined performance period of the award, the number of LTIP PRSUs that vest could range from 0% to 200% of the target amount and are subject to the Compensation Committee’s approval of the level of achievement against the approved performance targets.
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
On March 1, 2023, the Company granted an LTIP PRSU award (the 2023 LTIP PRSU). The financial performance level under the PRSUs was the percentage equal to the sum of the revenue growth percentage and profitability percentage, which on February 21, 2024, was determined to be achieved at 38.5% of the target amount. This resulted in a performance factor reduction of 305,948 shares from the original maximum shares achievable of 378,882.

On April 11, 2024, the Company granted an LTIP PRSU award (the 2024 LTIP PRSU). The financial performance level under the PRSUs can be attained based on the achievement of certain revenue and adjusted free cash flow margin targets. Under the 2024 LTIP PRSU, 75% of the award can be achieved based on the revenue targets and 25% of the award can be achieved based on the adjusted free cash flow margin targets. The target shares granted under the 2024 LTIP PRSU was 84,472. The actual number of shares that are received under the 2024 LTIP PRSU may be higher or lower than the target shares based on the actual financial metrics achieved relative to the target financial metrics for fiscal year 2024.
As of December 31, 2024, there was $1,457 of unrecognized stock-based compensation related to LTIP PRSUs that is expected to be recognized over a weighted-average period of 2.2 years.
MRSUs
On July 27, 2021, the Company’s Board of Directors granted a market-based restricted stock unit (MRSU) award for 3,000,000 shares of the Company’s common stock to the Company’s former CEO, Yancey Spruill. The unvested balance of 3,000,000 shares were forfeited and canceled during the first quarter of 2024.
On February 12, 2024, Padmanabhan Srinivasan joined the Company in the role of CEO. As part of his compensation package, Mr. Srinivasan received an MRSU with an estimated grant date fair value of approximately $8,000, which vests upon the satisfaction of certain service conditions and the achievement of certain Company stock price goals during a five-year performance period, as described below. A cumulative percentage of the MRSU target is earned based on the achievement of stock price goals, measured based on the average of the Company’s closing stock price over a consecutive 60 trading day period during the performance period as set forth in the table below:

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
If the stock price targets are achieved during the first three years following the grant date (First Performance Period), 50% of the eligible MRSUs will vest on the third anniversary of the grant date and the remaining 50% of the eligible MRSUs will vest on the fifth anniversary of the grant date. Each tranche of MRSUs whose stock price target was not achieved during the First Performance Period that is subsequently achieved during the period between the third anniversary of the grant date and fifth anniversary of the grant date will vest on the fifth anniversary of the grant date.
MRSU activity for the year ended December 31, 2024 was as follows:

	Shares	Weighted-Average Grant Date Fair Value (Per share)
Unvested balance at January 1, 2024	3,000,000	$25.12
Granted	289,767	27.61
Forfeited or cancelled	(3,000,000)	25.12
Unvested balance at December 31, 2024	289,767	$27.61
The following assumptions were used in the Monte Carlo simulation model to estimate the grant date fair value and the derived service period of the MRSUs:

Year Ended December 31,
2024
Expected volatility	71.3%
Expected term (in years)	5.0
Risk-free interest rate	4.1%
Dividend yield	—%
Stock price at grant date (per share)	$39.43
Weighted-average fair value of awards (per share)	$27.61
As of December 31, 2024, there was $6,114 of unrecognized stock-based compensation related to the current CEO’s MRSU award that is expected to be recognized over a weighted-average period of 4.17 years.
ESPP
In March 2021, the Company’s Board of Directors adopted, and the stockholders approved, the 2021 Employee Stock Purchase Plan (ESPP). Eligible employees enroll in the offering period at the start of each purchase period, whereby they may purchase a number of shares at a price per share equal to 85% of the lesser of (1) the stock price at the employee’s first participation in the offering period or (2) the fair market value of the Company’s common stock on the purchase date. After the end of an offering period, a new offering automatically begins on the date that immediately follows the conclusion of the preceding offering. There were 4,383,730 shares available for grant under the ESPP as of December 31, 2024.
2023 Offering
An offering period commenced on November 21, 2023, and consisted of two purchase periods, the first of which had a purchase date of May 20, 2024 and the second had a purchase date of November 20, 2024 (2023 Offering). In connection with the purchase period that ended on May 20, 2024, there were 94,162 shares of common stock, net of shares withheld for taxes, purchased by employees at a price of $24.15. In connection with the purchase period that ended on November 20, 2024, there were 76,249 shares of common stock, net of shares withheld for taxes, purchased by employees at a price of $24.15 or $31.91, depending upon when the employee enrolled in the 2023 Offering. The Company recorded stock-based compensation associated with the ESPP of $1,676, $2,290 and $4,380 for the years ended December 31, 2024, 2023 and 2022, respectively.
A new offering period commenced on November 21, 2024, and consists of two purchase periods, the first of which has a purchase date of May 20, 2025 and the second has a purchase date of November 20, 2025. As of December 31, 2024, $492 has been withheld on behalf of employees, as reported in other current liabilities in the Consolidated Balance Sheets.
Stock-Based Compensation
Stock-based compensation is included in the Consolidated Statements of Operations as follows:

	Year Ended December 31,
	2024	2023	2022
Cost of revenue (1)	$5,889	$5,685	$1,820
Research and development (1)	38,285	42,040	39,354
Sales and marketing (1)	10,093	13,177	14,909
General and administrative (2)	36,278	23,508	49,746
Restructuring and other charges	—	3,937	—
Total	$90,545	$88,347	$105,829
(1) Amounts for year ended December 31, 2023 have been recast to conform with current period presentation. Refer to Note 2. Summary of Significant Accounting Policies, Prior Period Reclassification, for further details.
(2) Amount includes $31,279 of recognized stock-based compensation related to the Company’s former CEO’s MRSUs that was estimated to be forfeited and therefore reversed for the year ended December 31, 2023.

Note 13. Net Income (Loss) per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net income (loss) per share:

	Year Ended December 31,
(In thousands, except per share amounts)	2024	2023	2022
Basic net income (loss) per share:
Numerator:
Net income (loss) attributable to common stockholders	$84,492	$19,409	$(27,804)
Denominator:
Weighted average shares used to compute net income (loss) per share	91,634	90,141	100,806
Basic net income (loss) per share attributable to common stockholders	$0.92	$0.22	$(0.28)

Diluted net income (loss) per share:
Numerator:
Net income (loss) attributable to common stockholders	$84,492	$19,409	$(27,804)
Denominator:
Number of shares used in basic calculation	91,634	90,141	100,806
Weighted-average effect of dilutive securities:
Stock Options	1,414	5,698	—
RSUs	1,370	495	—
PRSUs	85	81	—
Number of shares used in diluted calculation	94,503	96,415	100,806
Diluted net income (loss) per share attributable to common stockholders	$0.89	$0.20	$(0.28)
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year Ended December 31,
	2024	2023	2022
Stock Options	1	41	4
RSUs	1,200	1,574	434
PRSUs	—	14	—
Convertible Notes	8,403	8,403	8,403
Total	9,604	10,032	8,841
Note 14. Income Taxes
Income (loss) before income taxes from U.S. and foreign operations were as follows:

	Year Ended December 31,
	2024	2023	2022
U.S.	$75,651	$174	$(16,866)
Foreign	22,048	26,602	(7,019)
Total income (loss) before income taxes	$97,699	$26,776	$(23,885)
Total income tax expense included in the Consolidated Statements of Operations is comprised of the following:

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$5,437	$829	$—
State	1,786	(99)	242
Foreign	3,443	6,835	5,482
Total current	$10,666	$7,565	$5,724

Deferred:
Federal	$144	$140	$368
State	1	(120)	44
Foreign	2,396	(218)	(2,217)
Total deferred	2,541	(198)	(1,805)
Income tax expense	$13,207	$7,367	$3,919
The following table reconciles our benefit of income taxes at the statutory rate to the effective tax rate, using a U.S. federal statutory tax rate of 21%:

	Year Ended December 31,
	2024	2023	2022
Income tax expense (benefit) at federal statutory rate	$20,517	$5,623	$(5,016)
State and local taxes, net of federal benefit	1,412	(2,509)	(205)
Foreign tax rate differential	(3,858)	1,030	168
Stock-based compensation deductions	(5,698)	(17,998)	(3,077)
Nondeductible expenses	2,206	(14)	3,603
Unrecognized tax positions	4,360	1,083	1,482
Net change in valuation allowance	44,559	138	4,442
Global intangible low-tax income	110	—	1,091
Foreign-derived intangible income deduction	(3,140)	(970)	(664)
162(m) limitation	9,295	17,072	7,058
U.S. R&D tax credits	(3,402)	(2,810)	(4,432)
Valuation allowance release related to acquisition	—	(1,074)	—
Acquisition related compensation	2,659	7,811	—
Impact of intra-entity intellectual property rights transfer	(59,627)	—	—
Other	3,814	(15)	(531)
Total income tax expense	$13,207	$7,367	$3,919

During the year ended December 31, 2024, the Company completed an intra-entity transfer of intellectual property rights from Malta to the U.S. by filing an election to treat Cloudways as a disregarded entity for U.S. income tax purposes. The transfer of intellectual property rights did not result in a taxable gain in any jurisdictions, including Malta, Pakistan and the U.S. The transaction resulted in a step-up of the U.S. tax deductible basis in the transferred intellectual property rights, and accordingly, created a temporary difference between the book basis and the tax basis of such intellectual property rights. Consequently, the Company recognized $59,627 in deferred tax assets, which was further offset by the valuation allowance.
The components of deferred tax assets and liabilities are as follows:

	December 31,
	2024	2023
Deferred tax assets:
Accounts receivable	$1,261	$1,223
Accrued expenses	2,354	982
Capitalized research and development	44,724	30,918
Operating lease liability	32,398	44,443
Net operating loss carryforwards	11,498	28,222
Stock-based compensation	3,389	5,419
Tax credit carryforwards	17,778	18,338
Depreciation and amortization	18,538	—
Other	2,593	989
Gross deferred tax assets	134,533	130,534
Less: valuation allowance	(109,541)	(60,520)
Total net deferred tax asset	$24,992	$70,014

Deferred tax liability
Depreciation and amortization	$—	$(31,808)
Operating lease ROU asset	(28,915)	(39,745)
Total deferred tax liability	(28,915)	(71,553)
Total net deferred tax liability	$(3,923)	$(1,539)
As of December 31, 2024, the Company had approximately $26,216 in federal net operating loss (NOL) carryforwards and $15,689 in federal tax credits. If not utilized, the federal tax credit carryforwards will expire at various dates beginning in 2039. The federal NOL carryforward can be carried forward indefinitely. As of December 31, 2024, the Company had approximately $17,650 in state NOL carryforwards and $2,126 in California tax credits. If not utilized, the state NOL carryforwards will expire at various dates beginning in 2030. The California state tax credits can be carried forward indefinitely. The Company had $11,302 of foreign NOLs that do not expire. The amount of net operating loss and tax credits carryforwards reflected in the financial statements differ from the amounts reported on the tax return due to uncertain tax positions related to tax laws and regulations that are subject to varied interpretation by the tax authorities.
Certain tax attributes may be subject to an annual limitation as a result of the issuance of stock, which may constitute a change of ownership as defined under Internal Revenue Code Section 382. The Internal Revenue Code Section 382 study is in process as of December 31, 2024.
The Company assesses the likelihood of its ability to realize the benefit of its deferred tax assets in each jurisdiction by evaluating all relevant positive and negative evidence. A valuation allowance is established if it is determined that any portion of the deferred tax assets is not more likely than not to be realized. For the year ended December 31, 2024, the Company has maintained a valuation allowance against its U.S. deferred tax assets as they are not more-likely than not to be realized.

The valuation allowance activity for the periods indicated is as follows:

	December 31,
	2024	2023
Balance as of the beginning of period	$(60,520)	$(47,361)
Additions charged to expense	(49,021)	(13,159)
Balance as of the end of period	$(109,541)	$(60,520)

The Company provides for U.S. and foreign income taxes on the undistributed earnings of foreign subsidiaries unless they are considered indefinitely reinvested outside the U.S. On December 31, 2024, the amount of unrecognized deferred tax liability for temporary differences on undistributed earnings in foreign subsidiaries upon which U.S. and foreign income taxes have not been provided is not material.
In general, it is the Company’s practice and intention to reinvest the earnings of non-U.S. subsidiaries in those operations. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. The amount of undistributed earnings of non-U.S. subsidiaries at December 31, 2024, as well as the related deferred income tax, if any, is not material.
The Company files U.S. federal income tax returns as well as various state, local, and foreign jurisdictions. As of December 31, 2024, tax years 2018 and later remain open for examination.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2024	2023	2022
Balance of unrecognized tax benefits at beginning of year	$20,337	$17,044	$721
Additions based on tax positions related to the current period	5,209	1,571	3,014
Additions for tax positions of prior periods	816	1,947	2,833
Additions recorded as part of business combination	—	—	11,106
Reductions for tax positions of prior periods	(3,162)	—	(630)
Release due to expiration of statute of limitations	(808)	(225)	—
Balance of unrecognized tax benefits at end of year	$22,392	$20,337	$17,044
Amounts included in the balance of unrecognized tax benefits as of December 31, 2024, 2023 and 2022, if recognized, would affect the effective tax rate upon recognition. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $14,197 as of December 31, 2024.
As of December 31, 2024, the Company recognized $6,475 of interest and penalties related to unrecognized tax benefits in the provision for taxes. Interest and penalties related to income tax liabilities are included in income tax expense. During the years ended December 31, 2024, 2023 and 2022, the Company recognized $2,864, $1,816 and $1,540, respectively, in interest expense and penalties. The Company has not made any payments on interest and penalties as of December 31, 2024.
The total amount of unrecognized tax benefits relating to the Company’s tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. The outcomes and timing of such events are highly uncertain. The Company does not anticipate any significant change in the uncertain tax positions within the next 12 months.
Note 15. Segment and Geographical Information
Segment Information
The Company’s chief operating decision maker (CODM) is the chief executive officer. The CODM assesses performance on a monthly basis by reviewing consolidated results against the annual operating plan and ongoing forecasts. Accordingly, the Company has one operating and reporting segment.

The measure of segment profitability used by the CODM is net income, as reported in the Consolidated Statements of Operations. The significant segment expenses reviewed by the CODM on a consolidated basis include cost of revenue, research and development, sales and marketing, and general and administrative as reported in the Consolidated Statements of Operations on a consolidated basis. Other segment expense categories include restructuring and other charges, other income (loss), net, and income tax benefit (expense) as reported in the Consolidated Statements of Operations. Refer to Note 3. Revenue, for revenue by geography.
The measure of segment assets is total assets, which is reported in the Consolidated Balance Sheets. Refer to Consolidated Statements of Cash flows and Note 7. Balance sheet details, for details of capital expenditures and depreciation and amortization, respectively.
Long-lived assets include property and equipment, net and leases. The geographic locations of the Company’s long-lived assets, net, based on physical location of the assets, is as follows:

	December 31,
	2024	2023
United States	$381,708	$233,557
Netherlands	76,707	46,170
Germany	44,489	62,224
Canada	32,688	20,340
Singapore	27,958	43,425
Other	56,871	54,929
Total	$620,421	$460,645
Note 16. Restructuring
In February 2023, the Company initiated the Restructuring Plan to adjust its cost structure and accelerate its timeline to achieve 20% or better adjusted free cash flow margins, which included both the elimination of positions across the Company as well as the shifting of additional positions across a broader geographical footprint. The aggregate restructuring charges in connection with the Restructuring Plan is approximately $21,000, which was substantially completed in 2023.
No Restructuring and other charges were recognized during the year ended December 31, 2024. The Company recorded Restructuring and other charges of $16,950 for the year ended December 31, 2023 primarily related to one time severance and benefit payments, as well as $3,937 of stock-based compensation related to vesting of certain equity awards. As of December 31, 2024, all restructuring charges were settled.
Note 17. Employee Benefit Plan
The Company offers U.S. employees a voluntary retirement savings plan under Section 401(k) of the Internal Revenue Code (401(k) Plan), which permits employees to elect to contribute a portion of their pre-tax wages to the 401(k) Plan. Under this plan, the Company matches 100% of participants’ contributions up to 3% of compensation and 50% of participants’ contributions between 3% and 5%. For the years ended December 31, 2024, 2023 and 2022, the Company incurred expense of $2,944, $2,987 and $3,846 related to the 401(k) Plan, respectively.

Note 18. Related Party Transactions
In November 2023, the Company entered into an arrangement with an affiliate (related party affiliate) of Access Industries, a greater than 5% beneficial owner of the Company's common stock at the time of the transaction. Pursuant to this arrangement, the related party affiliate receives referral fees and other related payments in exchange for referring customers to the Company. The agreement expires on March 31, 2029, and can be terminated earlier without penalty if the contractual net revenue minimum commitment has not been met. Referral fees are incurred when the Company collects amounts due from the customer in exchange for services rendered. Other fees paid to the related party affiliate includes fixed payments to be used exclusively for marketing and referral activities as well as certain reimbursable compensation costs. Amounts owed to the related party affiliate are recorded to Sales and marketing in the Consolidated Statements of Operations. During the year ended December 31, 2024, the Company recognized related party affiliate expenses of $2,158, which consist of the marketing and referral activity fee of $1,400, reimbursable compensation cost of $337, and referral fees of $421. During the year ended December 31, 2023, the Company recognized related party affiliate expenses of $549, which consist of the marketing and referral activity fee of $224, reimbursable compensation cost of $273, and referral fees of $52.
In connection with the Company’s acquisition of Cloudways, the Company entered into a transition services agreement (as amended, Transition Services Agreement) with Gaditek Associates (Gaditek). Our former Chief Revenue Officer, Aaqib Gadit, is the former CEO of Cloudways and owns 14.3% of Gaditek. Fees under the Transition Services Agreement were primarily determined on a usage basis. For the years ended December 31, 2024, 2023 and 2022, the Company incurred approximately $355, $792 and $300, respectively, in fees to Gaditek pursuant to the Transition Services Agreement, as amended.

Note 19. Select Quarterly Financial Data (Unaudited)
The Company is providing select unaudited quarterly financial information for the years ended December 31, 2024 and December 31, 2023. Refer to Note 2. Summary of Significant Accounting Policies, Prior Period Reclassification, for further details.

	Three Months Ended
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
	(unaudited, in thousands, except per share amounts)
Revenue	$204,925	$198,484	$192,476	$184,730	$180,874	$177,062	$169,814	$165,134
Cost of revenue(1)	78,842	81,920	78,328	75,582	77,612	73,247	69,989	74,539
Gross profit	126,083	116,564	114,148	109,148	103,262	103,815	99,825	90,595
Operating expenses:
Research and development(1)	40,310	36,278	32,984	32,927	29,976	31,734	37,702	37,505
Sales and marketing(1)	19,405	15,258	17,997	18,910	17,395	16,990	14,332	16,338
General and administrative	33,833	40,422	40,839	45,773	44,881	20,064	48,858	48,939
Restructuring and other charges	—	—	—	—	25	(441)	434	20,869
Total operating expenses	93,548	91,958	91,820	97,610	92,277	68,347	101,326	123,651

Income (loss) from operations	32,535	24,606	22,328	11,538	10,985	35,468	(1,501)	(33,056)

Other (expense) income, net
Interest expense	(2,226)	(2,262)	(2,321)	(2,304)	(2,311)	(2,333)	(2,112)	(2,189)
Other (expense) income and interest income, net	(1,315)	7,297	4,802	5,021	4,857	3,979	7,594	7,394
Other (expense) income, net	(3,541)	5,035	2,481	2,717	2,546	1,646	5,482	5,205

Income (loss) before income taxes	28,994	29,641	24,809	14,255	13,531	37,114	3,981	(27,851)
Income tax (expense) benefit	(10,728)	3,308	(5,671)	(116)	2,407	(17,939)	(3,316)	11,481
Net income (loss) attributable to common stockholders	$18,266	$32,949	$19,138	$14,139	$15,938	$19,175	$665	$(16,370)
Net income (loss) per share attributable to common stockholders
Basic	$0.20	$0.36	$0.21	$0.16	$0.18	$0.22	$0.01	$(0.17)
Diluted	$0.19	$0.33	$0.20	$0.15	$0.17	$0.20	$0.01	$(0.17)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders
Basic	92,250	92,145	91,318	90,794	87,929	87,667	89,007	95,565
Diluted	94,404	102,591	93,832	93,787	92,028	102,674	96,247	95,565

___________________
(1)Amounts for all periods prior to the three months ended December 31, 2024 have been recast to conform with current period presentation. Refer to Note 2. Summary of Significant Accounting Policies, Prior Period Reclassification for further details.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Remediation of Previously Reported Material Weakness
As previously disclosed, we had identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We did not design and maintain effective controls over the accounting for income taxes. Specifically, we did not have the appropriate skills and level of experience to assess complicated tax matters. Additionally, we did not properly identify, risk assess, design and maintain effective controls related to the income tax provision, including controls related to the evaluation of tax deductions and the impact on our tax provision.
Management designed and implemented controls to remediate the material weakness, which included the following remediation measures:
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

As of December 31, 2024, we have completed implementation and testing of the design and operating effectiveness of the controls described above, and they have now operated effectively over a sustained period of financial reporting cycles. Accordingly, management has concluded that the actions taken to strengthen our internal control over financial reporting have fully remediated the previously identified material weaknesses as of December 31, 2024.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
Trading Arrangements
During the three months ended December 31, 2024, our directors and officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities as follows:
On November 13, 2024, Plato Partners LLC (an entity substantially owned by Amy Butte, a member of the Company’s board of directors) entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Butte 10b5-1 Plan”). The Butte 10b5-1 Plan contemplates the sale of up to 5,417 shares of the Company’s common stock between June 6, 2025 and June 13, 2025.
On November 18, 2024, Lawrence D’Angelo, the Company’s Chief Revenue Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “D’Angelo 10b5-1 Plan”). The D’Angelo 10b5-1 Plan contemplates the sale of up to 46,726 shares of the Company’s common stock between February 18, 2025 and June 6, 2025. The actual number of shares that will be sold under the D’Angelo 10b5-1 Plan will be based in part on the number of shares withheld to satisfy tax withholding obligations arising from the vesting of certain shares subject to the plan, which number is not yet determinable.
ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

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

	Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Share Purchase Agreement, dated as of August 19, 2022, by and among DigitalOcean, LLC, Cloudways Ltd., each of the shareholders of Cloudways identified on the signature pages thereto and Shareholder Representative Services LLC.	8-K	001-40252	2.1	8/23/2022
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-40252	3.1	3/31/2021
3.2	Amended and Restated Bylaws of the Registrant.	10-Q	001-40252	3.1	11/2/2023
4.1	Form of Common Stock Certificate.	S-1	333-253483	4.1	2/25/2021
4.2	Indenture, dated as of November 18, 2021, between DigitalOcean Holdings, Inc. and U.S. Bank National Association as trustee.	8-K	001-40252	4.1	11/18/2021
4.3	Form of certificate representing the 0% Convertible Senior Notes due 2026.	8-K	001-40252	4.2	11/18/2021
4.4	Description of Capital Stock.	10-K	001-40252	4.4	2/25/2022
10.1	Amended and Restated Investors’ Rights Agreement, dated as of May 8, 2020, by and among the Registrant and certain of its stockholders.	S-1	333-253483	10.1	2/25/2021
10.2	DigitalOcean Holdings, Inc. 2013 Stock Plan, as amended.	S-1	333-253483	10.2	2/25/2021
10.2.1	Form of Option Agreement, Notice of Stock Option Grant and Exercise Notice under 2013 Stock Plan.	S-1	333-253483	10.2.1	2/25/2021
10.2.2	Form of Restricted Stock Unit Award Agreement under 2013 Stock Plan.	S-1	333-253483	10.2.2	2/25/2021
10.3	DigitalOcean Holdings, Inc. 2021 Equity Incentive Plan.	S-1/A	333-253483	10.3	3/15/2021
10.3.1	Form of Option Agreement, Notice of Stock Option Grant and Exercise Notice under 2021 Equity Incentive Plan.	S-1/A	333-253483	10.3.1	3/15/2021
10.3.2	Form of Restricted Stock Unit Award Agreement under 2021 Equity Incentive Plan.	S-1/A	333-253483	10.3.2	3/15/2021
10.4	DigitalOcean Holdings, Inc. 2021 Employee Stock Purchase Plan.	S-1/A	333-253483	10.4	3/15/2021
10.5	Amended Non-Employee Director Compensation Policy.					X
10.6	Form of Indemnification Agreement entered into by and between the Registrant and each director and executive officer.	S-1	333-253483	10.6	2/25/2021
10.7	Letter Agreement between the Registrant and Warren Adelman, dated February 12, 2024.	10-K	001-40252	10.7	2/21/2024
10.8	Employment Agreement between the Registrant and Padmanabhan Srinivasan, dated January 11, 2024.	8-K	001-40252	10.1	1/17/2024
10.9	Employment Agreement between the Registrant and W. Matthew Steinfort, dated November 15, 2022.	8-K	001-40252	10.1	11/17/2022
10.10	Employment Agreement Amendment between the Registrant and W. Matthew Steinfort, dated September 15, 2023.	8-K	001-40252	10.1	9/19/2023
10.11	Employment Agreement between the Registrant and Aaqib Gadit, dated August 17, 2023.	10-K	001-40252	10.11	2/21/2024

10.12	Employment Agreement Amendment between the Registrant and Aaqib Gadit, dated September 15, 2023.	10-K	001-40252	10.12	2/21/2024
10.13	Letter Agreement between the Registrant and Aaqib Gadit, dated May 2, 2024.	10-Q	001-40252	10.1	8/8/2024
10.14	Employment Agreement between the Registrant and Bratin Saha, dated May 22, 2024.					X
10.15	Employment Agreement between the Registrant and Lawrence D’Angelo, dated June 18, 2024.					X
10.16	Employment Agreement between the Registrant and Yancey Spruill, dated March 8, 2021.	S-1/A	333-253483	10.7	3/15/2021
10.17	Separation Agreement between the Registrant and Yancey Spruill, dated August 24, 2023.	10-Q	001-40252	10.1	11/2/2023
10.18	Second Amended and Restated Credit Agreement, dated as of February 13, 2020, between the Registrant, DigitalOcean, LLC, KeyBank National Association and the other parties thereto.	S-1	333-253483	10.8	2/25/2021
10.19	Amendment No. 1 and Incremental Term Loan Assumption Agreement, dated as of March 18, 2020, between the Registrant, ServerStack, Inc., Morgan Stanley Senior Funding, Inc., KeyBank National Association and the other parties thereto.	S-1	333-253483	10.9	2/25/2021
10.20	Amendment No. 2 to Credit Agreement, dated as of November 15, 2021, between DigitalOcean Holdings, Inc., DigitalOcean, LLC, the lenders party thereto and KeyBank National Association, as Administrative Agent.	8-K	001-40252	10.1	11/18/2021
10.21	Third Amended and Restated Credit Agreement, dated as of March 29, 2022, between DigitalOcean Holdings, Inc., DigitalOcean, LLC, the lenders party thereto and KeyBank National Association, as Administrative Agent.	8-K	001-40252	10.1	3/30/2022
19.1	DigitalOcean Holdings, Inc. Insider Trading Policy.					X
21.1	List of Subsidiaries of DigitalOcean Holdings, Inc.					X
23.1	Consent of PricewaterhouseCoopers, LLP, independent registered public accounting firm.					X
23.2	Consent of Ernst & Young LLP, independent registered public accounting firm.					X
31.1	Certification of Padmanabhan Srinivasan, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of W. Matthew Steinfort, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*
Certifications of Padmanabhan Srinivasan, Chief Executive Officer, and W. Matthew Steinfort, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
						X
97.1	DigitalOcean Holdings, Inc. Incentive Compensation Recoupment Policy.	10-K	001-40252	97.1	2/21/2024
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extensions Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X
104	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)	X
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

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2025.
    DIGITALOCEAN HOLDINGS, INC.

By:	/s/ Padmanabhan Srinivasan
	Name:	Padmanabhan Srinivasan
	Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Padmanabhan Srinivasan	Chief Executive Officer and Director	February 25, 2025
Padmanabhan Srinivasan	(Principal Executive Officer)

/s/ W. Matthew Steinfort	Chief Financial Officer	February 25, 2025
W. Matthew Steinfort	(Principal Financial Officer)

/s/ Cherie Barrett	Chief Accounting Officer	February 25, 2025
Cherie Barrett	(Principal Accounting Officer)

/s/ Warren Adelman	Director	February 25, 2025
Warren Adelman

/s/ Pratima Arora	Director	February 25, 2025
Pratima Arora

/s/ Amy Butte	Director	February 25, 2025
Amy Butte

/s/ Warren Jenson	Director	February 25, 2025
Warren Jenson

/s/ Pueo Keffer	Director	February 25, 2025
Pueo Keffer

/s/ Christopher Merritt	Director	February 25, 2025
Christopher Merritt

/s/ Hilary Schneider	Director	February 25, 2025
Hilary Schneider