Form 10-Q
period 2025-03-31
DigitalOcean Holdings, Inc.
filed 2025-05-06
CIK 1582961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2025
OR
 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
 Commission File Number: 001-40252

DigitalOcean Holdings, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	45-5207470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
105 Edgeview Drive, Suite 425
Broomfield, Colorado 80021
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
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 29, 2025, there were 91,033,528 shares of the registrant’s common stock, with a par value of $0.000025 per share, outstanding.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	March 31, 2025	December 31, 2024
Current assets:
Cash and cash equivalents	$360,421	$428,446
Accounts receivable, less allowance for credit losses of $6,054 and $5,940, respectively	76,608	72,486
Prepaid expenses and other current assets	42,213	40,786
Total current assets	479,242	541,718

Property and equipment, net	445,914	432,544
Restricted cash	1,747	1,747
Goodwill	348,674	348,674
Intangible assets, net	113,503	117,718
Operating lease right-of-use assets, net	243,275	187,877
Deferred tax assets	541	200
Other assets	8,772	8,537
Total assets	$1,641,668	$1,639,015

Current liabilities:
Accounts payable	$9,422	$54,565
Accrued other expenses	42,785	38,156
Deferred revenue	5,642	5,397
Operating lease liabilities, current	92,909	75,785
Other current liabilities	47,562	47,052
Total current liabilities	198,320	220,955

Deferred tax liabilities	4,462	4,123
Long-term debt	1,487,264	1,485,366
Operating lease liabilities, long-term	161,655	130,431
Other long-term liabilities	714	1,095
Total liabilities	1,852,415	1,841,970
Commitments and Contingencies (Note 7)

Preferred stock ($0.000025 par value per share; 10,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024)	—	—
Common stock ($0.000025 par value per share; 750,000,000 shares authorized; 91,220,227 and 92,234,517 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively)	2	2
Additional paid-in capital	10,986	57,282
Accumulated other comprehensive loss	(1,197)	(1,497)
Accumulated deficit	(220,538)	(258,742)
Total stockholders’ deficit	(210,747)	(202,955)

Total liabilities and stockholders’ deficit	$1,641,668	$1,639,015
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2025	2024
Revenue	$210,703	$184,730
Cost of revenue	81,259	75,582
Gross profit	129,444	109,148
Operating expenses:
Research and development	39,594	32,927
Sales and marketing	19,401	18,910
General and administrative	32,807	45,773
Total operating expenses	91,802	97,610

Income from operations	37,642	11,538

Other income (expense):
Interest expense	(2,208)	(2,304)
Interest income and other income, net	5,946	5,021
Other income, net	3,738	2,717

Income before income taxes	41,380	14,255
Income tax expense	(3,176)	(116)
Net income attributable to common stockholders	$38,204	$14,139
Net income per share attributable to common stockholders
Basic	$0.42	$0.16
Diluted	$0.39	$0.15
Weighted-average shares used to compute net income per share attributable to common stockholders
Basic	91,988	90,794
Diluted	102,322	93,787
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net income attributable to common stockholders	$38,204	$14,139
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes	300	(151)
Unrealized gain on marketable securities, net of taxes	—	12
Other comprehensive income (loss)	300	(139)
Comprehensive income	$38,504	$14,000
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2024	92,234,517	$2	$57,282	$(1,497)	$(258,742)	$(202,955)
Issuance of common stock under equity incentive plan, net of taxes withheld	549,964	—	(6,870)	—	—	(6,870)
Repurchase and retirement of common stock including related costs	(1,564,254)	—	(59,427)	—	—	(59,427)
Stock-based compensation	—	—	20,001		—	20,001
Other comprehensive income	—	—	—	300	—	300
Net income attributable to common stockholders	—	—	—	—	38,204	38,204
Balance at March 31, 2025	91,220,227	$2	$10,986	$(1,197)	$(220,538)	$(210,747)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2023	90,243,442	$2	$30,989	$(452)	$(344,237)	$(313,698)
Issuance of common stock under equity incentive plan, net of taxes withheld	1,220,917	—	(1,888)	—	—	(1,888)
Repurchase and retirement of common stock including related costs	(200,258)	—	(7,873)	—	—	(7,873)
Stock-based compensation	—	—	23,387	—	—	23,387
Other comprehensive loss	—	—	—	(139)	—	(139)
Net income attributable to common stockholders	—	—	—	—	14,139	14,139
Balance at March 31, 2024	91,264,101	$2	$44,615	$(591)	$(330,098)	$(286,072)
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net income attributable to common stockholders	$38,204	$14,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,210	31,887
Stock-based compensation	19,432	22,877
Provision for expected credit losses	4,197	4,175
Operating lease right-of-use assets and liabilities, net	(7,192)	3,300
Net accretion of discounts and amortization of premiums on investments	—	2,569
Non-cash interest expense	2,003	1,993
Other	(2,091)	(53)
Changes in operating assets and liabilities:
Accounts receivable	(8,319)	(5,855)
Prepaid expenses and other current assets	(1,255)	(2,744)
Accounts payable and accrued expenses	(11,492)	(3,260)
Deferred revenue	245	137
Other assets and liabilities	1,148	(2,472)
Net cash provided by operating activities	64,090	66,693

Investing activities
Capital expenditures - property and equipment	(61,963)	(43,665)
Capital expenditures - internal-use software development	(2,029)	(1,563)
Purchase of intangible assets	(983)	—
Maturities of marketable securities	—	91,675
Net cash (used in) provided by investing activities	(64,975)	46,447

Financing activities
Proceeds related to the issuance of common stock under equity incentive plan	1,941	5,674
Principal repayments of finance leases	(1,350)	(1,359)
Employee payroll taxes paid related to net settlement of equity awards	(8,718)	(6,792)
Repurchase and retirement of common stock including related costs	(59,052)	(8,770)
Net cash used in financing activities	(67,179)	(11,247)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	39	(66)
(Decrease) increase in cash, cash equivalents and restricted cash	(68,025)	101,827
Cash, cash equivalents and restricted cash - beginning of period	430,193	318,983
Cash, cash equivalents and restricted cash - end of period	$362,168	$420,810
Supplemental disclosures of cash flow information:
Cash paid for interest	$195	$172
Cash paid for taxes, net of refunds	175	997
Operating cash flows paid for operating leases	34,129	18,095
Non-cash investing and financing activities:
Capitalized stock-based compensation	$569	$510
Property and equipment received but not yet paid, included in accounts payable and accrued other expenses	26,032	2,500
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Operating right-of-use assets obtained in exchange for operating lease liabilities	76,371	24,797
Finance right-of-use assets obtained in exchange for finance lease liabilities	22	—
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Note 1. Nature of the Business and Organization
DigitalOcean Holdings, Inc. and its subsidiaries (collectively, the Company, we, our, us) is a leading cloud computing platform, offering simple, scalable and approachable on-demand cloud and AI services for digital native enterprises around the world. The Company’s platform simplifies cloud computing, enabling its customers to rapidly accelerate innovation and productivity. The Company offers mission-critical solutions across Infrastructure-as-a-Service (“IaaS”), including Droplet virtual machines, storage and networking offerings; Platform-as-a-Service (“PaaS”) and Software-as-a-Service (“SaaS”), including Managed Hosting, Managed Database, Managed Kubernetes and Marketplace offerings; and artificial intelligence and machine learning (“AI/ML”), including GPU Droplets, Bare Metal GPUs and GenAI Platform offerings. The Company continues to invest in its platform to further penetrate the growing markets in which it operates.
The Company has adopted a holding company structure and the primary operations are performed globally through its wholly owned operating subsidiaries.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and include accounts of the Company and all wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of March 31, 2025, results of operations for the three months ended March 31, 2025 and 2024, cash flows for the three months ended March 31, 2025 and 2024, and stockholders' deficit for the three months ended March 31, 2025 and 2024.
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
As a result, the condensed consolidated statement of operations for the three months ended March 31, 2024 has been recast to reflect the effects of the changes in cost of revenue, gross profit, sales and marketing, research and development and total operating expenses. There was no change in income from operations, net income attributable to common stockholders or net income per share attributable to common stockholders for the three months ended March 31, 2024 as a result of these reclassifications. The condensed consolidated balance sheets, condensed consolidated statements of comprehensive income, condensed consolidated statements of stockholders’ deficit, and the condensed consolidated statements of cash flows were not affected by changes in the presentation of these costs.
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

Restricted Cash
The following table reconciles cash, cash equivalents and restricted cash per the condensed consolidated statements of cash flows:

	March 31,
	2025	2024
Cash and cash equivalents	$360,421	$419,063
Restricted cash(1)	1,747	1,747
Total cash, cash equivalents and restricted cash	$362,168	$420,810
___________________
(1) Includes deposits in financial institutions related to a letter of credit used to secure a lease agreement.
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
The following table presents the changes in the allowance for expected credit losses for the period presented:

Amount
Balance as of December 31, 2024	$5,940
Provision for expected credit losses	4,197
Write-offs and other	(4,083)
Balance as of March 31, 2025	$6,054
Recent Accounting Pronouncements – Pending Adoption
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (“Topic 740”)—Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, ASU 2023-09 requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in ASU 2023-09 are required to be adopted for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued. The amendments should be applied on a prospective basis although retrospective application is permitted. The Company is currently evaluating the impact of adoption on its financial disclosures.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (“Subtopic 220-40”): Disaggregation of Income Statement Expenses (“ASU 2024-03”). In January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (“Subtopic 220-40”): Clarifying the Effective Date. ASU 2024-03 requires that an entity breaks down expenses into specific categories, such as employee compensation and costs related to depreciation and amortization, as well as a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. Further, ASU 2024-03 requires disclosure of the total amount of selling expense and, in annual reporting periods, an entity’s definition of selling expenses. As clarified in ASU 2025-01, the amendments in ASU 2024-03 are required to be adopted for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied on a prospective basis for financial statements issued after the adoption date, although retrospective application is permitted. The Company is currently evaluating the impact of adoption on its financial disclosures.

Note 3. Revenue
Revenue Disaggregation
Based on the information provided to and reviewed by the Company’s Chief Executive Officer (“CEO”), its chief operating decision maker, the Company believes that the nature, amount, timing and uncertainty of its revenue and cash flows and how they are affected by economic factors is most appropriately depicted based on the category of its customers. Customers are classified in the following categories based on the amount of their spend in a given month and individual customers may fall within different categories within a reporting period:
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
Revenue by customer category, as determined based on the customers’ spend in a given month, was as follows:

	Three Months Ended March 31,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Builders	$61,405	29%	$57,449	31%
Scalers	76,258	36%	68,218	37%
Scalers+	48,321	23%	34,255	19%
Learners, Testers and Other(1)	24,719	12%	24,808	13%
Total	$210,703	100%	$184,730	100%
___________________________
(1) Other includes miscellaneous revenue and other reserve adjustments.
Geographical Information
Revenue, as determined based on the Company’s customers’ billing address, was as follows:

	Three Months Ended March 31,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue(1)
North America	$77,936	37%	$67,387	37%
Europe	58,476	28%	54,447	29%
Asia	51,016	24%	43,515	24%
Rest of the world	23,275	11%	19,381	10%
Total	$210,703	100%	$184,730	100%
___________________________
(1) May not recalculate due to rounding.
Revenue derived from customers in the United States was 31% and 30% of total revenue for the three months ended March 31, 2025 and 2024, respectively.

Deferred Revenue
Deferred revenue was $5,642 and $5,397 as of March 31, 2025 and December 31, 2024, respectively. Revenue recognized during the three months ended March 31, 2025 and 2024 was $2,235 and $2,112, respectively, which was included in the deferred revenue balances at the beginning of each respective period.
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
The Company’s customer base consists of a significant number of geographically dispersed customers. No customer represented 10% or more of accounts receivable, net as of March 31, 2025 and December 31, 2024. Additionally, no customer accounted for 10% or more of total revenue during the three months ended March 31, 2025 and 2024.
Remaining Performance Obligations
The Company has performance obligations associated with commitments in customer contracts for future services that have not yet been recognized in the condensed consolidated financial statements. As of March 31, 2025, the aggregate transaction price allocated to the remaining performance obligations was $13,521, which is expected to be recognized as revenue over the remaining life of the contracts. The weighted-average remaining life of these contracts is 1.7 years. The Company has applied the optional exemption to exclude contracts with an original expected term of one year or less from this amount.
Note 4. Fair Value Measurements
The fair value of the Company’s financial assets measured on a recurring basis was as follows:

	March 31, 2025
	Level I	Total
Cash and cash equivalents:
Cash	$65,775	$65,775
Money market funds	294,646	294,646
Total Cash and cash equivalents	$360,421	$360,421

	December 31, 2024
	Level I	Total
Cash and cash equivalents:
Cash	$79,378	$79,378
Money market funds	349,068	349,068
Total Cash and cash equivalents	$428,446	$428,446
The Company classifies its highly liquid money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company had no Level 2 or Level 3 financial assets as of March 31, 2025 and December 31, 2024.
Interest income from investments was $3,657 and $5,274 for the three months ended March 31, 2025 and 2024, respectively.
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

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Notes	$1,487,264	$1,398,750	$1,485,366	$1,344,375
The carrying value of the Convertible Notes as of March 31, 2025 and December 31, 2024 was net of unamortized debt issuance costs of $12,736 and $14,634, respectively.
The total fair value of the Convertible Notes was determined based on the closing trading price as of the last day of trading for the period. The Company classifies the fair value to be a Level 2 valuation within the fair value measurement hierarchy due to the limited trading activity.
Note 5. Balance Sheet Details
Property and equipment, net
Property and equipment, net consisted of the following:

	March 31, 2025	December 31, 2024
Servers and related equipment	$869,360	$833,893
Furniture and fixtures	1,588	1,558
Leasehold improvements	7,017	6,985
Internal-use software	97,581	94,981
Equipment under finance leases	11,928	12,138
Property and equipment, gross	$987,474	$949,555

Less: accumulated depreciation	$(461,958)	$(439,664)
Less: accumulated amortization	(79,602)	(77,347)
Property and equipment, net	$445,914	$432,544
Depreciation expense on property and equipment was $21,759 and $24,638 for the three months ended March 31, 2025 and 2024, respectively.
The Company capitalized costs related to the development of computer software for internal use of $2,599 and $2,072 for the three months ended March 31, 2025 and 2024, respectively, which is included in internal-use software costs within property and equipment, net. Amortization expense related to internal-use software was $2,254 and $1,514 for the three months ended March 31, 2025 and 2024, respectively.
Note 6. Debt
Convertible Notes
In November 2021, the Company issued $1,500,000 aggregate principal amount of Convertible Notes in a private offering, including the exercise in full of the over-allotment option granted to the initial purchasers of $200,000. The Convertible Notes are senior unsecured obligations of the Company and do not bear interest, and the principal amount of the Convertible Notes does not accrete. The Convertible Notes will mature on December 1, 2026 unless earlier converted, redeemed, or repurchased. Amortization of deferred financing fees for the three months ended March 31, 2025 and 2024 was $1,898 and $1,888, respectively.
During the three months ended March 31, 2025, none of the circumstances allowing holders to convert the Convertible Notes were met.
2022 Credit Facility
In February and March 2020, the Company entered into and subsequently amended a second amended and restated credit agreement with KeyBank National Association as administrative agent. In November 2021, the Company further amended such credit agreement to revise certain covenants that restricted the incurrence of indebtedness to permit the issuance of the Convertible Notes. In March 2022, the Company entered into a third amended and restated credit agreement (“2022 Credit Facility”) to, among other modifications, increase the maximum borrowing limit to $250,000.

The per annum interest rate applicable to any principal amounts outstanding under the 2022 Credit Facility for U.S. Dollar loans will be equal to (i) Adjusted Term SOFR plus (ii) an applicable margin varying from 1.25% to 2.00%, subject to a pricing grid based on the senior secured net leverage ratio. The 2022 Credit Facility provides for an annual commitment fee varying from 0.20% to 0.30%, also subject to a pricing grid based on the senior secured net leverage ratio, applied to the average daily unused amount of the revolving credit facility.
The 2022 Credit Facility is secured by a first-priority security interest in substantially all of the assets of the Company. The 2022 Credit Facility contains certain financial and operational covenants, including a maximum senior secured net leverage ratio financial covenant of 3.50x. As of March 31, 2025, the Company was in compliance with all covenants under the 2022 Credit Facility.
The 2022 Credit Facility will mature on the earlier of (a) March 29, 2027 and (b) 90 days before the maturity date applicable to any outstanding convertible notes issued by the Company in an aggregate principal amount equal to or greater than $100,000, including the Convertible Notes. As of March 31, 2025, the Company had available borrowing capacity of $250,000 on the 2022 Credit Facility.
On May 5, 2025, upon entry into the 2025 Credit Facility described below, the Company terminated its existing 2022 Credit Facility.
2025 Credit Facility
On May 5, 2025, the Company entered into a credit agreement (the “Credit Agreement”) by and among the Company, its wholly owned subsidiary, DigitalOcean, LLC, as borrower (the “Borrower”), Morgan Stanley Senior Funding, Inc., as administrative agent (in such capacity, the “Agent”), and the lenders party thereto (the “Lenders”). The Credit Agreement provides for a $500,000 senior secured delayed draw term loan facility (“Term Loan Facility”, and any loans thereunder “Term Loans”) and a $300,000 senior secured revolving credit facility (“Revolving Facility”, and any loans thereunder “Revolving Loans”) which will include a $30,000 sublimit for the issuance of letters of credit (collectively the “2025 Credit Facility”). The Term Loan Facility and Revolving Facility mature on May 5, 2030, and are subject to a springing maturity date in the event certain conditions occur as described in the Credit Agreement. Revolving Loans may be borrowed, repaid and reborrowed, until their maturity date. Term Loans may be borrowed between May 5, 2025 and February 5, 2026 and once borrowed and repaid, cannot be reborrowed.
The Term Loans and Revolving Loans bear interest, at the Company’s option, at a rate equal to either (i) term SOFR, plus an applicable margin ranging from 1.25% to 2.25% per annum based on the total leverage ratio (as defined in the Credit Agreement), or (ii) a base rate equal to the highest of (x) the federal funds rate plus 0.50%, (y) the prime rate and (z) term SOFR for an interest period of one month plus 1.00%, plus an applicable margin ranging from 0.25% to 1.25% per annum based on the total net leverage ratio. Undrawn commitments under the Revolving Credit Facility and the Term Loan Facility are subject to a commitment fee ranging from 0.175% to 0.35% per annum based on the total net leverage ratio on the average daily unused portion of such commitment that is available to the Borrower.
Commencing on June 30, 2026, payments will be made in equal quarterly installments based on 1.25% of the outstanding principal amount of the Term Loans.
The Credit Agreement includes customary representations, warranties, and affirmative and negative covenants, including financial covenants that require the Company to maintain certain levels of total net leverage ratio and interest coverage ratio. The obligations under the Credit Agreement are required to be guaranteed by the Company and certain of the Company’s material domestic subsidiaries and are secured by substantially all of the assets of the Company, the Borrower and such subsidiary guarantors, subject to customary exceptions. The initial guarantors as of the closing under the Credit Agreement include the Company and Paperspace Co. The Credit Agreement also includes customary events of default. Upon the occurrence and during the continuance of an event of default, the Lenders may terminate their commitments and accelerate any outstanding obligations under the Credit Agreement and may exercise certain other rights and remedies provided for under the Credit Agreement, the other loan documents and applicable law.
The proceeds of the Term Loan Facility may only be used to repurchase, repay, acquire or otherwise settle a portion of the Company’s Convertible Notes and to pay related premiums, fees and expenses in connection therewith. The proceeds of the Revolving Facility may be used for working capital, capital expenditures, permitted acquisitions, refinancing of any indebtedness and other general corporate purposes.
As of May 6, 2025, the Company had no outstanding borrowings under the 2025 Credit Facility.
Note 7. Commitments and Contingencies

Purchase Commitments
As of March 31, 2025, the Company had long-term commitments and purchase orders with various software license, bandwidth, network services and third-party license vendors. The Company’s purchase commitments have not materially changed since December 31, 2024.
Leases
As of March 31, 2025, the Company had $28,149 of estimated undiscounted fixed payment obligations, mostly related to leases of co-location space at data center facilities that have not yet commenced and were not included on the condensed consolidated balance sheets. These leases are expected to commence between April 2025 and August 2025, and have a weighted average lease term of 4.9 years.
Letter of Credit
In conjunction with the execution of certain office space operating leases, a letter of credit in the amount of $1,747 was issued and outstanding as of March 31, 2025 and December 31, 2024. No draws have been made under the letter of credit. These funds are included as restricted cash on the condensed consolidated balance sheets as they are related to an operating lease and are included in beginning and ending cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows. The letter of credit was reduced on an annual basis until the end of 2022 and, since January 1, 2023, the deposit held is the minimum threshold required until the lease expiration.
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
Note 8. Stockholders’ Equity
Share Buyback Program
On February 20, 2024, the Company’s Board of Directors approved the repurchase of up to an aggregate of $140,000 of its common stock (“2024 Share Buyback Program”). Pursuant to the 2024 Share Buyback Program, repurchases of the Company’s common stock will be made at prevailing market prices through open market purchases, in negotiated transactions off the market or otherwise, including through Rule 10b5-1 plans. The repurchase program is authorized through fiscal year 2025; however, the Company is not obligated to acquire any particular amount of common stock and the program may be extended, modified, suspended or discontinued at any time at the Company’s discretion.
During the three months ended March 31, 2025, the Company repurchased and retired 1,564,254 shares of common stock for an aggregate purchase price of $59,052, which excludes a 1% excise tax on net share repurchases of $375 imposed under the Inflation Reduction Act. All purchased shares were retired and are reflected as a reduction of common stock for the par value of shares, with the excess applied to additional paid-in capital.
Note 9. Stock-Based Compensation
Equity Incentive Plan
In March 2021, the Company’s Board of Directors adopted, and the stockholders approved, the 2021 Equity Incentive Plan (2021 Plan). The 2021 Plan is a successor to and continuation of the 2013 Stock Plan. The 2021 Plan became effective on the date of the IPO with no further grants being made under the 2013 Stock Plan, however, awards outstanding under the 2013 Stock Plan will continue to be governed by their existing terms. The 2021 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, RSUs, PRSUs, MRSUs and other awards to employees, directors, and consultants. Shares issued pursuant to the exercise of these awards are transferable by the holder. There were 25,888,078 shares available for grant under the 2021 Plan as of March 31, 2025.
RSUs and PRSUs
RSUs granted typically vest over four years. The Company has issued PRSUs which vest based on the achievement of each award’s established performance targets. Depending on the actual financial metrics achieved relative to the target financial metrics throughout the defined performance period of the award, the number of LTIP PRSUs that vest could range from 0% to 200% of the target amount and are subject to the Compensation Committee’s approval of the level of achievement against the approved performance targets.
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
On April 11, 2024, the Company granted an LTIP PRSU award (the “2024 LTIP PRSU”). The financial performance level under the PRSUs was equal to the sum of the attainment of revenue targets weighted at 75% and adjusted free cash flow margin targets weighted at 25%. On February 18, 2025, the Company determined that the 2024 LTIP PRSU was achieved at 94.8% of the target amount. This resulted in a performance factor reduction of 88,865 shares from the original maximum shares achievable of 168,944. The target shares granted under the 2024 LTIP PRSU was 84,472.
On April 25, 2025, the Company granted LTIP PRSU awards (the “2025 LTIP PRSUs”). The financial performance level under the 2025 LTIP PRSUs can be attained based on the achievement of certain ARR (annual run-rate revenue) and adjusted free cash flow margin targets. Under the 2025 LTIP PRSUs, 75% of the awards can be achieved based on the ARR targets and 25% of the awards can be achieved based on the adjusted free cash flow margin targets. The target shares granted under the 2025 LTIP PRSUs were 218,486. The actual number of shares that are received under the 2025 LTIP PRSUs may be higher or lower than the target shares based on the actual financial metrics achieved relative to the target financial metrics for fiscal year 2025.
As of March 31, 2025, there was $143,948 of unrecognized stock-based compensation, net of estimated forfeitures, related to outstanding RSUs, that is expected to be recognized over a weighted-average period of 2.9 years. As of March 31, 2025, there was $997 of unrecognized stock-based compensation related to outstanding PRSUs that is expected to be recognized over a weighted-average period of 1.9 years.
MRSU
On February 12, 2024, Padmanabhan Srinivasan joined the Company in the role of CEO. As part of his compensation package, Mr. Srinivasan received an MRSU with an estimated grant date fair value of approximately $8,000, which vests upon the satisfaction of certain service conditions and the achievement of certain Company stock price goals during a five-year performance period.
As of March 31, 2025, there was $5,588 of unrecognized stock-based compensation related to the MRSU award that is expected to be recognized over a weighted-average period of 3.9 years.
ESPP
In March 2021, the Company’s Board of Directors adopted, and the stockholders approved, the 2021 Employee Stock Purchase Plan (“ESPP”). Eligible employees enroll in the offering period at the start of each purchase period, whereby they may purchase a number of shares at a price per share equal to 85% of the lesser of (1) the stock price at the employee’s first participation in the offering period or (2) the fair market value of the Company’s common stock on the purchase date. The Company’s current offering period began on November 21, 2024 and is expected to end on November 20, 2025. There were 5,306,075 shares available for grant under the ESPP as of March 31, 2025.
Stock-Based Compensation
Stock-based compensation is included in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2025	2024
Cost of revenue(1)	$1,395	$1,376
Research and development(1)	8,269	8,988
Sales and marketing(1)	2,546	3,325
General and administrative	7,222	9,188
Total	$19,432	$22,877
___________________

(1)Amounts for the three months ended March 31, 2024 have been recast to conform with current period presentation. Refer to Note 2. Summary of Significant Accounting Policies, Prior Period Reclassification for further details.
Note 10. Net Income per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2025	2024
Basic net income per share:
Numerator:
Net income attributable to common stockholders	$38,204	$14,139
Denominator:
Weighted average shares used to compute net income (loss) per share	91,988	90,794
Basic net income per share attributable to common stockholders	$0.42	$0.16

Diluted net income per share:
Numerator:
Net income attributable to common stockholders	$38,204	$14,139
Interest expense on dilutive convertible notes, net of tax	1,462	—
Net income (loss) used in diluted calculation	$39,666	$14,139
Denominator:
Number of shares used in basic calculation	91,988	90,794
Weighted-average effect of dilutive securities:
Stock Options	918	1,931
RSUs	958	979
PRSUs	55	83
Convertible Notes	8,403	—
Number of shares used in diluted calculation	102,322	93,787
Diluted net income per share attributable to common stockholders	$0.39	$0.15
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended March 31,
	2025	2024
Stock Options	—	16
RSUs	488	2,009
Convertible Notes	—	8,403
Total	488	10,428
Note 11. Income Taxes
The computation of the provision for, or benefit from, income taxes for an interim period is determined using an estimated annual effective tax rate, adjusted for discrete items, if any. Each quarter, the Company updates the estimated annual effective tax rate and records a year-to-date adjustment to the tax provision as necessary.
For the three months ended March 31, 2025, the Company recorded tax expense of $3,176. The effective tax rate for the three months ended March 31, 2025 was 7.7%. The effective tax rate differs from the statutory rate primarily as a result of having a full valuation allowance in the U.S. and the mix of income in the foreign jurisdictions in which the

Company conducts business, and excess tax benefits from stock-based compensation and utilization of research and development credits.
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
The Organization for Economic Co-operation and Development Pillar Two guidelines published to date include transition and safe harbor rules around the implementation of the Pillar Two global minimum tax of 15%. Based on current enacted legislation, the Company is currently below the threshold of Pillar Two tax. The Company is monitoring developments and evaluating the impacts these new rules will have on its future income tax provision and effective income tax rate.
Note 12. Segment and Geographical Information
Segment Information
The Company’s chief operating decision maker (“CODM”) is the CEO. The CODM assesses performance on a monthly basis by reviewing consolidated results against the annual operating plan and ongoing forecasts. Accordingly, the Company has one operating and reporting segment.
The measure of segment profitability used by the CODM is net income, as reported in the condensed consolidated statements of operations. The significant segment expenses reviewed by the CODM on a consolidated basis include cost of revenue, research and development, sales and marketing, and general and administrative as reported in the condensed consolidated statements of operations on a consolidated basis. Other segment expense categories include other income, net and income tax expense as reported in the condensed consolidated statements of operations. Refer to Note 3. Revenue, for revenue by geography.
The measure of segment assets is total assets, which is reported in the condensed consolidated balance sheets. Refer to condensed consolidated statements of cash flows and within Note 5. Balance Sheet Details, for details of capital expenditures and depreciation and amortization, respectively.
Long-lived assets include property and equipment, net and operating lease right-of-use assets, net. The geographic locations of the Company’s long-lived assets, net, based on physical location of the assets, is as follows:

	March 31, 2025	December 31, 2024
United States	$449,224	$381,708
Netherlands	76,108	76,707
Germany	47,329	44,489
Canada	34,384	32,688
Other	82,144	84,829
Total	$689,189	$620,421
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be considered together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024. This discussion, particularly information with respect to our outlook, key trends and uncertainties, our plans and strategy for our business, and our performance and future success, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Actual results could differ materially from those discussed below.

Overview
DigitalOcean is a leading cloud computing platform, offering simple, scalable and approachable on-demand cloud and AI services for digital native enterprises around the world. Our platform simplifies cloud computing, enabling our customers to rapidly accelerate innovation and productivity. Our customers include digital native enterprises across numerous industry verticals ranging from gaming to fintech to cybersecurity, among many others, and leverage our platform for a wide variety of use cases, such as building and hosting websites, developing new web and mobile applications, integrating AI into their businesses, and building AI products and applications, among many others. We believe that being simple, scalable and approachable are our key differentiators, driving a broad range of customers around the world whose needs are not being fully met by larger cloud providers to build and grow their businesses on our platform.
We offer mission-critical solutions across Infrastructure-as-a-Service (“IaaS”), including our Droplet virtual machines, storage and networking offerings; Platform-as-a-Service (“PaaS”) and Software-as-a-Service (“SaaS”), including our Managed Hosting, Managed Database, Managed Kubernetes and Marketplace offerings; and artificial intelligence and machine learning (“AI/ML”), including our GPU Droplets, Bare Metal GPUs, and GenAI Platform offerings. We continue to invest in our platform to further penetrate the growing markets in which we operate.
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
We serve a large number of customers that range in size from growing or scaled businesses that generate millions of dollars in revenue and serve millions of their own customers to individual developers testing or learning new technology for their own development. Thousands of new users come to DigitalOcean every month with some users intending only to utilize our platform for a discrete task, and other users are part of new or existing businesses that intend to operate their production and test workloads on our platform to support their business. Given the wide range of users and their associated spend, we classify customers based on their spend in a given month, which we have found to be a good proxy that distinguishes between casual users and substantial enterprise customers.
We refer to our Builders, Scalers and Scalers+ customers collectively as our Higher Spend Customers (as further described in "Higher Spend Customers" below). Growing our Higher Spend Customers is a critical focus for us, and we have successfully increased the number of these customers and their percentage of our total revenue. Revenue from our Higher Spend Customers as a percentage of total revenue was 88% as of March 31, 2025, up from approximately 87% as of March 31, 2024. We had approximately 171,000 Higher Spend Customers using our platform to build, deploy and scale applications as of March 31, 2025, up from approximately 157,000 as of March 31, 2024.
Our average revenue per customer (ARPU, as further described in “ARPU” below), has increased from $95.13 in the quarter ended March 31, 2024 to $108.56 in the quarter ended March 31, 2025. We had no material customer concentration as our top 25 customers made up approximately 9% and 7% of our revenue in the three months ended March 31, 2025 and 2024, respectively.
Our annual run-rate (ARR, as further described in “ARR” below), as of March 31, 2025 was $843 million, up from $739 million as of March 31, 2024.
We have a highly efficient self-service customer acquisition model, which we complement with a sales force focused on inside sales, targeted outside sales and partnership opportunities to drive revenue growth. The efficiency of our go-to-market model and our focus on the needs of digital native enterprises have enabled us to drive organic growth and establish a truly global customer base across a broad range of industries. We focus on customer acquisition, our self-service acquisition funnel, customer support and success, community education, inside sales, targeted outside sales, and partnership and channel development. For each of the three months ended March 31, 2025 and 2024 our sales and marketing expense was approximately 9% and 10% of our revenue, respectively.
Our customers are spread across approximately 190 countries and around two-thirds of our revenue has historically come from customers located outside the United States. For the three months ended March 31, 2025, 37% of our revenue was generated from North America, 28% from Europe, 24% from Asia and 11% from the rest of the world.
Key Factors Affecting Our Performance
Increasing Usage by Our Existing Customers

Our existing customer base represents a significant opportunity for further sales expansion through increased usage of our platform and adoption of additional product offerings. We are highly focused on gaining a better understanding of the needs and growth plans of our existing customers, increasing our feature velocity and shaping our product roadmap around the needs of Higher Spend Customers, and introducing an account management function to provide more direct coverage of our top spending accounts. This deeper relationship with our customers will help us identify opportunities to educate our customer base on ways to utilize the platform more effectively for their individual use cases, as well as provide a feedback loop to inform our product roadmap, in order to build trust with customers and encourage them to run more of their critical cloud workloads on our platform. We closely monitor our net dollar retention (NDR), which reflects our ability to retain and grow revenue from our existing customers. NDR increased from 97% during the three months ended March 31, 2024 to 100% during the three months ended March 31, 2025 driven by improved net expansion. We expect to increase our revenue in the future from existing customers through the introduction of new products and features tailored to our Higher Spend Customers through expanded customer outreach, and targeted services to support our customers in migrating additional workloads from other cloud providers to DigitalOcean.
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
Investing in Our Platform and Product Offerings
We have a history of, and will continue to invest significantly in, delivering innovative products, features and functionality for our Higher Spend Customers. Our product strategy is anchored in addressing the needs of our Higher Spend Customers and other digital native enterprises and on continuously innovating to meet those needs in a simple, scalable and approachable way. We have accelerated the pace of product innovation and made disciplined investments to expand our offerings for our IaaS and PaaS offerings, as well as our newer AI/ML offerings. In 2024, we released a number of new products and product features, including GPU Droplets, our GenAI platform, Autonomous on our Managed Hosting offering to automatically scale resources based on website traffic, and enhancements to our role-based access control functionality and Backups offering.
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

	Three Months Ended March 31,
	2025	2024
Builders(1)	151,097	140,155
Scalers(1)	19,028	16,592
Scalers+(1)	562	444
ARPU	$108.56	$95.13
ARR (in millions)(2)	$843	$739
Net dollar retention rate	100%	97%
______________
(1)Customer count. Beginning in the fourth quarter of 2024, we changed our methodology for calculating customer count and our customer categories. Prior periods have been recast to reflect the effects of the changes.
(2)Beginning in the fourth quarter of 2024, we changed our methodology for calculating ARR. Prior periods have been recast to reflect the effects of the change.
Higher Spend Customers
We refer to our Builders, Scalers and Scalers+ customers collectively as our Higher Spend Customers. We believe the total number of our Higher Spend Customers is an important indicator of the growth of our business and future revenue opportunity, and the trends relating to our Builders, Scalers and Scalers+ is of particular importance to us as these customers comprise a significant majority of our revenue and revenue growth, and are representative of growing digital native enterprises that scale on our platform and use multiple products. We calculate customer count as the average number of customers as of the last day of the month for each month in the most recent quarter.
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
Users that spend less than or equal to $50 in a given month and have been on our platform for three months or less are considered “Testers.” Users that spend less than or equal to $50 in a given month and have been on our platform for more than three months are considered “Learners.” We have not disclosed the number of Testers and Learners on our platform in our regular disclosures since the second quarter of 2022 and fourth quarter of 2024, respectively, since we do not consider these customers to comprise a meaningful part of our customer base or be a good predictor of future growth.

ARPU
We believe that our average revenue per customer, which we refer to as ARPU, is a strong indication of our ability to acquire new customers with higher spending levels and expand usage of our platform by our existing customers. We calculate ARPU on a monthly basis as our total revenue from Learners, Builders, Scalers and Scalers+ in that period divided by the total number of Learners, Builders, Scalers and Scalers+ customers determined as of the last day of that month. For a quarterly or annual period, ARPU is determined as the weighted average monthly ARPU over such three or 12-month period.
ARR
Given the recurring nature of our business, we view annual run-rate revenue as an important indicator of our current progress towards meeting our revenue targets and projected growth rate going forward. We calculate ARR by multiplying the revenue for the most recent quarter by four. For our ARR calculations, we include the total revenue from all customers, including Testers, Learners, Builders, Scalers, and Scalers+.
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
We offer mission-critical solutions across Infrastructure-as-a-Service (“IaaS”), including our Droplet virtual machines, storage and networking offerings; Platform-as-a-Service (“PaaS”) and Software-as-a-Service (“SaaS”), including our Managed Hosting, Managed Database, Managed Kubernetes and Marketplace offerings; and artificial intelligence and machine learning (“AI/ML”), including our GPU Droplets, Bare Metal GPUs, and GenAI Platform offerings. We continue to invest in our platform to further penetrate the growing markets in which we operate.
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

Prior Period Reclassification
As indicated in Note 2. in our condensed consolidated financial statements, beginning in the fourth quarter of 2024, we reclassified personnel costs including salaries, bonuses, benefits, and stock-based compensation related to our customer support employees, and certain other costs from sales and marketing and research and development to cost of revenue in order to better reflect the cost of supporting our growing customer base, and to improve comparability with peers.
As a result, the condensed consolidated statement of operations for the three months ended March 31, 2024 has been recast to reflect the effects of the changes in cost of revenue, gross profit, sales and marketing, research and development and total operating expenses. There was no change in income from operations, net income attributable to common stockholders or net income per share attributable to common stockholders for the three months ended March 31, 2024 as a result of these reclassifications. The condensed consolidated balance sheets, condensed consolidated statements of comprehensive income, condensed consolidated statements of stockholders’ deficit, and the condensed consolidated statements of cash flows were not affected by changes in the presentation of these costs.

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended
	March 31,
	2025	2024

	(in thousands)
Revenue	$210,703	$184,730
Cost of revenue(1)(2)	81,259	75,582
Gross profit	129,444	109,148
Operating expenses:
Research and development(1)(2)	39,594	32,927
Sales and marketing(1)(2)	19,401	18,910
General and administrative(2)	32,807	45,773
Total operating expenses	91,802	97,610

Income from operations	37,642	11,538
Other income, net	3,738	2,717
Income before income taxes	41,380	14,255
Income tax expense	(3,176)	(116)
Net income attributable to common stockholders	$38,204	$14,139
___________________
(1) Amounts have been recast to reflect the effects of the changes in cost of revenue, research and development and sales and marketing for the three months ended March 31, 2024. Refer to Note 2. Summary of Significant Accounting Policies, Prior Period Reclassification, in our condensed consolidated financial statements for further details.
(2) Includes stock-based compensation as follows:

	Three Months Ended
	March 31,
	2025	2024

	(in thousands)
Cost of revenue(1)	$1,395	$1,376
Research and development(1)	8,269	8,988
Sales and marketing(1)	2,546	3,325
General and administrative	7,222	9,188
Total stock-based compensation	$19,432	$22,877
___________________
(1)     Amounts have been recast to reflect the effects of the changes in cost of revenue, research and development and sales and marketing for the three months ended March 31, 2024. Refer to Note 2. Summary of Significant Accounting Policies, Prior Period Reclassification, in our condensed consolidated financial statements for further details.

The following table sets forth our results of operations as a percentage of revenue for the periods presented:

	Three Months Ended
	March 31,
	2025	2024
Revenue	100%	100%
Cost of revenue(1)	39	41
Gross profit	61	59
Operating expenses:
Research and development(1)	19	18
Sales and marketing(1)	9	10
General and administrative	16	25
Total operating expenses(2)	44	53

Income from operations(2)	18	6
Other income, net	2	1
Income before income taxes(2)	20	8
Income tax expense	(2)	—
Net income attributable to common stockholders	18%	8%
___________________
(1)Amounts have been recast to reflect the effects of the changes in cost of revenue, research and development and sales and marketing for the three months ended March 31, 2024. Refer to Note 2. Summary of Significant Accounting Policies, Prior Period Reclassification, in our condensed consolidated financial statements for further details.
(2)May not foot due to rounding.
Comparison of the Three Months Ended March 31, 2025 and 2024
Revenue

	Three Months Ended March 31,
	2025	2024	$ Change	% Change

	(in thousands)
Revenue	$210,703	$184,730	$25,973	14%
Revenue increased $26.0 million, or 14%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily driven by a 14% increase in ARPU to $108.56 from $95.13, and a 16% increase in revenue from our Higher Spend Customers. The increase in ARPU was primarily driven by continued adoption of our products by our existing customers leading to higher average usage on our platform.
Cost of Revenue

	Three Months Ended March 31,
	2025	2024	$ Change	% Change

	(in thousands)
Cost of revenue	$81,259	$75,582	$5,677	8%
Cost of revenue increased $5.7 million, or 8%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The change is primarily due to increases of $5.7 million in co-location costs as a result of our data center expansion, $1.1 million in third-party license fees, and $1.0 million in costs related to our revenue share programs, partially offset by decreases of $2.6 million in depreciation and amortization partially due to our change in useful life of servers and related equipment from five years to six years effective October 1, 2024, and $0.3 million in other expenses. Gross profit increased to 61% for the three months ended March 31, 2025 from 59% for the three months ended March 31, 2024, primarily due to an increase in revenue and a net decrease in depreciation and amortization resulting from the change in useful life of servers and related equipment, somewhat offset by an increase in depreciation and amortization associated with our continued investment in AI/ML offerings and our data center expansion.
Operating Expenses

	Three Months Ended March 31,
	2025	2024	$ Change	% Change

	(in thousands)
Research and development	$39,594	$32,927	$6,667	20%
Sales and marketing	19,401	18,910	491	3%
General and administrative	32,807	45,773	(12,966)	(28%)
Total operating expenses	$91,802	$97,610	$(5,808)	(6%)
Research and development expenses increased $6.7 million, or 20%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The change is primarily due to increases of $3.2 million in personnel costs mainly driven by increased headcount as well as annual merit-based salary increases, $2.6 million in professional services costs, $0.5 million in software costs and $0.4 million in other costs.
Sales and marketing expenses increased $0.5 million, or 3%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The change is primarily due to increases of $0.5 million in personnel costs and $0.5 million in professional services costs partially offset by decreases of $0.3 million in depreciation and amortization and $0.2 million in advertising expenses.
General and administrative expenses decreased $13.0 million, or 28%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The change is primarily due to decreases of $11.2 million in personnel costs, primarily due to costs incurred in the first quarter of 2024 related to acquisition-related deferred compensation and executive reorganization, including the reversal of stock-based compensation from forfeited RSUs and other related costs, $0.8 million in professional services costs and $1.5 million in other operating expenses.
Other Income, net

	Three Months Ended March 31,
	2025	2024	$ Change	% Change

	(in thousands)
Other income, net	$3,738	$2,717	$1,021	38%
Other income, net increased $1.0 million, or 38%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to increases of $2.8 million in gains from foreign currency fluctuations from our operations, partially offset by decreases of $1.6 million due to reduced interest income from our investments.
Income Tax Expense

	Three Months Ended March 31,
	2025	2024	$ Change	% Change

	(in thousands)
Income tax expense	$(3,176)	$(116)	$(3,060)	2,638%
Income tax expense increased $3.1 million, or 2,638%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily as a result of higher pretax income for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 and lower NOL utilization in 2025 compared to 2024.
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

We believe our existing cash and cash equivalents, cash flow from operations and availability under our new 2025 Credit Facility will be sufficient to support working capital and capital expenditure requirements and our outstanding contractual commitments for at least the next 12 months and in the long term. See Note 6. Debt in our condensed consolidated financial statements for a discussion of our new 2025 Credit Facility that we entered into on May 5, 2025, as well as the concurrent termination of our existing 2022 Credit Facility.
We have historically repurchased our common stock pursuant to repurchase programs approved by our Board of Directors. In February 2024, our Board of Directors approved an additional repurchase program of up to an aggregate of $140 million of our common stock through fiscal year 2025. For the three months ended March 31, 2025, we repurchased and retired 1,564,254 shares of common stock for an aggregate purchase price of $59 million. The program will expire on December 31, 2025.
As of March 31, 2025, we had $28.1 million of estimated undiscounted fixed payment obligations for leases of co-location space at data center facilities that have not yet commenced and were not included on the condensed consolidated balance sheets. These leases are expected to commence between April 2025 and August 2025, and have a weighted average lease term of 4.9 years.
As of March 31, 2025, we had $360.4 million in cash and cash equivalents. Our cash and cash equivalents primarily consist of cash and money market funds.
From time to time, we may seek to retire or purchase our outstanding equity or debt, including the repurchase of our common stock or the Convertible Notes, through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. Further, any such purchases or exchanges may result in us acquiring and retiring a substantial amount of such indebtedness, which could impact the trading liquidity of such indebtedness. We plan to use a portion of the proceeds from our currently undrawn 2025 Credit Facility to repurchase, repay, acquire or otherwise settle a portion of our Convertible Notes.
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(In thousands)	2025	2024
Net cash provided by operating activities	$64,090	$66,693
Net cash (used in) provided by investing activities	(64,975)	46,447
Net cash used in financing activities	(67,179)	(11,247)
(Decrease) increase in cash, cash equivalents and restricted cash	(68,025)	101,827
Operating Activities
Our largest source of operating cash is cash collections from sales to our customers. Our primary uses of cash from operating activities are for personnel costs, co-location costs, payment processing fees, bandwidth and connectivity, server maintenance, software licensing fees, and taxes.
Net cash provided by operating activities was $64.1 million and $66.7 million for the three months ended March 31, 2025 and 2024, respectively. The change was primarily driven by decreases of $10.5 million in payments for leases, $5.5 million in unfavorable working capital changes, $3.4 million in stock-based compensation, $2.7 million in depreciation and amortization, and $2.6 million in net accretion of discounts and amortization of premiums on investments, partially offset by an increase of $24.1 million in net income attributable to common stockholders.
Investing Activities
Net cash used in investing activities was $65.0 million for the three months ended March 31, 2025 compared to $46.4 million provided by investing activities for the three months ended March 31, 2024. The change in cash used in investing activities was primarily driven by a $91.7 million reallocation of our marketable securities portfolio to cash equivalents, and increases of $18.8 million in cash payments for capital expenditures and $1.0 million in purchases of intangible assets.

Financing Activities
Net cash used in financing activities of $67.2 million and $11.2 million for the three months ended March 31, 2025 and 2024, respectively. The change was primarily due to increases of $50.3 million in repurchases and retirement of our common stock, $3.7 million in proceeds related to the issuance of common stock under our 2021 Plan and $1.9 million in employee payroll taxes paid related to net settlement of equity awards.
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations and commitments as compared to those disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 other than that disclosed under Note 6. Debt, in our condensed consolidated financial statements.
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
There have been no material changes to our critical accounting policies as compared to those disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Recently Issued Accounting Pronouncements
For information on recently issued accounting pronouncements see Note 2. Summary of Significant Accounting Policies, in our notes to condensed consolidated financial statements included in Part I, Item 1. “Financial Statements and Supplementary Data” included in this Form 10-Q.
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
Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as net income attributable to common stockholders, adjusted to exclude depreciation and amortization, stock-based compensation, interest expense, acquisition related compensation, acquisition and integration related costs, income tax expense (benefit), restructuring and other charges, restructuring related charges, impairment of certain long-lived assets, interest income and other income, net, revaluation of warrants, loss on extinguishment of debt, release of a VAT reserve, and other charges. We define adjusted EBITDA margin as adjusted EBITDA as a percentage of revenue. We believe that adjusted EBITDA, when taken together with our GAAP financial results, provides meaningful supplemental information regarding our operating performance and facilitates internal comparisons of our historical operating performance on a more consistent basis by excluding certain items that may not be indicative of our business, results of operations or outlook. In particular, we believe that the use of adjusted EBITDA is helpful to our investors as it is a measure used by management in assessing the health of our business, evaluating our operating performance, and for internal planning and forecasting purposes.
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
The following table presents a reconciliation of net income attributable to common stockholders, the most directly comparable financial measure stated in accordance with GAAP, to adjusted EBITDA for each of the periods presented:

	Three Months Ended
	March 31,
(In thousands)	2025	2024
GAAP Net income attributable to common stockholders	$38,204	$14,139

Adjustments:
Depreciation and amortization	29,210	31,887
Stock-based compensation(1)	19,432	22,730
Interest expense	2,208	2,304
Acquisition related compensation	—	4,530
Acquisition and integration related costs	—	19
Income tax expense	3,176	116
Restructuring related charges(1)(2)	—	3,620
Interest income and other income, net(3)	(5,946)	(5,021)
Adjusted EBITDA	$86,284	$74,324
As a percentage of revenue:
Net income margin	18%	8%
Adjusted EBITDA margin	41%	40%
___________________
(1)For the three months ended March 31, 2024, non-GAAP stock-based compensation excludes $0.1 million as it is presented in restructuring related charges.
(2)For the three months ended March 31, 2024, primarily consists of executive reorganization charges.
(3)For the three months ended March 31, 2025, primarily consists of interest income from our cash and cash equivalents. For the three months ended March 31, 2024, primarily consists of interest and accretion income from our marketable securities.
Non-GAAP Net Income and Non-GAAP Diluted Net Income Per Share
We define non-GAAP net income as net income attributable to common stockholders, excluding stock-based compensation, acquisition related compensation, amortization of acquired intangibles, acquisition and integration related costs, restructuring and other charges, restructuring related charges, impairment of certain long-lived assets, loss on extinguishment of debt, revaluation of warrants, release of a VAT reserve, and other charges. We define non-GAAP diluted net income per share as non-GAAP net income divided by the weighted-average diluted shares outstanding, which includes the potentially dilutive effect of our stock options, RSUs, PRSUs, and Convertible Notes.
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
The following table presents a reconciliation of net income attributable to common stockholders, the most directly comparable financial measure stated in accordance with GAAP, to non-GAAP net income for each of the periods presented:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2025	2024
GAAP Net income attributable to common stockholders	$38,204	$14,139
Stock-based compensation(1)	19,432	22,730
Acquisition related compensation	—	4,530
Amortization of acquired intangible assets	5,197	5,735
Acquisition and integration related costs	—	19
Restructuring related charges(1)(2)	—	3,620
Non-GAAP income tax adjustment(3)	(7,384)	(8,026)
Non-GAAP Net income	$55,449	$42,747

Non-cash charges related to convertible notes(4)	$1,594	$1,586
Non-GAAP Net income used to compute net income per share, diluted	$57,043	$44,333

GAAP Net income per share attributable to common stockholders, diluted	$0.39	$0.15
Stock-based compensation(1)	0.19	0.22
Acquisition related compensation	—	0.04
Amortization of acquired intangible assets	0.05	0.05
Restructuring related charges(1)(2)	—	0.03
Non-cash charges related to convertible notes(4)	0.02	0.02
Non-GAAP income tax adjustment(3)	(0.08)	(0.08)
Non-GAAP Net income per share, diluted(5)	$0.56	$0.43

GAAP Weighted-average shares used to compute net income per share, diluted	102,322	93,787
Weighted-average dilutive effect of potentially dilutive securities	—	8,403
Non-GAAP Weighted-average shares used to compute net income per share, diluted	102,322	102,190
______________
(1)For the three months ended March 31, 2024, non-GAAP stock-based compensation excludes $0.1 million as it is presented in restructuring related charges.
(2)For the three months ended March 31, 2024, primarily consists of executive reorganization charges.
(3)For the periods in fiscal year 2025 and 2024, we used a tax rate of 16%, which we believe is a reasonable estimate of our long-term effective tax rate applicable to non-GAAP pre-tax income for each respective year.
(4)Consists of non-cash interest expense for amortization of deferred financing fees related to the Convertible Notes.
(5)May not foot due to rounding.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule

15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of March 31, 2025. Based on such evaluation, our CEO and CFO concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with management’s evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
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
ITEM 1A. RISK FACTORS
Please refer to Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 for a description of certain significant risks and uncertainties to which our business, financial condition and results of operations are subject. There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
The following table provides information with respect to repurchases of shares of common stock by the Company during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Program(1)
January 1-31, 2025	176,093	$36.88	176,093	$75,804
February 1-28, 2025	142,980	$43.17	142,980	$69,632
March 1-31, 2025	1,245,181	$37.25	1,245,181	$23,246
Total	1,564,254	$37.75	1,564,254
___________________________
(1)On February 20, 2024, our Board of Directors approved the repurchase of up to an aggregate of $140 million of the Company’s common stock (2024 Share Buyback Program). Pursuant to the 2024 Share Buyback Program, repurchases of the Company’s common stock were made at prevailing market prices through open market purchases, in negotiated transactions off the market or otherwise, including through Rule 10b5-1 plans. The repurchase program is authorized through fiscal year 2025; however, the Company is not obligated to acquire any particular amount of common stock and the program may be extended, modified, suspended or discontinued at any time at the Company’s discretion.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Arrangements
On March 19, 2025, Lawrence D’Angelo, the Company’s Chief Revenue Officer, terminated the trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act that he adopted on November 18, 2024 (D’Angelo Plan). The D’Angelo Plan provided for the potential sale of up to 46,726 shares of the Company’s common stock between February 18, 2025 and June 6, 2025.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Amended Non-Employee Director Compensation Policy.					X
31.1	Certification of Padmanabhan Srinivasan, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of W. Matthew Steinfort, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
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

DigitalOcean Holdings, Inc.

Date:	May 6, 2025	By:	/s/ Padmanabhan Srinivasan
Padmanabhan Srinivasan
Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2025	By:	/s/ W. Matthew Steinfort
W. Matthew Steinfort
Chief Financial Officer
(Principal Financial Officer)