Form 10-Q
period 2025-06-30
DigitalOcean Holdings, Inc.
filed 2025-08-05
CIK 1582961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2025
OR
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
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 29, 2025, there were 91,037,498 shares of the registrant’s common stock, with a par value of $0.000025 per share, outstanding.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	June 30, 2025	December 31, 2024
Current assets:
Cash and cash equivalents	$387,745	$428,446
Accounts receivable, less allowance for credit losses of $6,066 and $5,940, respectively	81,260	72,486
Prepaid expenses and other current assets	40,768	40,786
Total current assets	509,773	541,718

Property and equipment, net	465,521	432,544
Restricted cash	1,747	1,747
Goodwill	348,674	348,674
Intangible assets, net	109,332	117,718
Operating lease right-of-use assets, net	269,133	187,877
Deferred tax assets	586	200
Other assets	15,042	8,537
Total assets	$1,719,808	$1,639,015

Current liabilities:
Accounts payable	$31,349	$54,565
Accrued other expenses	34,764	38,156
Deferred revenue	11,264	5,397
Operating lease liabilities, current	98,223	75,785
Other current liabilities	48,931	47,052
Total current liabilities	224,531	220,955

Deferred tax liabilities	4,580	4,123
Long-term debt	1,489,164	1,485,366
Operating lease liabilities, long-term	176,196	130,431
Other long-term liabilities	554	1,095
Total liabilities	1,895,025	1,841,970
Commitments and Contingencies (Note 7)

Preferred stock ($0.000025 par value per share; 10,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024)	—	—
Common stock ($0.000025 par value per share; 750,000,000 shares authorized; 91,114,675 and 92,234,517 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	2	2
Additional paid-in capital	8,883	57,282
Accumulated other comprehensive loss	(591)	(1,497)
Accumulated deficit	(183,511)	(258,742)
Total stockholders’ deficit	(175,217)	(202,955)

Total liabilities and stockholders’ deficit	$1,719,808	$1,639,015
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue	$218,700	$192,476	$429,403	$377,206
Cost of revenue	87,755	78,328	169,014	153,910
Gross profit	130,945	114,148	260,389	223,296
Operating expenses:
Research and development	39,644	32,984	79,238	65,911
Sales and marketing	19,288	17,997	38,689	36,907
General and administrative	36,394	40,839	69,201	86,612
Total operating expenses	95,326	91,820	187,128	189,430

Income from operations	35,619	22,328	73,261	33,866

Other income (expense):
Interest expense	(2,239)	(2,321)	(4,447)	(4,625)
Loss on extinguishment of debt	(269)	—	(269)	—
Interest income and other income, net	9,337	4,802	15,283	9,823
Other income, net	6,829	2,481	10,567	5,198

Income before income taxes	42,448	24,809	83,828	39,064
Income tax expense	(5,421)	(5,671)	(8,597)	(5,787)
Net income attributable to common stockholders	$37,027	$19,138	$75,231	$33,277
Net income per share attributable to common stockholders
Basic	$0.41	$0.21	$0.82	$0.37
Diluted	$0.39	$0.20	$0.77	$0.35
Weighted-average shares used to compute net income per share attributable to common stockholders
Basic	91,097	91,318	91,538	91,049
Diluted	100,617	93,832	101,521	94,005
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income attributable to common stockholders	$37,027	$19,138	$75,231	$33,277
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes	606	14	906	(137)
Unrealized gain on marketable securities, net of taxes	—	—	—	12
Other comprehensive income (loss)	606	14	906	(125)
Comprehensive income	$37,633	$19,152	$76,137	$33,152
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at March 31, 2025	91,220,227	$2	$10,986	$(1,197)	$(220,538)	$(210,747)
Issuance of common stock under equity incentive plan, net of taxes withheld	481,933	—	(5,971)	—	—	(5,971)
Issuance of common stock under employee stock purchase plan, net of taxes withheld	103,805	—	2,660	—	—	2,660
Repurchase and retirement of common stock including related costs	(691,290)	—	(20,179)	—	—	(20,179)
Stock-based compensation	—	—	21,387	—	—	21,387
Other comprehensive income	—	—	—	606	—	606
Net income attributable to common stockholders	—	—	—	—	37,027	37,027
Balance at June 30, 2025	91,114,675	$2	$8,883	$(591)	$(183,511)	$(175,217)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at March 31, 2024	91,264,101	$2	$44,615	$(591)	$(330,098)	$(286,072)
Issuance of common stock under equity incentive plan, net of taxes withheld	636,870	—	(3,956)	—	—	(3,956)
Issuance of common stock under employee stock purchase plan, net of taxes withheld	94,162	—	2,231	—	—	2,231
Repurchase and retirement of common stock including related costs	(297,106)	—	(8,837)	—	1,003	(7,834)
Stock-based compensation	—	—	22,695	—	—	22,695
Other comprehensive income	—	—	—	14	—	14
Net income attributable to common stockholders	—	—	—	—	19,138	19,138
Balance at June 30, 2024	91,698,027	$2	$56,748	$(577)	$(309,957)	$(253,784)
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2024	92,234,517	$2	$57,282	$(1,497)	$(258,742)	$(202,955)
Issuance of common stock under equity incentive plan, net of taxes withheld	1,031,897	—	(12,841)	—	—	(12,841)
Issuance of common stock under employee stock purchase plan, net of taxes withheld	103,805	—	2,660	—	—	2,660
Repurchase and retirement of common stock including related costs	(2,255,544)	—	(79,606)	—	—	(79,606)
Stock-based compensation	—	—	41,388	—	—	41,388
Other comprehensive income	—	—	—	906	—	906
Net income attributable to common stockholders	—	—	—	—	75,231	75,231
Balance at June 30, 2025	91,114,675	$2	$8,883	$(591)	$(183,511)	$(175,217)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2023	90,243,442	$2	$30,989	$(452)	$(344,237)	$(313,698)
Issuance of common stock under equity incentive plan, net of taxes withheld	1,857,787	—	(5,844)	—	—	(5,844)
Issuance of common stock under employee stock purchase plan, net of taxes withheld	94,162	—	2,231	—	—	2,231
Repurchase and retirement of common stock including related costs	(497,364)	—	(16,710)	—	1,003	(15,707)
Stock-based compensation	—	—	46,082	—	—	46,082
Other comprehensive loss	—	—	—	(125)	—	(125)
Net income attributable to common stockholders	—	—	—	—	33,277	33,277
Balance at June 30, 2024	91,698,027	$2	$56,748	$(577)	$(309,957)	$(253,784)

See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net income attributable to common stockholders	$75,231	$33,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,975	65,016
Stock-based compensation	40,513	44,710
Provision for expected credit losses	8,607	7,985
Operating lease right-of-use assets and liabilities, net	(13,816)	1,423
Loss on extinguishment of debt	269	—
Net accretion of discounts and amortization of premiums on investments	—	2,569
Non-cash interest expense	4,005	3,988
Impairment of certain long-lived assets	—	356
Other	(7,853)	361
Changes in operating assets and liabilities:
Accounts receivable	(17,064)	(13,234)
Prepaid expenses and other current assets	1,201	(4,346)
Accounts payable and accrued expenses	(3,029)	(3,655)
Deferred revenue	5,867	1,462
Other assets and liabilities	631	(1,879)
Net cash provided by operating activities	156,537	138,033

Investing activities
Capital expenditures - property and equipment	(95,160)	(75,534)
Capital expenditures - internal-use software development	(3,412)	(4,046)
Purchase of intangible assets	(1,835)	—
Maturities of marketable securities	—	91,675
Net cash (used in) provided by investing activities	(100,407)	12,095

Financing activities
Payment of debt issuance costs	(4,081)	—
Proceeds related to the issuance of common stock under equity incentive plan	2,771	7,948
Proceeds from the issuance of common stock under employee stock purchase plan	2,660	2,231
Principal repayments of finance leases	(2,733)	(2,720)
Employee payroll taxes paid related to net settlement of equity awards	(16,294)	(13,469)
Repurchase and retirement of common stock including related costs	(79,199)	(18,183)
Net cash used in financing activities	(96,876)	(24,193)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	45	(61)
(Decrease) increase in cash, cash equivalents and restricted cash	(40,701)	125,874
Cash, cash equivalents and restricted cash - beginning of period	430,193	318,983
Cash, cash equivalents and restricted cash - end of period	$389,492	$444,857
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Supplemental disclosures of cash flow information:
Cash paid for interest	$249	$571
Cash paid for taxes, net of refunds	5,757	8,976
Operating cash flows paid for operating leases	72,310	41,158
Non-cash investing and financing activities:
Capitalized stock-based compensation	$875	$1,372
Property and equipment received but not yet paid, included in accounts payable and accrued other expenses	32,038	39,532
Debt issuance costs incurred but not yet paid, included in accounts payable and accrued liabilities	480	—
Operating right-of-use assets obtained in exchange for operating lease liabilities	123,637	26,826
Finance right-of-use assets obtained in exchange for finance lease liabilities	636	—
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Note 1. Nature of the Business and Organization
DigitalOcean Holdings, Inc. and its subsidiaries (collectively, the Company, we, our, us) is a leading cloud computing platform, offering simple, scalable and approachable on-demand cloud and AI services for digital native enterprises around the world. The Company’s platform simplifies cloud computing and AI, enabling its customers to rapidly accelerate innovation and productivity. The Company offers a comprehensive set of cloud platform capabilities which spans across Infrastructure-as-a-Service (“IaaS”), including Droplet virtual machines, storage and networking offerings; Platform-as-a-Service (“PaaS”) and Software-as-a-Service (“SaaS”), including Managed Hosting, Managed Database, Managed Kubernetes and Marketplace offerings. The Company also offers a comprehensive artificial intelligence and machine learning (“AI/ML”) platform - DigitalOcean Gradient™ AI Agentic Cloud which includes Gradient AI Infrastructure with offerings such as GPU Droplets and Bare Metal GPUs; the Gradient AI Platform which offers various building block services including Large Language Models (“LLMs”); and Gradient AI Agents. The Company continues to invest in its platform to further penetrate the growing markets in which it operates.
The Company has adopted a holding company structure and the primary operations are performed globally through its wholly owned operating subsidiaries.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include accounts of the Company and all wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of June 30, 2025, results of operations for the three and six months ended June 30, 2025 and 2024, cash flows for the six months ended June 30, 2025 and 2024, and stockholders' deficit for the three and six months ended June 30, 2025 and 2024.
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
As a result, the condensed consolidated statements of operations for the three and six months ended June 30, 2024 have been recast to reflect the effects of the changes in cost of revenue, gross profit, sales and marketing, research and development and total operating expenses. There was no change in income from operations, net income attributable to common stockholders or net income per share attributable to common stockholders for the three and six months ended June 30, 2024 as a result of these reclassifications. The condensed consolidated balance sheets, condensed consolidated statements of comprehensive income, condensed consolidated statements of stockholders’ deficit, and the condensed consolidated statements of cash flows were not affected by changes in the presentation of these costs.
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

Restricted Cash
The following table reconciles cash, cash equivalents and restricted cash per the condensed consolidated statements of cash flows:

	June 30,
	2025	2024
Cash and cash equivalents	$387,745	$443,110
Restricted cash(1)	1,747	1,747
Total cash, cash equivalents and restricted cash	$389,492	$444,857
___________________
(1) Restricted cash consists of deposits in financial institutions related to a letter of credit used to secure a lease agreement.
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
The following table presents the changes in the allowance for expected credit losses for the period presented:

Amount
Balance as of December 31, 2024	$5,940
Provision for expected credit losses	8,607
Write-offs and other	(8,481)
Balance as of June 30, 2025	$6,066
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
Revenue by customer category, as determined based on the customers’ spend in a given month, was as follows:

	Three Months Ended June 30,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue(1)
Builders	$62,789	29%	$58,466	30%
Scalers	78,986	36%	69,937	36%
Scalers+	53,052	24%	39,257	21%
Learners, Testers and Other(2)	23,873	11%	24,816	13%
Total	$218,700	100%	$192,476	100%

	Six Months Ended June 30,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Builders	$124,194	29%	$115,915	31%
Scalers	155,244	36%	138,155	37%
Scalers+	101,373	24%	73,512	19%
Learners, Testers and Other(2)	48,592	11%	49,624	13%
Total	$429,403	100%	$377,206	100%
___________________________
(1) May not recalculate due to rounding.
(2) Other includes miscellaneous revenue and other reserve adjustments.

Geographical Information
Revenue, as determined based on the Company’s customers’ billing address, was as follows:

	Three Months Ended June 30,
	2025		2024
	Amount	Percentage of Revenue(1)	Amount	Percentage of Revenue(1)
North America	$79,560	37%	$73,682	38%
Europe	59,660	27%	54,565	28%
Asia	50,752	23%	44,345	23%
Rest of the world	28,728	13%	19,884	11%
Total	$218,700	100%	$192,476	100%

	Six Months Ended June 30,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue(1)
North America	$157,497	37%	$141,069	37%
Europe	118,135	28%	109,012	29%
Asia	101,768	24%	87,860	23%
Rest of the world	52,003	11%	39,265	11%
Total	$429,403	100%	$377,206	100%
___________________________
(1) May not recalculate due to rounding.
Revenue derived from customers in the United States was 31% of total revenue for the three and six months ended June 30, 2025, and 32% and 31% of total revenue for the three and six months ended June 30, 2024, respectively.
Deferred Revenue
Deferred revenue was $11,264 and $5,397 as of June 30, 2025 and December 31, 2024, respectively. Revenue recognized during the three months ended June 30, 2025 and 2024 was $650 and $823, respectively, and $2,885 and $2,934 during the six months ended June 30, 2025 and 2024, respectively, which was included in the deferred revenue balances at the beginning of each respective period.
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
The Company’s customer base consists of a significant number of geographically dispersed customers. No customer represented 10% or more of accounts receivable, net as of June 30, 2025 and December 31, 2024. Additionally, no customer accounted for 10% or more of total revenue during the three and six months ended June 30, 2025 and 2024.
Remaining Performance Obligations
The Company has performance obligations associated with commitments in customer contracts for future services that have not yet been recognized in the condensed consolidated financial statements. As of June 30, 2025, the aggregate transaction price allocated to the remaining performance obligations was $53,402, which is expected to be recognized as revenue over the remaining life of the contracts. The weighted-average remaining life of these contracts is 1.9 years. The Company has applied the optional exemption to exclude contracts with an original expected term of one year or less from this amount.

Note 4. Fair Value Measurements
The fair value of the Company’s financial assets measured on a recurring basis was as follows:

	June 30, 2025
	Level I	Total
Cash and cash equivalents:
Cash	$89,964	$89,964
Money market funds	297,781	297,781
Total Cash and cash equivalents	$387,745	$387,745

	December 31, 2024
	Level I	Total
Cash and cash equivalents:
Cash	$79,378	$79,378
Money market funds	349,068	349,068
Total Cash and cash equivalents	$428,446	$428,446
The Company classifies its highly liquid money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company had no Level 2 or Level 3 financial assets as of June 30, 2025 and December 31, 2024.
Interest income from investments was $3,202 and $5,128 for the three months ended June 30, 2025 and 2024, respectively, and $6,859 and $10,402 for the six months ended June 30, 2025 and 2024, respectively.
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

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Notes	$1,489,164	$1,400,625	$1,485,366	$1,344,375
The carrying value of the Convertible Notes as of June 30, 2025 and December 31, 2024 was net of unamortized debt issuance costs of $10,836 and $14,634, respectively.
The total fair value of the Convertible Notes was determined based on the closing trading price as of the last day of trading for the period. The Company classifies the fair value to be a Level 2 valuation within the fair value measurement hierarchy due to the limited trading activity.

Note 5. Balance Sheet Details
Property and equipment, net
Property and equipment, net consisted of the following:

	June 30, 2025	December 31, 2024
Servers and related equipment	$909,179	$833,893
Furniture and fixtures	161	1,558
Leasehold improvements	285	6,985
Internal-use software	99,259	94,981
Equipment under finance leases	12,542	12,138
Property and equipment, gross	$1,021,426	$949,555

Less: accumulated depreciation	$(474,163)	$(439,664)
Less: accumulated amortization	(81,742)	(77,347)
Property and equipment, net	$465,521	$432,544
Depreciation expense on property and equipment was $25,589 and $25,981 for the three months ended June 30, 2025 and 2024, respectively, and $47,348 and $50,619 for the six months ended June 30, 2025 and 2024, respectively.
Capitalized costs related to the development of computer software for internal use was $1,688 and $3,346 for the three months ended June 30, 2025 and 2024, respectively, and $4,287 and $5,418 for the six months ended June 30, 2025 and 2024, respectively, which is included in internal-use software costs within property and equipment, net. Amortization expense related to internal-use software was $2,145 and $1,413 for the three months ended June 30, 2025 and 2024, respectively, and $4,399 and $2,927 for the six months ended June 30, 2025 and 2024, respectively.
Other assets
Other assets consisted of the following:

	June 30, 2025	December 31, 2024
Prepaid expenses, long term	$7,892	$5,353
Deferred financing fees	5,109	782
Other assets	2,041	2,402
Total other assets	$15,042	$8,537

Note 6. Debt
Convertible Notes
In November 2021, the Company issued $1,500,000 aggregate principal amount of Convertible Notes in a private offering, including the exercise in full of the over-allotment option granted to the initial purchasers of $200,000. The Convertible Notes are senior unsecured obligations of the Company and do not bear interest, and the principal amount of the Convertible Notes does not accrete. The Convertible Notes will mature on December 1, 2026 unless earlier converted, redeemed, or repurchased. Amortization of deferred financing fees was $1,900 and $1,891 for the three months ended June 30, 2025 and 2024, respectively, and $3,798 and $3,779, for the six months ended June 30, 2025 and 2024, respectively.
During the three months ended June 30, 2025, none of the circumstances allowing holders to convert the Convertible Notes were met.
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
The Credit Agreement includes customary representations, warranties, and affirmative and negative covenants, including financial covenants that require the Company to maintain certain levels of total net leverage ratio and interest coverage ratio. The negative covenants include restrictions on liens, investments, indebtedness, fundamental changes, asset dispositions, dividend payments and other restricted payments, transactions with affiliates, prepayments of subordinated debt and other matters, all subject to certain exceptions. The obligations under the Credit Agreement are required to be guaranteed by the Company and certain of the Company’s material domestic subsidiaries and are secured by substantially all of the assets of the Company, the Borrower and such subsidiary guarantors, subject to customary exceptions. The initial guarantors as of the closing under the Credit Agreement include the Company and Paperspace Co. The Credit Agreement also includes customary events of default. Upon the occurrence and during the continuance of an event of default, the Lenders may terminate their commitments and accelerate any outstanding obligations under the Credit Agreement and may exercise certain other rights and remedies provided for under the Credit Agreement, the other loan documents and applicable law. As of June 30, 2025, the Company was in compliance with all covenants under the 2025 Credit Facility.
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
In connection with the 2025 Credit Facility, the Company incurred $4,560 of issuance fees which are recognized as deferred financing fees in Other assets within the condensed consolidated balance sheets. Deferred financing fees allocated to the Revolving Facility are amortized over the remaining term of the 2025 Credit Facility, and deferred financing fees allocated to the Term Loan Facility are deferred until drawdown.
As of June 30, 2025, the Company had no outstanding borrowings under the 2025 Credit Facility.

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
On May 5, 2025, upon entry into the 2025 Credit Facility described above, the Company terminated its 2022 Credit Facility.
Note 7. Commitments and Contingencies
Purchase Commitments
As of June 30, 2025, the Company had long-term commitments and purchase orders with various software license, bandwidth, network services and third-party license vendors. The Company’s purchase commitments have not materially changed since December 31, 2024.
Leases
As of June 30, 2025, the Company had $3,218 of estimated undiscounted fixed payment obligations, mostly related to leases of co-location space at data center facilities, that have not yet commenced and were not included in the condensed consolidated balance sheets. These leases are expected to commence between July 2025 and September 2025, and have a weighted-average lease term of 3.6 years.
Letter of Credit
In conjunction with the execution of an office space operating lease, a letter of credit in the amount of $1,747 was issued and outstanding as of June 30, 2025 and December 31, 2024. No draws were made under the letter of credit. These funds are included as restricted cash on the condensed consolidated balance sheets as they are related to an operating lease and are included in beginning and ending cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows.
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
During the three and six months ended June 30, 2025, the Company repurchased and retired 691,290 and 2,255,544 shares of common stock for an aggregate purchase price of $20,147 and $79,199, respectively, which excludes a 1% excise tax on net share repurchases imposed under the Inflation Reduction Act. All purchased shares were retired and are reflected as a reduction of common stock for the par value of shares, with the excess applied to additional paid-in capital. As of June 30, 2025, the accrued excise tax on net share repurchases was $407.

Note 9. Stock-Based Compensation
Equity Incentive Plan
In March 2021, the Company’s Board of Directors adopted, and the stockholders approved, the 2021 Equity Incentive Plan (“2021 Plan”). The 2021 Plan is a successor to and continuation of the 2013 Stock Plan. The 2021 Plan became effective on the date of the IPO with no further grants being made under the 2013 Stock Plan, however, awards outstanding under the 2013 Stock Plan will continue to be governed by their existing terms. The 2021 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, RSUs, PRSUs, MRSUs and other awards to employees, directors, and consultants. Shares issued pursuant to the exercise of these awards are transferable by the holder. There were 25,512,131 shares available for grant under the 2021 Plan as of June 30, 2025.
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
On April 25, 2025, the Company granted LTIP PRSU awards (the “2025 LTIP PRSUs”). The financial performance level under the 2025 LTIP PRSUs can be attained based on the achievement of certain annual run-rate revenue (“ARR”) and adjusted free cash flow margin targets. Under the 2025 LTIP PRSUs, 75% of the awards can be achieved based on the ARR targets and 25% of the awards can be achieved based on the adjusted free cash flow margin targets. The target shares granted under the 2025 LTIP PRSUs were 218,486. The actual number of shares that are received under the 2025 LTIP PRSUs may be higher or lower than the target shares based on the actual financial metrics achieved relative to the target financial metrics for fiscal year 2025.
As of June 30, 2025, there was $131,757 of unrecognized stock-based compensation, net of estimated forfeitures, related to outstanding RSUs, that is expected to be recognized over a weighted-average period of 2.7 years. As of June 30, 2025, there was $6,474 of unrecognized stock-based compensation related to outstanding PRSUs that is expected to be recognized over a weighted-average period of 2.6 years.
MRSU
On February 12, 2024, Padmanabhan Srinivasan joined the Company in the role of CEO. As part of his compensation package, Mr. Srinivasan received an MRSU with an estimated grant date fair value of approximately $8,000, which vests upon the satisfaction of certain service conditions and the achievement of certain Company stock price goals during a five-year performance period.
As of June 30, 2025, there was $5,057 of unrecognized stock-based compensation related to the MRSU award that is expected to be recognized over a weighted-average period of 3.7 years.
ESPP
In March 2021, the Company’s Board of Directors adopted, and the stockholders approved, the 2021 Employee Stock Purchase Plan (“ESPP”). Eligible employees enroll in the offering period at the start of each purchase period, whereby they may purchase a number of shares at a price per share equal to 85% of the lesser of (1) the stock price at the employee’s first participation in the offering period or (2) the fair market value of the Company’s common stock on the purchase date. The Company’s current offering period began on May 21, 2025 and is expected to end on May 20, 2026. There were 5,202,269 shares available for grant under the ESPP as of June 30, 2025.
Stock-Based Compensation
Stock-based compensation is included in the condensed consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Cost of revenue(1)	$1,422	$1,611	$2,817	$2,987
Research and development(1)	9,456	8,480	17,725	17,468
Sales and marketing(1)	3,089	2,610	5,635	5,935
General and administrative	7,114	9,132	14,336	18,320
Total	$21,081	$21,833	$40,513	$44,710
___________________
(1)Amounts for the three and six months ended June 30, 2024 have been recast to conform with current period presentation. Refer to Note 2. Summary of Significant Accounting Policies, Prior Period Reclassification for further details.
Note 10. Net Income per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
Basic net income per share:
Numerator:
Net income attributable to common stockholders	$37,027	$19,138	$75,231	$33,277
Denominator:
Weighted-average shares used to compute net income per share	91,097	91,318	91,538	91,049
Basic net income per share attributable to common stockholders	$0.41	$0.21	$0.82	$0.37

Diluted net income per share:
Numerator:
Net income attributable to common stockholders	$37,027	$19,138	$75,231	$33,277
Interest expense on dilutive convertible notes, net of tax	1,733	—	3,195	—
Net income used in diluted calculation	$38,760	$19,138	$78,426	$33,277
Denominator:
Number of shares used in basic calculation	91,097	91,318	91,538	91,049
Weighted-average effect of dilutive securities:
Stock Options	689	1,573	812	1,751
RSUs	392	880	711	1,133
PRSUs	36	61	57	72
Convertible Notes	8,403	—	8,403	—
Number of shares used in diluted calculation	100,617	93,832	101,521	94,005
Diluted net income per share attributable to common stockholders	$0.39	$0.20	$0.77	$0.35

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Stock Options	—	6	—	7
RSUs	3,957	3,430	2,982	1,956
Convertible Notes	—	8,403	—	8,403
Total	3,957	11,839	2,982	10,366
Note 11. Income Taxes
The computation of the provision for, or benefit from, income taxes for an interim period is determined using an estimated annual effective tax rate, adjusted for discrete items, if any. Each quarter, the Company updates the estimated annual effective tax rate and records a year-to-date adjustment to the tax provision as necessary.
For the three and six months ended June 30, 2025, the Company recorded tax expense of $5,421 and $8,597, respectively. The effective tax rate for the three and six months ended June 30, 2025 was 12.8% and 10.3%, respectively. The effective tax rate differs from the statutory rate primarily as a result of having a full valuation allowance in the U.S. and the mix of income in the foreign jurisdictions in which the Company conducts business, excess tax benefits from stock-based compensation and utilization of research and development credits.
For the three and six months ended June 30, 2024, the Company recorded a tax expense of $5,671 and $5,787, respectively. The effective tax rate for the three and six months ended June 30, 2024 was 22.9% and 14.8%, respectively. The effective tax rate differs from the statutory rate primarily as a result of having a full valuation allowance in the U.S., the mix of income in the foreign jurisdictions in which the Company conducts business, and excess tax benefits from stock-based compensation.
The Organization for Economic Co-operation and Development Pillar Two guidelines published to date include transition and safe harbor rules around the implementation of the Pillar Two global minimum tax of 15%. Based on current enacted legislation, the Company is not subject to Pillar Two tax since the Company’s revenue is currently below the threshold. The Company is monitoring developments and evaluating the impacts these new rules will have on its future income tax provision and effective income tax rate.
Given the Company's current and forecast earnings as well as anticipated realization of deferred tax assets, the Company believes that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to support the realization of deferred tax assets for which there is currently a valuation allowance. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period in which the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that the Company is able to actually achieve.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the impact on its condensed consolidated financial statements and disclosures.

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
Long-lived assets include property and equipment, net and operating lease right-of-use assets, net. The geographic locations of the Company’s long-lived assets, net, based on physical location of the assets, are as follows:

	June 30, 2025	December 31, 2024
United States	$498,444	$381,708
Netherlands	76,240	76,707
Germany	45,797	44,489
Canada	35,690	32,688
Other	78,483	84,829
Total	$734,654	$620,421
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
We offer a comprehensive set of cloud platform capabilities which spans across Infrastructure-as-a-Service (“IaaS”), including Droplet virtual machines, storage and networking offerings; Platform-as-a-Service (“PaaS”) and Software-as-a-Service (“SaaS”), including Managed Hosting, Managed Database, Managed Kubernetes and Marketplace offerings. We also offer a comprehensive artificial intelligence and machine learning (“AI/ML”) platform - DigitalOcean Gradient™ AI Agentic Cloud which includes Gradient AI Infrastructure with offerings such as GPU Droplets and Bare

Metal GPUs; the Gradient AI Platform which offers various building block services including Large Language Models (“LLMs”); and Gradient AI Agents. We continue to invest in our platform to further penetrate the growing markets in which we operate.
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
We refer to our Builders, Scalers and Scalers+ customers collectively as our Higher Spend Customers (as further described in "Higher Spend Customers" below). Growing our Higher Spend Customers is a critical focus for us, and we have successfully increased the number of these customers and their percentage of our total revenue. Revenue from our Higher Spend Customers as a percentage of total revenue was 89% in the three months ended June 30, 2025, up from approximately 87% in the three months ended June 30, 2024. We had approximately 174,000 Higher Spend Customers using our platform to build, deploy and scale applications as of June 30, 2025, up from approximately 160,000 as of June 30, 2024.
Our average revenue per customer (ARPU, as further described in “ARPU” below), has increased from $99.45 in the three months ended June 30, 2024 to $111.70 in the three months ended June 30, 2025. We had no material customer concentration as our top 25 customers made up approximately 9% and 8% of our revenue in the three months ended June 30, 2025 and 2024, respectively.
Our annual run-rate (ARR, as further described in “ARR” below), as of June 30, 2025 was $875 million, up from $770 million as of June 30, 2024.
We have a highly efficient self-service customer acquisition model, which we complement with a sales force focused on inside sales, targeted outside sales and partnership opportunities to drive revenue growth. The efficiency of our go-to-market model and our focus on the needs of digital native enterprises have enabled us to drive organic growth and establish a truly global customer base across a broad range of industries. We focus on customer acquisition, our self-service acquisition funnel, customer support and success, community education, inside sales, targeted outside sales, and partnership and channel development. For each of the three months ended June 30, 2025 and 2024 our sales and marketing expense was approximately 9% of our revenue.
Our customers are spread across approximately 190 countries and around two-thirds of our revenue has historically come from customers located outside the United States. For the three months ended June 30, 2025, 37% of our revenue was generated from North America, 27% from Europe, 23% from Asia and 13% from the rest of the world.

Key Factors Affecting Our Performance
Increasing Usage by Our Existing Customers
Our existing customer base represents a significant opportunity for further sales expansion through increased usage of our platform and adoption of additional product offerings. We are highly focused on gaining a better understanding of the needs and growth plans of our existing customers, increasing our feature velocity and shaping our product roadmap around the needs of Higher Spend Customers, and introducing an account management function to provide more direct coverage of our top spending accounts. This deeper relationship with our customers will help us identify opportunities to educate our customer base on ways to utilize the platform more effectively for their individual use cases, as well as provide a feedback loop to inform our product roadmap, in order to build trust with customers and encourage them to run more of their critical cloud workloads on our platform. We closely monitor our net dollar retention (“NDR”), which reflects our ability to retain and grow revenue from our existing customers. NDR increased from 97% during the three months ended June 30, 2024 to 99% during the three months ended June 30, 2025 driven by improved net expansion. We expect to increase our revenue in the future from existing customers through the introduction of new products and features tailored to our Higher Spend Customers through expanded customer outreach, and targeted services to support our customers in migrating additional workloads from other cloud providers to DigitalOcean.
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
Macroeconomic Conditions
Unfavorable conditions in the economy both in the United States and abroad, including conditions resulting from trade tension and/or the imposition of trade restrictions (including recent U.S. tariffs imposed and/or threatened to be imposed and any retaliatory actions taken by other countries), changes in gross domestic product growth, supply chain disruptions, inflationary pressures, high interest rates, financial and credit market fluctuations, volatility in the capital markets, liquidity concerns at, and failures of, banks and other financial institutions, geopolitical tensions, political turmoil, political instability and transitions of power in regions where we operate, natural catastrophes, outbreaks of contagious diseases, warfare and terrorist attacks on the United States, Europe or elsewhere, including military actions affecting Russia, Ukraine, the Middle East or elsewhere, could cause a decrease in business investments in information technology and negatively affect the growth of our business and our results of operations.
We will continue to monitor the direct and indirect impacts of these or similar circumstances on our business and our results of operations. The implications of macroeconomic conditions on our business, results of operations, and overall financial position remain uncertain.
Key Business Metrics
We utilize the key metrics set forth below to help us evaluate our business and growth, identify trends, formulate financial projections and make strategic decisions. We are not aware of any uniform standards for calculating these key metrics, and other companies may not calculate similarly titled metrics in a consistent manner, which may hinder comparability.

	Three Months Ended June 30,
	2025	2024
Builders(1)	154,186	142,546
Scalers(1)	19,680	16,990
Scalers+(1)	585	474
ARPU	$111.70	$99.45
ARR (in millions)(2)	$875	$770
Net dollar retention rate	99%	97%
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

ARPU
We believe that our average revenue per customer, which we refer to as ARPU, is a strong indication of our ability to acquire new customers with higher spending levels and expand usage of our platform by our existing customers. We calculate ARPU on a monthly basis as our total revenue from Learners, Builders, Scalers and Scalers+ in that period divided by the total number of Learners, Builders, Scalers and Scalers+ customers determined as of the last day of that month. For a quarterly or annual period, ARPU is determined as the weighted-average monthly ARPU over such three or 12-month period.
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
Components of Results of Operations
Revenue
We offer a comprehensive set of cloud platform capabilities which spans across IaaS, including Droplet virtual machines, storage and networking offerings; PaaS and SaaS, including Managed Hosting, Managed Database, Managed Kubernetes and Marketplace offerings. We also offer a comprehensive AI/ML platform - DigitalOcean Gradient™ AI Agentic Cloud which includes Gradient AI Infrastructure with offerings such as GPU Droplets and Bare Metal GPUs; the Gradient AI Platform which offers various building block services including LLMs; and Gradient AI Agents. We continue to invest in our platform to further penetrate the growing markets in which we operate.
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
As a result, the condensed consolidated statements of operations for the three and six months ended June 30, 2024 have been recast to reflect the effects of the changes in cost of revenue, gross profit, sales and marketing, research and development and total operating expenses. There was no change in income from operations, net income attributable to common stockholders or net income per share attributable to common stockholders for the three and six months ended June 30, 2024 as a result of these reclassifications. The condensed consolidated balance sheets, condensed consolidated statements of comprehensive income, condensed consolidated statements of stockholders’ deficit, and the condensed consolidated statements of cash flows were not affected by changes in the presentation of these costs.

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in thousands)
Revenue	$218,700	$192,476	$429,403	$377,206
Cost of revenue(1)(2)	87,755	78,328	169,014	153,910
Gross profit	130,945	114,148	260,389	223,296
Operating expenses:
Research and development(1)(2)	39,644	32,984	79,238	65,911
Sales and marketing(1)(2)	19,288	17,997	38,689	36,907
General and administrative(2)	36,394	40,839	69,201	86,612
Total operating expenses	95,326	91,820	187,128	189,430

Income from operations	35,619	22,328	73,261	33,866
Other income, net	6,829	2,481	10,567	5,198
Income before income taxes	42,448	24,809	83,828	39,064
Income tax expense	(5,421)	(5,671)	(8,597)	(5,787)
Net income attributable to common stockholders	$37,027	$19,138	$75,231	$33,277
___________________
(1) Amounts have been recast to reflect the effects of the changes in cost of revenue, research and development and sales and marketing for the three and six months ended June 30, 2024. Refer to Note 2. Summary of Significant Accounting Policies, Prior Period Reclassification, in our condensed consolidated financial statements for further details.
(2) Includes stock-based compensation as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in thousands)
Cost of revenue(1)	$1,422	$1,611	$2,817	$2,987
Research and development(1)	9,456	8,480	17,725	17,468
Sales and marketing(1)	3,089	2,610	5,635	5,935
General and administrative	7,114	9,132	14,336	18,320
Total stock-based compensation	$21,081	$21,833	$40,513	$44,710
___________________
(1)     Amounts have been recast to reflect the effects of the changes in cost of revenue, research and development and sales and marketing for the three and six months ended June 30, 2024. Refer to Note 2. Summary of Significant Accounting Policies, Prior Period Reclassification, in our condensed consolidated financial statements for further details.

The following table sets forth our results of operations as a percentage of revenue for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue	100%	100%	100%	100%
Cost of revenue(1)	40	41	39	41
Gross profit	60	59	61	59
Operating expenses:
Research and development(1)	18	17	18	17
Sales and marketing(1)	9	9	9	10
General and administrative	17	21	16	23
Total operating expenses(2)	44	48	44	50

Income from operations(2)	16	12	17	9
Other income, net	3	1	2	1
Income before income taxes(2)	19	13	20	10
Income tax expense	(2)	(3)	(2)	(2)
Net income attributable to common stockholders(2)	17%	10%	18%	9%
___________________
(1)Amounts have been recast to reflect the effects of the changes in cost of revenue, research and development and sales and marketing for the three and six months ended June 30, 2024. Refer to Note 2. Summary of Significant Accounting Policies, Prior Period Reclassification, in our condensed consolidated financial statements for further details.
(2)May not foot due to rounding.
Comparison of the Three Months Ended June 30, 2025 and 2024
Revenue

	Three Months Ended June 30,
	2025	2024	$ Change	% Change

	(in thousands)
Revenue	$218,700	$192,476	$26,224	14%
Revenue increased $26.2 million, or 14%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily driven by a 12% increase in ARPU to $111.70 from $99.45, and a 16% increase in revenue from our Higher Spend Customers. The increase in ARPU was primarily driven by continued adoption of our products by our existing customers leading to higher average usage on our platform.
Cost of Revenue

	Three Months Ended June 30,
	2025	2024	$ Change	% Change

	(in thousands)
Cost of revenue	$87,755	$78,328	$9,427	12%
Cost of revenue increased $9.4 million, or 12%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The change is primarily due to increases of $8.6 million in co-location costs as a result of our data center expansion and $1.1 million in costs related to our revenue share programs, partially offset by a net decrease of $0.4 million in other costs. Gross profit increased to 60% for the three months ended June 30, 2025 from 59% for the three months ended June 30, 2024 primarily due to higher revenue, offset by an increase in co-location costs driven by our data center expansion.

Operating Expenses

	Three Months Ended June 30,
	2025	2024	$ Change	% Change

	(in thousands)
Research and development	$39,644	$32,984	$6,660	20%
Sales and marketing	19,288	17,997	1,291	7%
General and administrative	36,394	40,839	(4,445)	(11%)
Total operating expenses	$95,326	$91,820	$3,506	4%
Research and development expenses increased $6.7 million, or 20%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The change is primarily due to an increase of $5.0 million in personnel costs mainly driven by increased headcount, as well as annual merit-based salary increases and lower capitalized internal-use software development costs of $1.7 million.
Sales and marketing expenses increased $1.3 million, or 7%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The change is primarily due to an increase of $0.9 million in personnel costs mainly driven by increased headcount, and a net increase of $0.4 million in other costs.
General and administrative expenses decreased $4.4 million, or 11%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The change is primarily due to decreases of $9.1 million in personnel and recruiting costs, primarily due to costs incurred in the second quarter of 2024 related to acquisition-related deferred compensation and reorganization, including the reversal of stock-based compensation from forfeited RSUs and other related costs, partially offset by increases of $1.7 million in professional services costs, $1.3 million in digital services tax expenses, $1.0 million in payment processing fees and provision for expected credit losses due to higher revenue, and $0.7 million in other costs.
Other Income, net

	Three Months Ended June 30,
	2025	2024	$ Change	% Change

	(in thousands)
Other income, net	$6,829	$2,481	$4,348	175%
Other income, net increased $4.3 million, or 175%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to an increase of $6.0 million in unrealized gains from foreign currency fluctuations from our operations, partially offset by a decrease of $1.9 million due to reduced interest income from our investments.
Income Tax Expense

	Three Months Ended June 30,
	2025	2024	$ Change	% Change

	(in thousands)
Income tax expense	$(5,421)	$(5,671)	$250	(4%)
Income tax expense decreased $0.3 million, or 4%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily as a result lower net operating loss (“NOL”) utilization in 2025 compared to 2024.

Comparison of the Six Months Ended June 30, 2025 and 2024
Revenue

	Six Months Ended June 30,
	2025	2024	$ Change	% Change

	(in thousands)
Revenue	$429,403	$377,206	$52,197	14%
Revenue increased $52.2 million, or 14%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase in revenue was primarily driven by a 13% increase in ARPU to $110.14 from $97.28; and a 16% increase in revenue from Higher Spend Customers. The increase in ARPU was primarily driven by continued adoption of our products by our existing customers leading to higher average usage of our platform.
Cost of Revenue

	Six Months Ended June 30,
	2025	2024	$ Change	% Change

	(in thousands)
Cost of revenue	$169,014	$153,910	$15,104	10%
Cost of revenue increased $15.1 million, or 10%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The change is primarily due to increases of $14.3 million in co-location costs as a result of our data center expansion, $2.1 million in costs related to our revenue share programs, and $1.8 million in third-party license fees, partially offset by a decrease of $2.9 million in depreciation and amortization as lower depreciation expense resulting from our change in useful life of servers and related equipment from five years to six years effective October 1, 2024 partially offset by depreciation associated with equipment placed in service in the past year. Gross profit increased to 61% for the six months ended June 30, 2025 from 59% for the six months ended June 30, 2024, primarily due to an increase in revenue, offset by co-location costs and a net decrease in depreciation and amortization, resulting from the change in useful life of servers and related equipment, somewhat offset by our continued investment in AI/ML offerings and our data center expansion.
Operating Expenses

	Six Months Ended June 30,
	2025	2024	$ Change	% Change

	(in thousands)
Research and development	$79,238	$65,911	$13,327	20%
Sales and marketing	38,689	36,907	1,782	5%
General and administrative	69,201	86,612	(17,411)	(20%)
Total operating expenses	$187,128	$189,430	$(2,302)	(1%)
Research and development expenses increased $13.3 million, or 20%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The change is primarily due to increases of $8.2 million in personnel costs mainly driven by increased headcount as well as annual merit-based salary increases, $1.8 million in professional services costs, lower capitalized internal-use software development costs of $1.6 million, and increases of $1.0 million in software costs and $0.7 million in other costs.
Sales and marketing expenses increased $1.8 million, or 5%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The change is primarily due to an increase of $1.0 million in personnel costs mainly driven by increased headcount, and a net increase of $0.8 million in other costs.
General and administrative expenses decreased $17.4 million, or 20%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The change is primarily due to a decrease of $19.4 million in personnel costs, primarily due to costs incurred in the first half of 2024 related to acquisition-related deferred compensation and executive reorganization, including the reversal of stock-based compensation from forfeited RSUs and other related costs, partially offset by increases of $1.6 million in payment processing costs and provision for expected credit losses due to higher revenue, and a net increase of $0.4 million in other costs.

Other Income, net

	Six Months Ended June 30,
	2025	2024	$ Change	% Change

	(in thousands)
Other income, net	$10,567	$5,198	$5,369	103%
Other income, net increased $5.4 million, or 103%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to an increase of $8.7 million in unrealized gains from foreign currency fluctuations from our operations, partially offset by a decrease of $3.5 million due to lower interest income from our investments.

Income Tax Expense

	Six Months Ended June 30,
	2025	2024	$ Change	% Change

	(in thousands)
Income expense	$(8,597)	$(5,787)	$(2,810)	49%
Income tax expense increased $2.8 million, or 49%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily as a result of higher pretax income and lower NOL utilization taken in 2025.

Liquidity and Capital Resources
We have funded our operations since inception primarily with cash flow generated by operations, private offerings of our equity and debt securities, borrowings under our 2022 Credit Facility and capital expenditure financings. Cash provided from these sources is used primarily for operating expenses, such as personnel and co-location costs, and capital expenditures, including our investments in AI/ML and other core product offerings. From time to time, we may also use excess cash and/or debt for share repurchases and investments in marketable securities and cash equivalents.
We believe our existing cash and cash equivalents, cash flow from operations and availability under our 2025 Credit Facility will be sufficient to support working capital and capital expenditure requirements and our outstanding contractual commitments for at least the next 12 months and in the long term. See Note 6. Debt in our condensed consolidated financial statements for a discussion of our new 2025 Credit Facility that we entered into on May 5, 2025, as well as the concurrent termination of our existing 2022 Credit Facility.
We have historically repurchased our common stock pursuant to repurchase programs approved by our Board of Directors. In February 2024, our Board of Directors approved an additional repurchase program of up to an aggregate of $140 million of our common stock through fiscal year 2025. For the six months ended June 30, 2025, we repurchased and retired 2,255,544 shares of common stock for an aggregate purchase price of $79 million.
As of June 30, 2025, we had $3.2 million of estimated undiscounted fixed payment obligations for leases of co-location space at data center facilities that have not yet commenced and were not included on the condensed consolidated balance sheets. These leases are expected to commence between July 2025 and September 2025, and have a weighted-average lease term of 3.6 years.
As of June 30, 2025, we had $387.7 million in cash and cash equivalents. Our cash and cash equivalents primarily consist of cash and money market funds.
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

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(In thousands)	2025	2024
Net cash provided by operating activities	$156,537	$138,033
Net cash (used in) provided by investing activities	(100,407)	12,095
Net cash used in financing activities	(96,876)	(24,193)
(Decrease) increase in cash, cash equivalents and restricted cash	(40,701)	125,874
Operating Activities
Our largest source of operating cash is cash collections from sales to our customers. Our primary uses of cash from operating activities are for personnel costs, co-location costs, payment processing fees, bandwidth and connectivity, server maintenance, software licensing fees, and taxes.
Net cash provided by operating activities was $156.5 million and $138.0 million for the six months ended June 30, 2025 and 2024, respectively. The change was primarily driven by an increase in cash collections from higher revenues, partially offset by higher co-location costs as a result of our data center expansion and higher personnel costs due to increased headcount, as well as annual merit-based salary increases.
Investing Activities
Net cash used in investing activities was $100.4 million for the six months ended June 30, 2025 compared to $12.1 million provided by investing activities for the six months ended June 30, 2024. The change in cash used in investing activities was primarily driven by a $91.7 million reallocation of our marketable securities portfolio to cash equivalents, and increases of $19.0 million in cash payments for capital expenditures and $1.8 million in purchases of intangible assets.
Financing Activities
Net cash used in financing activities of $96.9 million and $24.2 million for the six months ended June 30, 2025 and 2024, respectively. The change was primarily due to an increase of $61.0 million in repurchases and retirement of our common stock, an increase $2.8 million in employee payroll taxes paid related to net settlement of equity awards and a decrease of $4.7 million in proceeds related to the issuance of common stock under our 2021 Plan.
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

The following table presents a reconciliation of net income attributable to common stockholders, the most directly comparable financial measure stated in accordance with GAAP, to adjusted EBITDA for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
GAAP Net income attributable to common stockholders	$37,027	$19,138	$75,231	$33,277

Adjustments:
Depreciation and amortization	32,765	33,129	61,975	65,016
Stock-based compensation(1)	21,081	21,833	40,513	44,563
Interest expense	2,239	2,321	4,447	4,625
Acquisition related compensation	—	3,716	—	8,246
Acquisition and integration related costs	—	(19)	—	—
Income tax expense	5,421	5,671	8,597	5,787
Loss on extinguishment of debt	269	—	269	—
Restructuring related charges(1)(2)	—	243	—	3,863
Impairment of certain long-lived assets	—	356	—	356
Interest income and other income, net(3)	(9,337)	(4,802)	(15,283)	(9,823)
Adjusted EBITDA	$89,465	$81,586	$175,749	$155,910
As a percentage of revenue:
Net income margin	17%	10%	18%	9%
Adjusted EBITDA margin	41%	42%	41%	41%
___________________
(1)For the six months ended June 30, 2024, non-GAAP stock-based compensation excludes $0.1 million as it is presented in restructuring related charges.
(2)For the three and six months ended June 30, 2024, primarily consists of executive reorganization charges.
(3)For the three and six months ended June 30, 2025, primarily consists of interest income from our cash and cash equivalents. For the three and six months ended June 30, 2024, primarily consists of interest and accretion income from our cash and cash equivalents and marketable securities.
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
The following table presents a reconciliation of net income attributable to common stockholders, the most directly comparable financial measure stated in accordance with GAAP, to non-GAAP net income for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
GAAP Net income attributable to common stockholders	$37,027	$19,138	$75,231	$33,277
Stock-based compensation(1)	21,081	21,833	40,513	44,563
Acquisition related compensation	—	3,716	—	8,246
Amortization of acquired intangible assets	5,031	5,735	10,228	11,470
Acquisition and integration related costs	—	(19)	—	—
Loss on extinguishment of debt	269	—	269	—
Restructuring related charges(1)(2)	—	243	—	3,863
Impairment of certain long-lived assets	—	356	—	356
Non-GAAP income tax adjustment(3)	(5,593)	(3,397)	(12,977)	(11,423)
Non-GAAP Net income	$57,815	$47,605	$113,264	$90,352

Non-cash charges related to convertible notes(4)	$1,596	$1,588	$3,191	$3,174
Non-GAAP Net income used to compute net income per share, diluted	$59,411	$49,193	$116,455	$93,526

GAAP Net income per share attributable to common stockholders, diluted	$0.39	$0.20	$0.77	$0.35
Stock-based compensation(1)	0.21	0.21	0.40	0.44
Acquisition related compensation	—	0.04	—	0.08
Amortization of acquired intangible assets	0.05	0.06	0.10	0.11
Acquisition and integration related costs	—	—	—	—
Loss on extinguishment of debt	—	—	—	—
Restructuring related charges(1)(2)	—	—	—	0.04
Impairment of certain long-lived assets	—	—	—	—
Non-cash charges related to convertible notes(4)	0.02	0.02	0.03	0.03
Non-GAAP income tax adjustment(3)	(0.08)	(0.03)	(0.15)	(0.11)
Non-GAAP Net income per share, diluted(5)	$0.59	$0.48	$1.15	$0.91

GAAP Weighted-average shares used to compute net income per share, diluted	100,617	93,832	101,521	94,005
Weighted-average dilutive effect of potentially dilutive securities	—	8,403	—	8,403
Non-GAAP Weighted-average shares used to compute net income per share, diluted	100,617	102,235	101,521	102,408
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of June 30, 2025. Based on such evaluation, our CEO and CFO concluded that, as of June 30 2025, our disclosure controls and procedures were effective at the reasonable assurance level that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with management’s evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
The following table provides information with respect to repurchases of shares of common stock by the Company during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Program(1)
April 1-30, 2025	234,503	$29.11	234,503	$16,744
May 1-31, 2025	227,620	$29.97	227,620	$9,923
June 1-30, 2025	229,167	$28.36	229,167	$3,425
Total	691,290	$29.14	691,290
___________________________
(1)On February 20, 2024, our Board of Directors approved the repurchase of up to an aggregate of $140 million of the Company’s common stock (“2024 Share Buyback Program”). Pursuant to the 2024 Share Buyback Program, repurchases of the Company’s common stock were made at prevailing market prices through open market purchases, in negotiated transactions off the market or otherwise, including through Rule 10b5-1 plans. The repurchase program is authorized through fiscal year 2025; however, the Company is not obligated to acquire any particular amount of common stock and the program may be extended, modified, suspended or discontinued at any time at the Company’s discretion.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On June 5, 2025, Bratin Saha, the Company’s Chief Product and Technology Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Saha 10b5-1 Plan”). The Saha 10b5-1 Plan contemplates the sale of up to 130,557 shares of the Company’s common stock between September 3, 2025 and June 1, 2026.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Credit Agreement, dated as of May 5, 2025, between DigitalOcean Holdings, Inc., DigitalOcean, LLC, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as Administrative Agent.	8-K	001-40252	10.1	5/6/2025
31.1	Certification of Padmanabhan Srinivasan, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of W. Matthew Steinfort, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
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

DigitalOcean Holdings, Inc.

Date:	August 5, 2025	By:	/s/ Padmanabhan Srinivasan
Padmanabhan Srinivasan
Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2025	By:	/s/ W. Matthew Steinfort
W. Matthew Steinfort
Chief Financial Officer
(Principal Financial Officer)