Form 10-Q
period 2025-09-30
DigitalOcean Holdings, Inc.
filed 2025-11-05
CIK 1582961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2025
OR
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
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 29, 2025, there were 91,492,142 shares of the registrant’s common stock, with a par value of $0.000025 per share, outstanding.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	September 30, 2025	December 31, 2024
Current assets:
Cash and cash equivalents	$236,561	$428,446
Accounts receivable, less allowance for credit losses of $6,434 and $5,940, respectively	84,379	72,486
Prepaid expenses and other current assets	46,685	40,786
Total current assets	367,625	541,718
Property and equipment, net	520,510	432,544
Restricted cash	—	1,747
Goodwill	348,674	348,674
Intangible assets, net	104,418	117,718
Operating lease right-of-use assets, net	280,075	187,877
Deferred tax assets	92,040	200
Other assets	12,364	8,537
Total assets	$1,725,706	$1,639,015

Current liabilities:
Accounts payable	$67,599	$54,565
Accrued other expenses	46,595	38,156
Deferred revenue	8,587	5,397
Debt, current	9,500	—
Operating lease liabilities, current	131,207	75,785
Finance lease liabilities and equipment financing obligations, current	8,234	3,550
Other current liabilities	53,276	43,502
Total current liabilities	324,998	220,955
Deferred tax liabilities	4,496	4,123
Debt, long-term	1,284,315	1,485,366
Operating lease liabilities, long-term	160,243	130,431
Finance lease liabilities and equipment financing obligations, long-term	21,272	1,095
Total liabilities	1,795,324	1,841,970
Commitments and Contingencies (Note 7)

Preferred stock ($0.000025 par value per share; 10,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024)	—	—
Common stock ($0.000025 par value per share; 750,000,000 shares authorized; 91,466,256 and 92,234,517 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	2	2
Additional paid-in capital	720	57,282
Accumulated other comprehensive loss	(943)	(1,497)
Accumulated deficit	(69,397)	(258,742)
Total stockholders’ deficit	(69,618)	(202,955)
Total liabilities and stockholders’ deficit	$1,725,706	$1,639,015
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue	$229,634	$198,484	$659,037	$575,690
Cost of revenue	92,701	81,920	261,715	235,830
Gross profit	136,933	116,564	397,322	339,860
Operating expenses:
Research and development	38,119	36,278	117,357	102,189
Sales and marketing	21,228	15,258	59,917	52,165
General and administrative	32,654	40,422	101,855	127,034
Total operating expenses	92,001	91,958	279,129	281,388

Income from operations	44,932	24,606	118,193	58,472

Other income (expense):
Interest expense	(5,042)	(2,262)	(9,489)	(6,887)
Gain on extinguishment of debt, net	48,373	—	48,104	—
Interest income and other income, net	2,051	7,297	17,334	17,120
Other income, net	45,382	5,035	55,949	10,233

Income before income taxes	90,314	29,641	174,142	68,705
Income tax benefit (expense)	68,057	3,308	59,460	(2,479)
Net income attributable to common stockholders	$158,371	$32,949	$233,602	$66,226
Net income per share attributable to common stockholders
Basic	$1.74	$0.36	$2.56	$0.72
Diluted	$1.51	$0.33	$2.31	$0.70
Weighted-average shares used to compute net income per share attributable to common stockholders
Basic	91,191	92,145	91,421	91,413
Diluted	105,520	102,591	103,036	102,678
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income attributable to common stockholders	$158,371	$32,949	$233,602	$66,226
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes	(352)	179	554	42
Unrealized gain on marketable securities, net of taxes	—	—	—	12
Other comprehensive (loss) income	(352)	179	554	54
Comprehensive income	$158,019	$33,128	$234,156	$66,280
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at June 30, 2025	91,114,675	$2	$8,883	$(591)	$(183,511)	$(175,217)
Issuance of common stock under equity incentive plan, net of taxes withheld	452,584	—	(5,217)	—	—	(5,217)
Repurchase and retirement of common stock including related costs	(101,003)	—	(2,810)	—	—	(2,810)
Stock-based compensation	—	—	20,552	—	—	20,552
Purchases of capped calls related to 2030 Convertible Notes, net of tax	—	—	(20,688)	—	(44,257)	(64,945)
Other comprehensive loss	—	—	—	(352)	—	(352)
Net income attributable to common stockholders	—	—	—	—	158,371	158,371
Balance at September 30, 2025	91,466,256	$2	$720	$(943)	$(69,397)	$(69,618)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at June 30, 2024	91,698,027	$2	$56,748	$(577)	$(309,957)	$(253,784)
Issuance of common stock under equity incentive plan, net of taxes withheld	997,103	—	(3,474)	—	—	(3,474)
Repurchase and retirement of common stock including related costs	(297,827)	—	(11,370)	—	—	(11,370)
Stock-based compensation	—	—	23,797	—	—	23,797
Other comprehensive income	—	—	—	179	—	179
Net income attributable to common stockholders	—	—	—	—	32,949	32,949
Balance at September 30, 2024	92,397,303	$2	$65,701	$(398)	$(277,008)	$(211,703)
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2024	92,234,517	$2	$57,282	$(1,497)	$(258,742)	$(202,955)
Issuance of common stock under equity incentive plan, net of taxes withheld	1,484,481	—	(18,058)	—	—	(18,058)
Issuance of common stock under employee stock purchase plan, net of taxes withheld	103,805	—	2,660	—	—	2,660
Repurchase and retirement of common stock including related costs	(2,356,547)	—	(82,416)	—	—	(82,416)
Stock-based compensation	—	—	61,940	—	—	61,940
Purchases of capped calls related to 2030 Convertible Notes, net of tax	—	—	(20,688)	—	(44,257)	(64,945)
Other comprehensive income	—	—	—	554	—	554
Net income attributable to common stockholders	—	—	—	—	233,602	233,602
Balance at September 30, 2025	91,466,256	$2	$720	$(943)	$(69,397)	$(69,618)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2023	90,243,442	$2	$30,989	$(452)	$(344,237)	$(313,698)
Issuance of common stock under equity incentive plan, net of taxes withheld	2,854,890	—	(9,318)	—	—	(9,318)
Issuance of common stock under employee stock purchase plan, net of taxes withheld	94,162	—	2,231	—	—	2,231
Repurchase and retirement of common stock including related costs	(795,191)	—	(28,080)	—	1,003	(27,077)
Stock-based compensation	—	—	69,879	—	—	69,879
Other comprehensive income	—	—	—	54	—	54
Net income attributable to common stockholders	—	—	—	—	66,226	66,226
Balance at September 30, 2024	92,397,303	$2	$65,701	$(398)	$(277,008)	$(211,703)

See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net income attributable to common stockholders	$233,602	$66,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97,035	100,825
Stock-based compensation	60,313	67,659
Provision for expected credit losses	13,337	12,018
Gain on extinguishment of debt, net	(48,104)	—
Deferred income taxes	(72,522)	—
Operating lease right-of-use assets and liabilities, net	(7,746)	2,861
Non-cash interest expense	5,451	5,987
Net accretion of discounts and amortization of premiums on investments	—	2,569
Impairment of certain long-lived assets	—	356
Other	(7,652)	(2,572)
Changes in operating assets and liabilities:
Accounts receivable	(25,060)	(18,768)
Prepaid expenses and other current assets	(4,875)	(13,594)
Accounts payable and accrued expenses	18	1,136
Deferred revenue	3,190	235
Other assets and liabilities	5,337	(13,552)
Net cash provided by operating activities	252,324	211,386

Investing activities
Capital expenditures - property and equipment	(102,931)	(132,886)
Capital expenditures - internal-use software development	(6,541)	(6,492)
Acquisition of equipment under financing arrangement	(27,622)	—
Purchase of intangible assets	(1,835)	—
Maturities of marketable securities	—	91,675
Proceeds from sale of equipment	157	42
Net cash used in investing activities	(138,772)	(47,661)

Financing activities
Proceeds related to issuance of common stock under equity incentive plan	3,628	11,890
Proceeds from issuance of common stock under employee stock purchase plan	2,660	2,231
Employee payroll taxes paid related to net settlement of equity awards	(22,222)	(21,166)
Proceeds from issuance of 2030 Convertible Notes, net of issuance costs	606,827	—
Purchases of capped calls related to 2030 Convertible Notes	(83,875)	—
Proceeds from 2025 Credit Facility, net of issuance costs	375,919	—
Repayments of 2026 Convertible Notes including related costs	(1,131,458)	—
Proceeds from financing arrangement	27,622	—
Principal repayments of finance leases	(4,154)	(4,097)
Repurchase and retirement of common stock including related costs	(82,124)	(29,878)
Net cash used in financing activities	(307,177)	(41,020)

See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(7)	(69)
(Decrease) increase in cash, cash equivalents and restricted cash	(193,632)	122,636
Cash, cash equivalents and restricted cash - beginning of period	430,193	318,983
Cash, cash equivalents and restricted cash - end of period	$236,561	$441,619

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,722	$824
Cash paid for taxes, net of refunds	4,910	13,442
Operating cash flows paid for operating leases	95,738	64,397
Non-cash investing and financing activities:
Capitalized stock-based compensation	$1,627	$2,221
Property and equipment received but not yet paid, included in accounts payable and accrued other expenses	76,345	9,395
Debt issuance costs incurred but not yet paid, included in accounts payable and accrued liabilities	750	—
Operating right-of-use assets obtained in exchange for operating lease liabilities	161,219	27,717
Finance right-of-use assets obtained in exchange for finance lease liabilities	1,486	88
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include accounts of the Company and all wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of September 30, 2025, results of operations for the three and nine months ended September 30, 2025 and 2024, cash flows for the nine months ended September 30, 2025 and 2024, and stockholders' deficit for the three and nine months ended September 30, 2025 and 2024.
Reclassifications
Certain prior period amounts have been reclassified to conform with current period presentation.
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
Restricted Cash
The following table reconciles cash, cash equivalents and restricted cash per the condensed consolidated statements of cash flows:

	September 30,
	2025	2024
Cash and cash equivalents	$236,561	$439,872
Restricted cash(1)	—	1,747
Total cash, cash equivalents and restricted cash	$236,561	$441,619
___________________

(1) Restricted cash as of September 30, 2024 consisted of deposits in financial institutions related to a letter of credit used to secure a lease agreement; the funds were released to the Company in September 2025.
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
The following table presents the changes in the allowance for expected credit losses for the period presented:

Amount
Balance as of December 31, 2024	$5,940
Provision for expected credit losses	13,337
Write-offs and other	(12,843)
Balance as of September 30, 2025	$6,434
Recent Accounting Pronouncements – Adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20) ("ASU No. 2024-04"), which intends to clarify the conditions in which induced conversion applies to convertible debt by outlining three criteria that must be met for an entity to apply the induced conversion model. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2025 (and interim reporting periods within those annual reporting periods). Early adoption is permitted as of the beginning of a reporting period if an entity has also adopted ASU 2020-06 for that period. The Company early adopted ASU 2024-04 on July 1, 2025 on a prospective basis and applied the amendments in this ASU to the repurchase of the 2026 Convertible Notes. The early adoption had no impact on the Company’s accounting assessment. Refer to Note 6. Debt, to the condensed consolidated financial statements for further details.
Recent Accounting Pronouncements – Pending Adoption
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (“Topic 740”) - Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, ASU 2023-09 requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in ASU 2023-09 are required to be adopted for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued. The amendments should be applied on a prospective basis although retrospective application is permitted. The Company is currently evaluating the impact of adoption on its financial disclosures.
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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (“Topic 326”): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which amends Topic 326 to provide a practical expedient and an accounting policy election related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. Specifically, in developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The amendment should be applied on a prospective basis. The Company is currently evaluating the impact of the new standard on its consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (“Subtopic 350-40”): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"). ASU 2025-06 modernizes the accounting for internal-use software costs by increasing the operability of the recognition guidance considering different methods of software development. ASU 2025-06 is effective for the Company for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The amendment can be applied prospectively, retrospectively, or via a modified prospective transition method. The Company is currently evaluating the impact of the new standard on its consolidated financial statements and related disclosures.
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
Revenue by customer category, as determined based on the customers’ spend in a given month, was as follows:

	Three Months Ended September 30,
	2025		2024
	Amount	Percentage of Revenue(1)	Amount	Percentage of Revenue(1)
Builders	$63,756	28%	$59,657	30%
Scalers	81,881	36%	71,972	36%
Scalers+	59,757	26%	42,371	21%
Learners, Testers and Other(2)	24,240	10%	24,484	13%
Total	$229,634	100%	$198,484	100%

	Nine Months Ended September 30,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Builders	$187,950	29%	$175,572	30%
Scalers	237,125	36%	210,127	37%
Scalers+	161,130	24%	115,883	20%
Learners, Testers and Other(2)	72,832	11%	74,108	13%
Total	$659,037	100%	$575,690	100%
___________________________
(1) May not recalculate due to rounding.
(2) Other includes miscellaneous revenue and other reserve adjustments.
Geographical Information
Revenue, as determined based on the Company’s customers’ billing address, was as follows:

	Three Months Ended September 30,
	2025		2024
	Amount	Percentage of Revenue(1)	Amount	Percentage of Revenue
North America	$91,244	40%	$76,499	39%
Europe	61,897	27%	55,529	28%
Asia	52,253	23%	46,187	23%
Rest of the world	24,240	10%	20,269	10%
Total	$229,634	100%	$198,484	100%

	Nine Months Ended September 30,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
North America	$248,741	38%	$217,568	38%
Europe	180,032	27%	164,541	29%
Asia	154,021	23%	134,047	23%
Rest of the world	76,243	12%	59,534	10%
Total	$659,037	100%	$575,690	100%
___________________________
(1) May not recalculate due to rounding.
Revenue derived from customers in the United States was 34% and 32% of total revenue for the three and nine months ended September 30, 2025, and 33% and 32% of total revenue for the three and nine months ended September 30, 2024, respectively.
Deferred Revenue
Deferred revenue was $8,587 and $5,397 as of September 30, 2025 and December 31, 2024, respectively. Revenue recognized during the three months ended September 30, 2025 and 2024 was $325 and $441, respectively, and $3,210 and $3,375 during the nine months ended September 30, 2025 and 2024, respectively, which was included in the deferred revenue balances at the beginning of each respective period.
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
The Company’s customer base consists of a significant number of geographically dispersed customers. No customer represented 10% or more of accounts receivable, net as of September 30, 2025 and December 31, 2024. Additionally, no customer accounted for 10% or more of total revenue during the three and nine months ended September 30, 2025 and 2024.
Remaining Performance Obligations
The Company has performance obligations associated with commitments in customer contracts for future services that have not yet been recognized in the condensed consolidated financial statements. As of September 30, 2025, the aggregate transaction price allocated to the remaining performance obligations was $47,413, which is expected to be recognized as revenue over the remaining life of the contracts. The weighted-average remaining life of these contracts is 1.7 years. The Company has applied the optional exemption to exclude contracts with an original expected term of one year or less from this amount.
Note 4. Fair Value Measurements
The fair value of the Company’s financial assets measured on a recurring basis was as follows:

	September 30, 2025
	Level I	Total
Cash and cash equivalents:
Cash	$46,238	$46,238
Money market funds	190,323	190,323
Total Cash and cash equivalents	$236,561	$236,561

	December 31, 2024
	Level I	Total
Cash and cash equivalents:
Cash	$79,378	$79,378
Money market funds	349,068	349,068
Total Cash and cash equivalents	$428,446	$428,446
The Company classifies its highly liquid money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company had no Level 2 or Level 3 financial assets as of September 30, 2025 and December 31, 2024.
Interest income from investments was $2,630 and $4,991 for the three months ended September 30, 2025 and 2024, respectively, and $9,489 and $15,393 for the nine months ended September 30, 2025 and 2024, respectively.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
The Company reports financial instruments at fair value, with the exception of its convertible notes. Financial instruments that are not recorded at fair value on a recurring basis are measured at fair value on a quarterly basis for disclosure purposes. Refer to Note 6. Debt, for the carrying values and estimated fair values of financial instruments not recorded at fair value.

Note 5. Balance Sheet Details
Property and equipment, net
Property and equipment, net consisted of the following:

	September 30, 2025	December 31, 2024
Servers and related equipment	$961,562	$833,893
Furniture and fixtures	262	1,558
Leasehold improvements	285	6,985
Internal-use software	103,141	94,981
Equipment under finance leases and financing obligations	39,664	12,138
Property and equipment, gross	$1,104,914	$949,555

Less: accumulated depreciation	$(500,577)	$(439,664)
Less: accumulated amortization	(83,827)	(77,347)
Property and equipment, net	$520,510	$432,544
Depreciation expense on property and equipment was $28,062 and $28,675 for the three months ended September 30, 2025 and 2024, respectively, and $75,410 and $79,294 for the nine months ended September 30, 2025 and 2024, respectively.
Capitalized costs related to the development of computer software for internal use were $3,881 and $3,295 for the three months ended September 30, 2025 and 2024, respectively, and $8,168 and $8,713 for the nine months ended September 30, 2025 and 2024, respectively, which is included in internal-use software costs within property and equipment, net. Amortization expense related to internal-use software was $2,084 and $1,563 for the three months ended September 30, 2025 and 2024, respectively, and $6,483 and $4,490 for the nine months ended September 30, 2025 and 2024, respectively.
Other assets
Other assets consisted of the following:

	September 30, 2025	December 31, 2024
Prepaid expenses, long-term	$8,415	$5,353
Deferred debt issuance costs	1,951	782
Other assets	1,998	2,402
Total other assets	$12,364	$8,537
Note 6. Debt
2030 Convertible Notes
On August 14, 2025, the Company issued $625,000 aggregate principal amount of 0.00% Convertible Senior Notes due 2030 (“2030 Convertible Notes”) in a private offering, including the exercise in full of the option granted to the initial purchasers to purchase an additional $75,000 principal amount of the 2030 Convertible Notes. The net proceeds from this offering were $606,077 after deducting underwriting fees, expenses and other debt issuance costs of $18,923. The 2030 Convertible Notes are senior unsecured obligations of the Company and do not bear regular interest, and the principal amount of the 2030 Convertible Notes does not accrete. Special interest and additional interest, if any, will be payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2026 (if and to the extent that special interest and/or additional interest is then payable on the 2030 Convertible Notes). The 2030 Convertible Notes will mature on August 15, 2030, unless earlier converted, redeemed or repurchased.
The 2030 Convertible Notes do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries.
The following table presents details of the 2030 Convertible Notes:

	Initial Conversion Rate per $1,000 Principal	Initial Conversion Price (In whole $)	Initial Number of Shares (In thousands)
2030 Convertible Notes	25.5317	$39.17	15,957
Holders may convert the 2030 Convertible Notes at their option only in the following circumstances:
(1) during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on December 31, 2025, if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
(2) during the five consecutive business days immediately after any 10 consecutive trading day period (such 10     consecutive trading day period, the “measurement period”) if the trading price per $1,000 principal amount of 2030 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day;
(3) if the Company calls the 2030 Convertible Notes for redemption; and
(4) upon the occurrence of certain corporate events or distributions of the Company’s common stock, as described in the indenture governing the 2030 Convertible Notes.
On or after May 15, 2030 until the close of business on the scheduled trading day immediately before the maturity date, holders may convert, all or any portion of their 2030 Convertible Notes at any time, in multiples of $1,000 principal amount, at their option regardless of the foregoing circumstances. Upon conversion, the Company will satisfy the conversion obligation by paying or delivering, as applicable, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election.
During the three months ended September 30, 2025, none of the circumstances allowing holders to convert the 2030 Convertible Notes were met. Since the Company has the election of settling any conversion of the 2030 Convertible Notes in cash, shares of our common stock, or a combination of both, the 2030 Convertible Notes have been classified as a noncurrent liability in the condensed consolidated balance sheets as of September 30, 2025.
The Company may not redeem the 2030 Notes prior to August 15, 2028. The Company may redeem, in whole or in part (subject to certain limitations described below), at its option at any time, and from time to time, on a redemption date on or after August 15, 2028 and on or before the 40th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the 2030 Convertible Notes to be redeemed, plus accrued and unpaid special interest and additional interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such notice. However, the Company may not elect to redeem less than all of the outstanding 2030 Convertible Notes unless at least $100,000 aggregate principal amount of 2030 Convertible Notes are outstanding and not subject to redemption as of the time the Company sends the related redemption notice.
In the event of a corporate event that constitutes a “fundamental change" (as defined in the indenture governing the 2030 Convertible Notes), holders of the 2030 Convertible Notes will have the right, at their option to require the Company to repurchase for cash all or any portion of the 2030 Convertible Notes upon the occurrence of a fundamental change, at a purchase price equal to 100% of the principal amount of the 2030 Convertible Notes, plus any accrued and unpaid special interest and additional interest to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events that occur prior to the maturity date, or if the Company issues a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 2030 Convertible Notes in connection with such corporate event or notice of redemption, as the case may be.
2030 Capped Calls
In connection with the pricing and exercise in full by the initial purchasers of their option to purchase additional 2030 Convertible Notes, the Company entered into capped call transactions with one or more financial institutions, including an affiliate of an Initial Purchaser (“2030 Capped Calls”). The 2030 Capped Calls have an initial strike price of

$39.17 per share, which corresponds to the initial conversion price of the 2030 Convertible Notes. The 2030 Capped Calls have an initial cap price of $66.51 per share, which represents a premium of 125% over the last reported sale price of the Company’s common stock of $29.56 per share on the New York Stock Exchange on August 11, 2025. The 2030 Capped Calls are generally expected to reduce the potential dilution to the Company’s common stock upon any conversion of the 2030 Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2030 Convertible Notes, with such reduction and/or offset subject to the cap price. The strike price, cap price and other terms of the 2030 Capped Calls are subject to certain adjustments under the terms of the capped call transactions.
For accounting purposes, the 2030 Capped Calls are separate transactions, and not part of the terms of the 2030 Convertible Notes. As the 2030 Capped Calls qualify for a scope exception from derivative accounting for instruments that are both indexed to the issuer's own stock and classified in stockholders’ equity in the consolidated balance sheets, premium paid for the purchase of the 2030 Capped Calls of $83,875 was recorded as a reduction to additional paid-in capital and retained earnings on the condensed consolidated balance sheets and will not be remeasured. The Company recorded a deferred tax asset of $18,930 during the three and nine months ended September 30, 2025, as it made an income tax election allowable under Internal Revenue Service (“IRS”) regulations to recover the cost of the Capped Calls as interest expense for income tax purposes over the term of the 2030 Convertible Notes.
As of September 30, 2025, all of the 2030 Capped Calls remain outstanding.
2025 Credit Facility
On May 5, 2025, the Company entered into a credit agreement (the “Credit Agreement”) by and among the Company, its wholly owned subsidiary, DigitalOcean, LLC, as borrower (the “Borrower”), with Morgan Stanley Senior Funding, Inc., as administrative agent (in such capacity, the “Agent”), and the lenders party thereto (the “Lenders”). The Credit Agreement provides for a $500,000 senior secured delayed draw term loan facility (“Term Loan Facility”, and any loans thereunder “Term Loans”) and a $300,000 senior secured revolving credit facility (“Revolving Facility”, and any loans thereunder “Revolving Loans”) which includes a $30,000 sublimit for the issuance of letters of credit (collectively the “2025 Credit Facility”). The Term Loan Facility and Revolving Facility mature on May 5, 2030, and are subject to a springing maturity date in the event certain conditions occur as described in the Credit Agreement. Revolving Loans may be borrowed, repaid and reborrowed, until their maturity date. Term Loans may be borrowed between May 5, 2025 and February 5, 2026 and once borrowed and repaid, cannot be reborrowed.
The Term Loans and Revolving Loans bear interest, at the Company’s option, at a rate equal to either (i) term SOFR, plus an applicable margin ranging from 1.25% to 2.25% per annum based on the total net leverage ratio (as defined in the Credit Agreement), or (ii) a base rate equal to the highest of (x) the federal funds rate plus 0.50%, (y) the prime rate and (z) term SOFR for an interest period of one month plus 1.00%, plus an applicable margin ranging from 0.25% to 1.25% per annum based on the total net leverage ratio. Undrawn commitments under the Revolving Credit Facility and the Term Loan Facility are subject to a commitment fee ranging from 0.175% to 0.35% per annum based on the total net leverage ratio on the average daily unused portion of such commitment that is available to the Borrower. Commencing on June 30, 2026, payments will be made in equal quarterly installments based on 1.25% of the funded amount of the Term Loans.
The Credit Agreement includes customary representations, warranties, and affirmative and negative covenants, including financial covenants that require the Company to maintain certain levels of total net leverage ratio and interest coverage ratio. The negative covenants include restrictions on liens, investments, indebtedness, fundamental changes, asset dispositions, dividend payments and other restricted payments, transactions with affiliates, prepayments of subordinated debt and other matters, all subject to certain exceptions. The obligations under the Credit Agreement are required to be guaranteed by the Company and certain of the Company’s material domestic subsidiaries and are secured by substantially all of the assets of the Company, the Borrower and such subsidiary guarantors, subject to customary exceptions. The initial guarantors as of the closing under the Credit Agreement include the Company and Paperspace Co. The Credit Agreement also includes customary events of default. Upon the occurrence and during the continuance of an event of default, the Lenders may terminate their commitments and accelerate any outstanding obligations under the Credit Agreement and may exercise certain other rights and remedies provided for under the Credit Agreement, the other loan documents and applicable law. As of September 30, 2025, the Company was in compliance with all covenants under the 2025 Credit Facility.
The proceeds of the Term Loan Facility may only be used to repurchase, repay, acquire or otherwise settle a portion of the 2026 Convertible Notes and to pay related premiums, fees and expenses in connection therewith. On August

14, 2025, the Company drew down $380,000 on its Term Loan Facility (“Term Loan A”). The proceeds of Term Loan A were used to repurchase a portion of the Company’s 2026 Convertible Notes in August 2025, and to pay related fees and expenses in connection therewith. Issuance costs allocated to the drawn portion of the Term Loan Facility of $3,247 were reclassified as a contra-liability upon drawdown, and are amortized over the remaining term of the Term Loan Facility. As of September 30, 2025, the Company had $120,000 available for borrowing under the Term Loan Facility.
The proceeds of the Revolving Facility may be used for working capital, capital expenditures, permitted acquisitions, refinancing of any indebtedness and other general corporate purposes. Issuance costs allocated to the Revolving Facility of $1,579 are recognized as debt issuance costs in other assets within the condensed consolidated balance sheets, and are amortized over the remaining term of the 2025 Credit Facility. As of September 30, 2025, the Company has not made drawdowns on the Revolving Facility.
Partial Extinguishment of 2026 Convertible Notes
In November 2021, the Company issued $1,500,000 aggregate principal amount of convertible notes (“2026 Convertible Notes”) in a private offering, including the exercise in full of the over-allotment option granted to the initial purchasers of $200,000. The 2026 Convertible Notes are senior unsecured obligations of the Company and do not bear interest, and the principal amount of the 2026 Convertible Notes does not accrete.
On August 14, 2025, the Company repurchased approximately $1,187,678 aggregate principal amount of the 2026 Convertible Notes for approximately $1,131,458 in cash from the proceeds under the 2030 Convertible Notes and Term Loan A and wrote-off $7,847 related issuance costs. The repurchase was accounted as an extinguishment resulting in a gain on extinguishment of debt of $48,373 recorded in other income, net on the Company’s condensed consolidated statements of operations during the three months ended September 30, 2025. The outstanding principal of $312,322 of the 2026 Convertible Notes will mature on December 1, 2026 unless earlier converted, redeemed, or repurchased.
During the three months ended September 30, 2025, none of the circumstances allowing holders to convert the 2026 Convertible Notes were met.
2022 Credit Facility
In February and March 2020, the Company entered into and subsequently amended a second amended and restated credit agreement with KeyBank National Association as administrative agent. In November 2021, the Company further amended such credit agreement to revise certain covenants that restricted the incurrence of indebtedness to permit the issuance of the 2026 Convertible Notes. In March 2022, the Company entered into a third amended and restated credit agreement (“2022 Credit Facility”) to, among other modifications, increase the maximum borrowing limit to $250,000.
On May 5, 2025, upon entry into the 2025 Credit Facility described above, the Company terminated its 2022 Credit Facility.
The net carrying amount of the Company’s 2030 Convertible Notes, borrowings under the 2025 Credit Facility and the 2026 Convertible Notes consisted of the following:

	Outstanding as of
	September 30, 2025	December 31, 2024
2030 Convertible Notes	$625,000	$—
2026 Convertible Notes	312,322	1,500,000
Term Loan A	380,000	—
Total obligations	1,317,322	1,500,000
Unamortized debt issuance costs	(23,507)	(14,634)
Carrying value of debt	1,293,815	1,485,366
Less: Debt, current	(9,500)	—
Debt, long-term	$1,284,315	$1,485,366
As of September 30, 2025, the total fair value of the 2030 Convertible Notes was $697,263, and the fair value of the 2026 Convertible Notes was $294,676. The fair value was determined based on the closing trading price as of the last day of trading for the period. The Company classifies the fair value to be a Level 2 valuation within the fair value measurement hierarchy due to the limited trading activity.
Issuance costs are amortized to interest expense over the contractual term of the respective borrowing. Contractual interest expense consists of commitment fees and cash interest expense under the Company’s credit facilities. Interest expense related to the Company’s convertible notes and credit facilities consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Contractual interest expense	$3,084	$128	$3,392	$381
Amortization of debt issuance costs	1,752	1,998	5,757	5,987
Note 7. Commitments and Contingencies
Purchase Commitments
As of September 30, 2025, the Company had long-term commitments and purchase orders with various software license, bandwidth, network services and third-party license vendors. The Company’s purchase commitments have not materially changed since December 31, 2024.
Leases
As of September 30, 2025, the Company had $84,579 of estimated undiscounted fixed payment obligations, mostly related to leases of co-location space at data center facilities, that have not yet commenced and were not included in the condensed consolidated balance sheets. These leases are expected to commence between October 2025 and December 2025, and have a weighted-average lease term of 7.2 years.
In October 2025, the Company entered into leases for co-location space at data center facilities with total estimated undiscounted payments of $284,755 with lease terms of ten years expected to commence in March 2026.
Equipment Financing Obligations
In August 2025, the Company entered into an arrangement with a third-party financial institution for $27,622 of acquired servers and related equipment resulting in an equipment financing obligation of $27,622 which is included in finance lease liabilities and equipment financing obligations on the condensed consolidated balance sheets. Payments will be made monthly over a term of four years, resulting in an imputed interest rate of 6.7%. The Company did not enter into any such arrangements during the nine months ended September 30, 2024.
In October 2025, the Company entered into an arrangement for additional financing over a term of four years for $23,675 for servers and related equipment that were recorded in accounts payable and accrued expenses as of September 30, 2025.
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
Note 8. Stockholders’ Equity
Share Buyback Program
On February 20, 2024, the Company’s Board of Directors approved the repurchase of up to an aggregate of $140,000 of its common stock (“2024 Share Buyback Program”), which was completed in July 2025.
On August 11, 2025, the Company adopted a new stock repurchase program authorizing the repurchase of up to $100,000 of its common stock (“2025 Share Buyback Program”). Pursuant to the 2025 Share Buyback Program, repurchases of the Company’s common stock will be made at prevailing market prices through open market purchases, in negotiated transactions off the market or otherwise, including through Rule 10b5-1 plans. The 2025 Share Buyback Program will expire on July 31, 2027; however, the Company is not obligated to acquire any particular amount of common stock and the program may be extended, modified, suspended or discontinued at any time at the Company’s discretion.
During the three and nine months ended September 30, 2025, the Company repurchased and retired 101,003 and 2,356,547 shares of common stock for an aggregate purchase price of $2,925 and $82,124, respectively, which excludes a 1% excise tax on net share repurchases imposed under the Inflation Reduction Act. All purchased shares were retired and are reflected as a reduction of common stock for the par value of shares, with the excess applied to additional paid-in capital. As of September 30, 2025, accrued excise tax on net share repurchases was $292.
Note 9. Stock-Based Compensation
Equity Incentive Plan
In March 2021, the Company’s Board of Directors adopted, and the stockholders approved, the 2021 Equity Incentive Plan (“2021 Plan”). The 2021 Plan is a successor to and continuation of the 2013 Stock Plan. The 2021 Plan became effective on the date of the IPO with no further grants being made under the 2013 Stock Plan, however, awards outstanding under the 2013 Stock Plan will continue to be governed by their existing terms. The 2021 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, RSUs, PRSUs, MRSUs and other awards to employees, directors, and consultants. Shares issued pursuant to the exercise of these awards are transferable by the holder. There were 24,959,971 shares available for grant under the 2021 Plan as of September 30, 2025.
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
On April 11, 2024, the Company granted an LTIP PRSU award (“2024 LTIP PRSU”). The financial performance level under the PRSUs was equal to the sum of the attainment of revenue targets weighted at 75% and adjusted free cash flow margin targets weighted at 25%. On February 18, 2025, the Company determined that the 2024 LTIP PRSU was achieved at 94.8% of the target amount. This resulted in a performance factor reduction of 88,865 shares from the original maximum shares achievable of 168,944. The target shares granted under the 2024 LTIP PRSU was 84,472.
On April 25, 2025, the Company granted LTIP PRSU awards (“2025 LTIP PRSUs”). The financial performance level under the 2025 LTIP PRSUs can be attained based on the achievement of certain annual run-rate revenue (“ARR”) and adjusted free cash flow margin targets. Under the 2025 LTIP PRSUs, 75% of the awards can be achieved based on the ARR targets and 25% of the awards can be achieved based on the adjusted free cash flow margin targets. The target shares granted under the 2025 LTIP PRSUs were 218,486. The actual number of shares that are received under the 2025 LTIP

PRSUs may be higher or lower than the target shares based on the actual financial metrics achieved relative to the target financial metrics for fiscal year 2025.
As of September 30, 2025, there was $137,094 of unrecognized stock-based compensation, net of estimated forfeitures, related to outstanding RSUs, that is expected to be recognized over a weighted-average period of 2.8 years. As of September 30, 2025, there was $4,271 of unrecognized stock-based compensation, net of estimated forfeitures, related to outstanding PRSUs that is expected to be recognized over a weighted-average period of 2.4 years.
MRSU
On February 12, 2024, Padmanabhan Srinivasan joined the Company in the role of CEO. As part of his compensation package, Mr. Srinivasan received an MRSU with an estimated grant date fair value of approximately $8,000, which vests upon the satisfaction of certain service conditions and the achievement of certain Company stock price goals during a five-year performance period.
As of September 30, 2025, there was $4,520 of unrecognized stock-based compensation related to the MRSU award that is expected to be recognized over a weighted-average period of 3.4 years.
ESPP
In March 2021, the Company’s Board of Directors adopted, and the stockholders approved, the 2021 Employee Stock Purchase Plan (“ESPP”). Eligible employees enroll in the offering period at the start of each purchase period, whereby they may purchase a number of shares at a price per share equal to 85% of the lesser of (1) the stock price at the employee’s first participation in the offering period or (2) the fair market value of the Company’s common stock on the purchase date. The Company’s current offering period began on May 21, 2025 and is expected to end on May 20, 2026. There were 5,202,269 shares available for grant under the ESPP as of September 30, 2025.
Stock-Based Compensation
Stock-based compensation is included in the condensed consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Cost of revenue(1)	$1,225	$1,393	$4,042	$4,380
Research and development(1)	8,536	10,423	26,261	27,891
Sales and marketing(1)	3,188	1,581	8,823	7,516
General and administrative	6,851	9,552	21,187	27,872
Total	$19,800	$22,949	$60,313	$67,659
___________________
(1) Certain prior period amounts have been reclassified to conform with current period presentation.
Note 10. Net Income per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
Basic net income per share:
Numerator:
Net income attributable to common stockholders	$158,371	$32,949	$233,602	$66,226
Denominator:
Weighted-average shares used to compute net income per share	91,191	92,145	91,421	91,413
Basic net income per share attributable to common stockholders	$1.74	$0.36	$2.56	$0.72

Diluted net income per share:
Numerator:
Net income attributable to common stockholders	$158,371	$32,949	$233,602	$66,226
Interest expense on dilutive convertible notes, net of tax	1,203	1,244	4,399	5,879
Net income used in diluted calculation	$159,574	$34,193	$238,001	$72,105
Denominator:
Number of shares used in basic calculation	91,191	92,145	91,421	91,413
Weighted-average effect of dilutive securities:
Stock Options	664	1,165	762	1,552
RSUs	428	805	779	1,230
PRSUs	81	73	69	80
2026 Convertible Notes	5,004	8,403	7,258	8,403
2030 Convertible Notes	8,152	—	2,747	—
Number of shares used in diluted calculation	105,520	102,591	103,036	102,678
Diluted net income per share attributable to common stockholders	$1.51	$0.33	$2.31	$0.70
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Stock Options	—	2	—	3
RSUs	2,988	2,519	2,692	2,666
Total	2,988	2,521	2,692	2,669
Note 11. Income Taxes
The computation of the provision for, or benefit from, income taxes for an interim period is determined using an estimated annual effective tax rate, adjusted for discrete items, if any. Each quarter, the Company updates the estimated annual effective tax rate and records a year-to-date adjustment to the tax provision as necessary.
For the three and nine months ended September 30, 2025, the Company recorded tax benefit of $68,057 and $59,460, respectively. The effective tax rate for the three and nine months ended September 30, 2025 was (75.4)% and (34.1)%, respectively. The effective tax rate differs from the statutory rate primarily due to the release of the valuation allowance on U.S and state deferred tax assets.
For the three and nine months ended September 30, 2024, the Company recorded a tax benefit of $3,308 and tax expense of $2,479, respectively. The effective tax rate for the three and nine months ended September 30, 2024 was

(11.2)% and 3.6%, respectively. The effective tax rate differs from the statutory rate primarily as a result of having a full valuation allowance in the U.S., the mix of income in the foreign jurisdictions in which the Company conducts business, and excess tax benefits from stock-based compensation and utilization of research and development credits.
The Company regularly assesses the need for a valuation allowance on our deferred tax assets. In making this assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all the deferred tax assets will not be realized. As of September 30, 2025, based on all available positive and negative evidence, having demonstrated sustained U.S. profitability which is objective and verifiable, and taking into account anticipated future earnings, the Company has concluded it is more likely than not that its U.S. federal and state deferred tax assets will be realizable. As a result of this change in assertion, the Company released the full valuation allowance that was reserved as of December 31, 2024. The release of the valuation allowance on the net deferred tax assets in the U.S. resulted in the recognition of deferred tax assets and income tax benefit in the current period.
When a change in valuation allowance is recognized during an interim period, the change in valuation allowance resulting from current year income is included in the annual effective tax rate and the release of valuation allowance supported by projections of future taxable income is recorded as a discrete tax benefit in the interim period. The Company released $69,939 of its valuation allowance as a discrete tax benefit during the three and nine months ended September 30, 2025. The Company will continue to monitor the need for a valuation allowance against its deferred tax assets on a quarterly basis
The Organization for Economic Co-operation and Development Pillar Two guidelines published to date include transition and safe harbor rules around the implementation of the Pillar Two global minimum tax of 15%. Based on current enacted legislation, the Company is not subject to Pillar Two tax since the Company’s revenue is currently below the threshold. The Company is monitoring developments and evaluating the impacts these new rules will have on its future income tax provision and effective income tax rate.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company adopted the modifications to the capitalization of research and development expenses and changes to calculations for the limitation on deductions for interest expense for the period ended September 30, 2025, which did not have a material impact.

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
Long-lived assets include property and equipment, net and operating lease right-of-use assets, net. The geographic locations of the Company’s long-lived assets, net, based on physical location of the assets, are as follows:

	September 30, 2025	December 31, 2024
United States	$549,827	$381,708
Netherlands	72,431	76,707
Germany	48,364	44,489
Singapore	44,479	27,958
Canada	33,194	32,688
Other	52,290	56,871
Total	$800,585	$620,421
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
We refer to our Builders, Scalers and Scalers+ customers collectively as our Higher Spend Customers (as further described in "Higher Spend Customers" below). Growing our Higher Spend Customers is a critical focus for us, and we have successfully increased the number of these customers and their percentage of our total revenue. Revenue from our Higher Spend Customers as a percentage of total revenue was 89% in the three months ended September 30, 2025, up from approximately 88% in the three months ended September 30, 2024. We had approximately 177,000 Higher Spend Customers using our platform to build, deploy and scale applications as of September 30, 2025, up from approximately 163,000 as of September 30, 2024.
Our average revenue per customer (ARPU, as further described in “ARPU” below), has increased from $102.51 in the three months ended September 30, 2024 to $116.20 in the three months ended September 30, 2025. We had no material customer concentration as our top 25 customers made up approximately 11% and 9% of our revenue in the three months ended September 30, 2025 and 2024, respectively.
Our annual run-rate (ARR, as further described in “ARR” below), as of September 30, 2025 was $919 million, up from $794 million as of September 30, 2024.
We have a highly efficient self-service customer acquisition model, which we complement with a sales force focused on inside sales, targeted outside sales and partnership opportunities to drive revenue growth. The efficiency of our go-to-market model and our focus on the needs of digital native enterprises have enabled us to drive organic growth and establish a truly global customer base across a broad range of industries. We focus on customer acquisition, our self-service acquisition funnel, customer support and success, community education, inside sales, targeted outside sales, and partnership and channel development. For each of the three months ended September 30, 2025 and 2024 our sales and marketing expense was approximately 9% and 8% of our revenue, respectively.
Our customers are spread across approximately 190 countries and around two-thirds of our revenue has historically come from customers located outside the United States. For the three months ended September 30, 2025, 40% of our revenue was generated from North America, 27% from Europe, 23% from Asia and 10% from the rest of the world.
Key Factors Affecting Our Performance
Increasing Usage by Our Existing Customers
Our existing customer base represents a significant opportunity for further sales expansion through increased usage of our platform and adoption of additional product offerings. We are highly focused on gaining a better understanding of the needs and growth plans of our existing customers, increasing our feature velocity and shaping our product roadmap around the needs of Higher Spend Customers, and introducing an account management function to provide more direct coverage of our top spending accounts. This deeper relationship with our customers will help us identify opportunities to educate our customer base on ways to utilize the platform more effectively for their individual use cases, as well as provide a feedback loop to inform our product roadmap, in order to build trust with customers and encourage them to run more of their critical cloud workloads on our platform. We closely monitor our net dollar retention (“NDR”), which reflects our ability to retain and grow revenue from our existing customers. NDR increased from 97% during the three months ended September 30, 2024 to 99% during the three months ended September 30, 2025 driven by improved net expansion. We expect to increase our revenue in the future from existing customers through the introduction of new products and features tailored to our Higher Spend Customers through expanded customer outreach, and targeted services to support our customers in migrating additional workloads from other cloud providers to DigitalOcean.
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

	Three Months Ended September 30,
	2025	2024
Builders(1)	155,731	144,885
Scalers(1)	20,242	17,381
Scalers+(1)	593	472
ARPU	$116.20	$102.51
ARR (in millions)(2)	$919	$794
Net dollar retention rate	99%	97%
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

Sales and Marketing Expenses
Sales and marketing expenses consist primarily of personnel costs of our sales and marketing and customer success employees, including salaries, bonuses, benefits, commissions and stock-based compensation. Sales and marketing expenses also include costs for marketing programs, advertising, amortization of acquired customer relationships, professional services and software. We expect sales and marketing expenses to increase in absolute dollars as we enhance our product offerings and implement new marketing and sales strategies.
General and Administrative Expenses
General and administrative expenses consist primarily of personnel costs of our human resources, legal, finance and other administrative functions, including salaries, bonuses, benefits, and stock-based compensation. General and administrative expenses also include payment processing fees, provision for expected credit losses, professional services, software, business insurance, rent and facilities costs, acquisition-related compensation, and other administrative costs. General and administrative expenses may increase in absolute dollars as we continue to grow our business.
Other Income, net
Other income, net consists primarily of gain on partial extinguishment of our 2026 Convertible Notes, interest income on our money market funds, amortization of debt issuance costs and cash interest expense on our convertible notes and credit facilities, and gains or losses on foreign currency exchange.
Income Tax Expense
Our income tax benefit consists primarily of the release of a $69,939 valuation allowance related to our U.S. deferred tax assets. We regularly assess the need for a valuation allowance on our deferred tax assets. In making this assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all the deferred tax assets will not be realized. As of September 30, 2025, based on all available positive and negative evidence, having demonstrated sustained U.S. profitability, which is objective and verifiable, and taking into account anticipated future earnings, we have concluded it is more likely than not that our U.S. federal and states deferred tax assets will be realizable.

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in thousands)
Revenue	$229,634	$198,484	$659,037	$575,690
Cost of revenue(1)(2)	92,701	81,920	261,715	235,830
Gross profit	136,933	116,564	397,322	339,860
Operating expenses:
Research and development(1)(2)	38,119	36,278	117,357	102,189
Sales and marketing(1)(2)	21,228	15,258	59,917	52,165
General and administrative(2)	32,654	40,422	101,855	127,034
Total operating expenses	92,001	91,958	279,129	281,388

Income from operations	44,932	24,606	118,193	58,472
Other income, net	45,382	5,035	55,949	10,233
Income before income taxes	90,314	29,641	174,142	68,705
Income tax benefit (expense)	68,057	3,308	59,460	(2,479)
Net income attributable to common stockholders	$158,371	$32,949	$233,602	$66,226
___________________
(1) Certain prior period amounts have been reclassified to conform with current period presentation.

(2) Includes stock-based compensation as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in thousands)
Cost of revenue(1)	$1,225	$1,393	$4,042	$4,380
Research and development(1)	8,536	10,423	26,261	27,891
Sales and marketing(1)	3,188	1,581	8,823	7,516
General and administrative	6,851	9,552	21,187	27,872
Total stock-based compensation	$19,800	$22,949	$60,313	$67,659
___________________
(1)     Certain prior period amounts have been reclassified to conform with current period presentation.
The following table sets forth our results of operations as a percentage of revenue for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue	100%	100%	100%	100%
Cost of revenue(1)	40	41	40	41
Gross profit	60	59	60	59
Operating expenses:
Research and development(1)	17	18	18	18
Sales and marketing(1)	9	8	9	9
General and administrative	14	20	15	22
Total operating expenses(2)	40	46	42	49

Income from operations(2)	20	12	18	10
Other income, net	20	3	8	2
Income before income taxes(2)	39	15	26	12
Income tax benefit (expense)	30	2	9	—
Net income attributable to common stockholders(2)	69%	17%	35%	12%
___________________
(1)     Certain prior period amounts have been reclassified to conform with current period presentation.
(2) May not foot due to rounding.
Comparison of the Three Months Ended September 30, 2025 and 2024
Revenue

	Three Months Ended September 30,
	2025	2024	$ Change	% Change

	(in thousands)
Revenue	$229,634	$198,484	$31,150	16%
Revenue increased $31.2 million, or 16%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was primarily driven by a 13% increase in ARPU to $116.20 from $102.51, and an 18% increase in revenue from our Higher Spend Customers. The increase in ARPU was primarily driven by continued adoption of our products by our existing customers leading to higher average usage on our platform.

Cost of Revenue

	Three Months Ended September 30,
	2025	2024	$ Change	% Change

	(in thousands)
Cost of revenue	$92,701	$81,920	$10,781	13%
Cost of revenue increased $10.8 million, or 13%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The change is primarily due to increases of $8.3 million in co-location costs as a result of our data center expansion, $1.2 million in costs related to our revenue share programs, and $1.2 million in other costs, net. Gross profit increased to 60% for the three months ended September 30, 2025 from 59% for the three months ended September 30, 2024 primarily due to higher revenue, offset by an increase in co-location costs driven by our data center expansion.
Operating Expenses

	Three Months Ended September 30,
	2025	2024	$ Change	% Change

	(in thousands)
Research and development	$38,119	$36,278	$1,841	5%
Sales and marketing	21,228	15,258	5,970	39%
General and administrative	32,654	40,422	(7,768)	(19%)
Total operating expenses	$92,001	$91,958	$43	—%
Research and development expenses increased $1.8 million, or 5%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The change is primarily due to an increase of $1.9 million in personnel costs mainly driven by higher headcount, offset by a decrease of $0.1 million in other costs, net.
Sales and marketing expenses increased $6.0 million, or 39%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The change is primarily due to increases of $3.6 million in personnel costs mainly driven by higher headcount, $2.1 million in advertising expenses, and $0.1 million in other costs, net.
General and administrative expenses decreased $7.8 million, or 19%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The change is primarily due to decreases of $7.9 million in personnel costs, primarily due to costs incurred in the third quarter of 2024 related to acquisition-related deferred compensation and lower share-based compensation due to forfeited or fully vested RSUs, and $0.7 million in other costs, net, partially offset by increases of $1.0 million in professional services costs.
Other Income, net

	Three Months Ended September 30,
	2025	2024	$ Change	% Change

	(in thousands)
Other income, net	$45,382	$5,035	$40,347	801%
Other income, net increased $40.3 million, or 801%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to a $48.4 million gain on partial extinguishment of our 2026 Convertible Notes, partially offset by decreases of $3.4 million in unrealized losses from foreign currency fluctuations from our operations, $2.8 million higher interest expense mostly due to accrued interest on Term Loan A and issuance cost amortization of our Convertible Notes, and $1.8 million lower interest income from our investments and other income.
The gain on partial extinguishment of our 2026 Convertible Notes increased basic net income per share attributable to common stockholders by $0.51 and diluted net income per share attributable to common stockholders by $0.44 during the three months ended September 30, 2025.

Income Tax Benefit

	Three Months Ended September 30,
	2025	2024	$ Change	% Change

	(in thousands)
Income tax benefit	$68,057	$3,308	$64,749	1,957%
Income tax benefit increased $64.7 million, or 1,957%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily as a result of the $69.9 million release of our valuation allowance related to our U.S. deferred tax assets as a discrete deferred tax benefit during the three months ended September 30, 2025, partially offset by the increase of current tax expense from higher taxable income.
The tax benefit related to the release of the valuation allowance increased basic net income per share attributable to common stockholders by $0.77 and diluted net income per share attributable to common stockholders by $0.66 during the three months ended September 30, 2025.

Comparison of the Nine Months Ended September 30, 2025 and 2024
Revenue

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change

	(in thousands)
Revenue	$659,037	$575,690	$83,347	14%
Revenue increased $83.3 million, or 14%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase in revenue was primarily driven by a 13% increase in ARPU to $112.18 from $99.02; and a 17% increase in revenue from Higher Spend Customers. The increase in ARPU was primarily driven by continued adoption of our products by our existing customers leading to higher average usage of our platform.
Cost of Revenue

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change

	(in thousands)
Cost of revenue	$261,715	$235,830	$25,885	11%
Cost of revenue increased $25.9 million, or 11%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The change is primarily due to increases of $22.6 million in co-location costs as a result of our data center expansion, $3.4 million in costs related to our revenue share programs, $2.3 million in third-party license fees and $1.0 million in personnel costs, partially offset by decreases of $2.7 million in depreciation and amortization and $0.7 million in other costs, net. Depreciation and amortization decreased primarily due to our change in useful life of servers and related equipment from five to six years effective October 1, 2024, partially offset by additional depreciation of equipment placed in service in the past year. Gross profit increased to 60% for the nine months ended September 30, 2025 from 59% for the nine months ended September 30, 2024, primarily due to higher revenue, offset by an increase in co-location costs driven by our data center expansion.

Operating Expenses

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change

	(in thousands)
Research and development	$117,357	$102,189	$15,168	15%
Sales and marketing	59,917	52,165	7,752	15%
General and administrative	101,855	127,034	(25,179)	(20%)
Total operating expenses	$279,129	$281,388	$(2,259)	(1%)
Research and development expenses increased $15.2 million, or 15%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The change is primarily due to increases of $10.1 million in personnel costs mainly driven by increased headcount, $2.4 million in professional services and other costs, $1.4 million in software costs, and lower capitalized internal-use software costs of $1.3 million.
Sales and marketing expenses increased $7.8 million, or 15%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The change is primarily due to increases of $4.6 million in personnel costs mainly driven by increased headcount, $2.4 million in advertising expenses, and $1.0 million in professional services costs, partially offset by $0.2 million in other costs, net.
General and administrative expenses decreased $25.2 million, or 20%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The change is primarily due to a decreases of $27.3 million in personnel costs, primarily due to costs incurred in the first half of 2024 related to acquisition-related deferred compensation and executive reorganization, including the reversal of stock-based compensation from forfeited RSUs and other related costs, and $2.7 million in other costs, partially offset by increases of $2.9 million in payment processing costs and provision for expected credit losses due to higher revenue and $1.9 million in professional services costs.
Other Income, net

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change

	(in thousands)
Other income, net	$55,949	$10,233	$45,716	447%
Other income, net increased $45.7 million, or 447%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to a $48.1 million net gain on partial extinguishment of our 2026 Convertible Notes and termination of our 2022 Credit Facility, an increase of $6.1 million in unrealized gains from foreign currency fluctuations from our operations and other income, partially offset by decreases of $5.9 million of lower interest income from our investments and $2.6 million higher interest expense mostly due to accrued interest on Term Loan A and issuance cost amortization of our Convertible Notes.
The gain on partial extinguishment of our 2026 Convertible Notes increased basic net income per share attributable to common stockholders by $0.50 and diluted net income per share attributable to common stockholders by $0.45 during the nine months ended September 30, 2025.
Income Tax Benefit (Expense)

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change

	(in thousands)
Income tax benefit (expense)	$59,460	$(2,479)	$61,939	(2,499%)
Income tax benefit (expense) increased $61.9 million, or 2,499%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily as a result of the $69.9 million release of our valuation allowance related to our U.S. deferred tax assets as a discrete deferred tax benefit during the nine months ended September 30, 2025, partially offset by the increase of current tax expense from higher taxable income.

The tax benefit related to the release of the valuation allowance increased basic net income per share attributable to common stockholders by $0.77 and diluted net income per share attributable to common stockholders by $0.68 during the nine months ended September 30, 2025.
Liquidity and Capital Resources
We have funded our operations since inception primarily with cash flow generated by operations, offerings of our equity and debt securities, borrowings under our credit facilities, and equipment financing arrangements. Cash provided from these sources is used primarily for operating expenses, such as personnel and co-location costs, and capital expenditures, including our investments in AI/ML and other core product offerings. From time to time, we may also use excess cash and/or debt for share repurchases and investments in marketable securities and cash equivalents.
In August 2025, we completed a private offering of our 2030 Convertible Notes with an aggregate principal amount of $625.0 million. The total net proceeds from the offering, after deducting issuance costs, were $606.1 million. The 2030 Convertible Notes mature on August 15, 2030, unless earlier converted, redeemed or repurchased by us. In connection with the 2030 Convertible Notes, we entered into capped call transactions, which are expected to reduce the potential dilution of our common stock upon any conversion of the 2030 Convertible Notes and/or offset any cash payments we could be required to make in excess of the principal amount of the converted notes, with such reduction and/or offset subject to a cap based on a cap price initially equal to $66.51 per share, which is subject to certain adjustments under the terms of the capped call transactions. In August 2025, we drew down $380.0 million on Term Loan A under our 2025 Credit Facility, which we entered into on May 5, 2025.
We used the proceeds from our 2030 Convertible Notes and Term Loan A along with cash on hand to repurchase $1,187.7 million of principal outstanding of our 2026 Convertible Notes for an aggregate amount of $1,131.5 million, and to purchase the 2030 Capped Calls for an aggregate purchase price of $83.9 million. For further information refer to Note 6. Debt in our condensed consolidated financial statements.
As of September 30, 2025, we had $1,317.3 million aggregate principal amount outstanding under our 2030 Convertible Notes, 2026 Convertible Notes and our Term Loan A, with $420.0 million of borrowing capacity available under our 2025 Credit Facility.
We believe our existing cash and cash equivalents, cash flow from operations and availability under our 2025 Credit Facility will be sufficient to support working capital and capital expenditure requirements and our outstanding contractual commitments for at least the next 12 months and in the long term.
We have historically repurchased our common stock pursuant to repurchase programs approved by our Board of Directors. In February 2024, our Board of Directors approved additional repurchase program of up to an aggregate of $140 million of our common stock which we completed in July 2025. In August 2025, we adopted the 2025 Share Buyback Program which authorizes the repurchase of up to $100 million of our common stock. The 2025 Share Buyback Program will expire on July 31, 2027. For the nine months ended September 30, 2025, we repurchased and retired 2.4 million shares of common stock for an aggregate purchase price of $82.1 million.
As of September 30, 2025, we had $84.6 million of estimated undiscounted fixed payment obligations for leases of co-location space at data center facilities that have not yet commenced and were not included on the condensed consolidated balance sheets. These leases are expected to commence between October 2025 and December 2025, and have a weighted-average lease term of 7.2 years.
As of September 30, 2025, we had $236.6 million in cash and cash equivalents. Our cash and cash equivalents primarily consist of cash and money market funds.
From time to time, we may seek to retire or purchase our outstanding equity or debt, including the repurchase of our common stock or outstanding convertible notes, through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. Further, any such purchases or exchanges may result in us acquiring and retiring a substantial amount of such indebtedness, which could impact the trading liquidity of such indebtedness. We plan to repurchase, repay, acquire or otherwise settle the remaining outstanding principal of our 2026 Convertible Notes by drawing on the remaining capacity under our 2025 Credit Facility, in whole or in part, and using cash on hand or generated from our operations.

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(In thousands)	2025	2024
Net cash provided by operating activities	$252,324	$211,386
Net cash used in investing activities	(138,772)	(47,661)
Net cash used in financing activities	(307,177)	(41,020)
(Decrease) increase in cash, cash equivalents and restricted cash	(193,632)	122,636
Operating Activities
Our largest source of operating cash is cash collections from sales to our customers. Our primary uses of cash from operating activities are for personnel costs, data center co-location costs, payment processing fees, bandwidth and connectivity, server maintenance, software licensing fees, and taxes.
Net cash provided by operating activities was $252.3 million and $211.4 million for the nine months ended September 30, 2025 and 2024, respectively. The change was primarily driven by an increase in cash collections from higher revenues, partially offset by higher co-location costs as a result of our data center expansion and higher personnel costs due to increased headcount, as well as annual merit-based salary increases.
Investing Activities
Net cash used in investing activities was $138.8 million and $47.7 million for the nine months ended September 30, 2025 and 2024, respectively. The change in cash used in investing activities was primarily driven by a $91.7 million reallocation of our marketable securities portfolio to cash equivalents and increases of $27.6 million in cash payments for the acquisition of equipment under financing arrangement and $1.8 million in purchases of intangible assets, partially offset by a decrease of $29.9 million in cash payments for capital expenditures.
Financing Activities
Net cash used in financing activities of $307.2 million and $41.0 million for the nine months ended September 30, 2025 and 2024, respectively. The change was primarily due to $1,131.5 million in repurchases of our 2026 Convertible Notes, $83.9 million in purchases of capped calls relating to our 2030 Convertible Notes, and an increases of $52.2 million in repurchases and retirement of our common stock and $1.1 million in employee payroll taxes paid related to net settlement of equity awards, partially offset by $606.8 million in proceeds from our 2030 Convertible Notes, $375.9 million in proceeds from the drawdown of our 2025 Credit Facility, $27.6 million in proceeds from a financing arrangement, and a decrease of $7.8 million in proceeds related to the issuance of common stock under our 2021 Plan and ESPP.
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations and commitments as compared to those disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 other than that disclosed under Note 6. Debt and Note 7. Commitments and Contingencies, in our condensed consolidated financial statements.
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
Recently Issued and Adopted Accounting Pronouncements
For information on recently issued and adopted accounting pronouncements see Note 2. Summary of Significant Accounting Policies, in our notes to condensed consolidated financial statements included in Part I, Item 1. “Financial Statements and Supplementary Data” included in this Form 10-Q.

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
Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as net income attributable to common stockholders, adjusted to exclude depreciation and amortization, stock-based compensation, interest expense, acquisition related compensation, acquisition and integration related costs, income tax expense (benefit), restructuring and other charges, restructuring related charges, impairment of certain long-lived assets, interest income and other income, net, revaluation of warrants, (gain) loss on extinguishment of debt, net, release of a VAT reserve, and other charges. We define adjusted EBITDA margin as adjusted EBITDA as a percentage of revenue. We believe that adjusted EBITDA, when taken together with our GAAP financial results, provides meaningful supplemental information regarding our operating performance and facilitates internal comparisons of our historical operating performance on a more consistent basis by excluding certain items that may not be indicative of our business, results of operations or outlook. In particular, we believe that the use of adjusted EBITDA is helpful to our investors as it is a measure used by management in assessing the health of our business, evaluating our operating performance, and for internal planning and forecasting purposes.
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

The following table presents a reconciliation of net income attributable to common stockholders, the most directly comparable financial measure stated in accordance with GAAP, to adjusted EBITDA for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
GAAP Net income attributable to common stockholders	$158,371	$32,949	$233,602	$66,226

Adjustments:
Depreciation and amortization	35,060	35,810	97,035	100,825
Stock-based compensation(1)	19,800	22,949	60,313	67,512
Interest expense	5,042	2,262	9,489	6,887
Acquisition related compensation	—	3,193	—	11,439
Income tax (benefit) expense	(68,057)	(3,308)	(59,460)	2,479
Gain on extinguishment of debt, net	(48,373)	—	(48,104)	—
Restructuring related charges(1)(2)	—	162	—	4,025
Impairment of certain long-lived assets	—	—	—	356
Interest income and other income, net(3)	(2,051)	(7,297)	(17,334)	(17,120)
Adjusted EBITDA	$99,792	$86,720	$275,541	$242,629
As a percentage of revenue:
Net income margin	69%	17%	35%	12%
Adjusted EBITDA margin	43%	44%	42%	42%
___________________
(1)For the nine months ended September 30, 2024, non-GAAP stock-based compensation excludes $0.1 million as it is presented in restructuring related charges.
(2)For the three and nine months ended September 30, 2024, primarily consists of executive reorganization charges.
(3)For the three and nine months ended September 30, 2025, primarily consists of interest income from our cash and cash equivalents. For the three and nine months ended September 30, 2024, primarily consists of interest and accretion income from our cash and cash equivalents and marketable securities.
Non-GAAP Net Income and Non-GAAP Diluted Net Income Per Share
We define non-GAAP net income as net income attributable to common stockholders, excluding stock-based compensation, acquisition related compensation, amortization of acquired intangibles, acquisition and integration related costs, restructuring and other charges, restructuring related charges, impairment of certain long-lived assets, (gain) loss on extinguishment of debt, net, revaluation of warrants, release of a VAT reserve, and other charges. In addition to these exclusions, we subtract an assumed non-GAAP provision for income taxes to calculate non-GAAP net income that excludes the current period income tax benefit (expense). We utilize a fixed long-term projected tax rate in our computation of the non-GAAP income tax provision in order to provide better consistency across reporting periods. We define non-GAAP diluted net income per share as non-GAAP net income divided by the weighted-average diluted shares outstanding, which includes the potentially dilutive effect of our stock options, RSUs, PRSUs, and Convertible Notes.
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
The following table presents a reconciliation of net income attributable to common stockholders, the most directly comparable financial measure stated in accordance with GAAP, to non-GAAP net income for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
GAAP Net income attributable to common stockholders	$158,371	$32,949	$233,602	$66,226
Stock-based compensation(1)	19,800	22,949	60,313	67,512
Acquisition related compensation	—	3,193	—	11,439
Amortization of acquired intangible assets	4,914	5,571	15,142	17,041
Gain on extinguishment of debt, net	(48,373)	—	(48,104)	—
Restructuring related charges(1)(2)	—	162	—	4,025
Impairment of certain long-lived assets	—	—	—	356
Non-GAAP income tax adjustment(3)	(78,722)	(13,150)	(91,699)	(24,573)
Non-GAAP Net income	$55,990	$51,674	$169,254	$142,026

Non-cash charges related to convertible notes(4)	$1,320	$1,590	$4,511	$4,764
Non-GAAP Net income used to compute net income per share, diluted	$57,310	$53,264	$173,765	$146,790

GAAP Net income per share attributable to common stockholders, diluted	$1.51	$0.33	$2.31	$0.70
Stock-based compensation(1)	0.19	0.22	0.59	0.66
Acquisition related compensation	—	0.03	—	0.11
Amortization of acquired intangible assets	0.05	0.05	0.15	0.16
Gain on extinguishment of debt, net(5)	(0.46)	—	$(0.47)	—
Restructuring related charges(1)(2)	—	—	—	0.03
Impairment of certain long-lived assets	—	—	—	—
Non-cash charges related to convertible notes(4)	0.01	0.02	0.04	0.04
Non-GAAP income tax adjustment(3)	(0.76)	(0.13)	(0.93)	(0.27)
Non-GAAP Net income per share, diluted(6)	$0.54	$0.52	$1.69	$1.43

GAAP Weighted-average shares used to compute net income per share, diluted	105,520	102,591	103,036	102,678
Weighted-average dilutive effect of potentially dilutive securities	—	—	—	—
Non-GAAP Weighted-average shares used to compute net income per share, diluted	105,520	102,591	103,036	102,678
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
(4)Consists of non-cash interest expense for amortization of debt issuance costs related to the 2026 and 2030 Convertible Notes.
(5)For the three and nine months ended September 30, 2025, excludes tax impact which is presented in Non-GAAP income tax adjustment.
(6)May not foot due to rounding.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of September 30, 2025. Based on such evaluation, our CEO and CFO concluded that, as of September 30 2025, our disclosure controls and procedures were effective at the reasonable assurance level that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with management’s evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
The following table provides information with respect to repurchases of shares of common stock by the Company during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Program(1)
July 1-31, 2025	101,003	$28.96	101,003	$—
August 1-31, 2025	—	—	—	$100,000
September 1-30, 2025	—	—	—	$100,000
Total	101,003	$28.96	101,003
___________________________
(1)    On February 20, 2024, the Company’s Board of Directors approved the 2024 Share Buyback Program, authorizing the repurchase of up to $140 million of the Company’s common stock, which was completed in July 2025. On August 11, 2025, the Company adopted the 2025 Share Buyback Program authorizing the repurchase of up to $100 million of the Company’s common stock. Pursuant to the 2025 Share Buyback Program, repurchases of the Company’s common stock will be made at prevailing market prices through open market purchases, in negotiated transactions off the market or otherwise, including through Rule 10b5-1 plans. The 2025 Share Buyback Program will expire on July 31, 2027.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Arrangements
None.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.1	Indenture, dated August 14, 2025, between DigitalOcean Holdings, Inc. and U.S. Bank Trust Company, National Association, as Trustee.	8-K	001-40252	4.1	8/14/2025
4.2	Form of Global Note representing DigitalOcean Holdings, Inc.’s 0.00% Convertible Senior Notes due 2030 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-40252	4.2	8/14/2025
10.1	Form of Confirmation for Capped Call Transactions.	8-K	001-40252	10.1	8/14/2025
31.1	Certification of Padmanabhan Srinivasan, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of W. Matthew Steinfort, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
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

DigitalOcean Holdings, Inc.

Date:	November 5, 2025	By:	/s/ Padmanabhan Srinivasan
Padmanabhan Srinivasan
Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2025	By:	/s/ W. Matthew Steinfort
W. Matthew Steinfort
Chief Financial Officer
(Principal Financial Officer)