Form 10-K
period 2025-12-31
DigitalOcean Holdings, Inc.
filed 2026-02-24
CIK 1582961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number: 001-40252
DigitalOcean Holdings, Inc.
(Exact name of registrant as specified in its charter)
        Delaware                            45-5207470
(    State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)
    105 Edgeview Drive, Suite 425, Broomfield, Colorado    80021
(Address of principal executive offices)    (Zip Code)
Registrant’s telephone number, including area code: (646) 827-4366
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.000025 per share	DOCN	The New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☒ No
The aggregate market value of the registrant’s common stock held by non-affiliates, based on the closing price of the registrant’s common stock on the New York Stock Exchange on June 30, 2025 (the last business day of the registrant’s second fiscal quarter), was approximately $1.68 billion.
As of February 17, 2026, the registrant had 91,996,094 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement for its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

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
“DigitalOcean®”, “Droplet®”, “Gradient®” and our other pending and/or registered trade names, trademarks and service marks are the property of DigitalOcean. Other trade names, trademarks and service marks used in this Annual Report on Form 10-K are the property of their respective owners.

We may announce material business and financial information to our investors using our investor relations website (https://investors.digitalocean.com/), filings with the Securities and Exchange Commission, press releases, public conference calls and webcasts. We use these channels as well as social media and blogs to communicate with our members and the public about our company, our services and other issues. Therefore, we encourage investors, the media, and others interested in our company to review the information we make public in these locations, as such information could be deemed to be material information. Information on or that can be accessed through our websites or these social media channels is not part of this Annual Report on Form 10-K.

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
•If we are unable to expand usage of our platform by existing customers, attract new customers and/or retain existing customers, in particular DNE customers, we may not achieve the growth we expect, which would adversely affect our results of operations and financial condition.
•The market for our platform and solutions may develop more slowly or differently than we expect.
•Our development and use of artificial intelligence and machine learning (“AI/ML”) products or use of third-party AI/ML-based tools may not be successful or may result in reputational harm or liability, any of which could adversely affect our business operating results or financial condition or present risks and challenges to our business.
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

PART I
ITEM 1. BUSINESS
Overview
Our mission is to empower AI-driven and digital-native businesses to build, run, and scale intelligent applications with speed, simplicity and predictable economics through an agentic inference cloud platform that reduces operational complexity and accelerates time to product.
DigitalOcean is an agentic inference cloud platform that helps AI and Digital Native Enterprises build, run, and scale intelligent applications with speed, simplicity, and predictable economics. The platform combines production-ready GPU infrastructure, a full-stack cloud, model-first inference workflows, and an agentic experience layer to reduce operational complexity and accelerate time to production. Our customers include growing technology companies across numerous industry verticals ranging from online gaming to fintech to cybersecurity, among many others, and leverage our platform for a wide variety of use cases, such as building and hosting websites, developing new web and mobile applications, integrating AI into their businesses, and building AI products and applications, among many others. We believe that being simple, scalable and approachable, while offering a comprehensive range of integrated cloud and AI products, are our key differentiators, driving a broad range of customers around the world whose needs are not being fully met by larger cloud providers to build and grow their businesses on our platform.
Our platform is designed to be simple, scalable and approachable by providing a variety of product offerings that were built with the needs of growing technology companies in mind. The simplicity of our platform allows users to focus on building and scaling their business instead of on managing their infrastructure. We offer a comprehensive set of cloud platform capabilities which span across Infrastructure-as-a-Service (“IaaS”), including Droplet virtual machines, storage and networking offerings; Platform-as-a-Service (“PaaS”) and Software-as-a-Service (“SaaS”), including Managed Hosting, Managed Database, Managed Kubernetes and Marketplace offerings. We also offer a comprehensive artificial intelligence and machine learning (“AI/ML”) platform - DigitalOcean Gradient® AI Agentic Cloud, which includes Gradient AI Infrastructure with offerings such as GPU Droplets and Bare Metal GPUs; the Gradient AI Platform which offers various building block services including Large Language Models (“LLMs”); and Gradient AI Agents. We continue to invest in our platform to further penetrate the growing markets in which we operate. According to International Data Corporation (“IDC”), the aggregate worldwide IaaS and PaaS markets for individuals and companies with less than 500 employees is estimated to grow from approximately $138 billion in 2025 to $251 billion in 2028, representing a 22% compound annual growth rate. IDC defines the IaaS market as compute, storage and networking, and the PaaS market as database management systems, application platforms, artificial intelligence platforms and other platform services.
We have a highly efficient self-service customer acquisition model, which we complement with a sales force focused on inside sales, targeted outside sales and partnership opportunities to drive revenue growth. The efficiency of our go-to-market model and our focus on the needs of growing technology enterprises have enabled us to drive organic growth and establish a truly global customer base across a broad range of industries. Our customers rely on us for their critical business needs and we provide all customers, regardless of size, 24/7 customer support. We are committed to making world-class cloud services approachable by providing attentive support to customers and supporting and investing in the broader developer community. We believe our customer support, coupled with our easy-to-use self-help resources and active developer community, has created tremendous brand loyalty amongst our customer base.
Growing our Digital Native Enterprise (“DNE”) Customers (users that spend more than $500 in a month) is a critical focus for us, and we have successfully increased the number of these customers and their percentage of our total revenue. As of December 31, 2025, we had approximately 21,000 DNE Customers, collectively, comprising 60% of our total revenue for the year ended December 31, 2025. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” for more detail on the definition of customer categories and additional information.
Our Solution
DigitalOcean is an agentic inference cloud, offering customers integrated cloud and AI solutions that are easy to leverage, reliable and scale along with our growing technology companies. Empowered by an easy-to-use self-service model, intuitive control panel and highly predictable pricing, our customers are able to rapidly accelerate innovation and increase their productivity and agility. The key differentiators of our platform are as follows:

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
•Scalable. We offer a comprehensive portfolio of IaaS, PaaS/SaaS and AI/ML products that are specifically designed to address the needs of growing technology companies. Our platform can support a wide range of use cases, including building and hosting websites, developing new web and mobile applications, integrating AI into their businesses, and building AI products and applications, among many others. Customers with any type of use case have the ability to choose from managing their own infrastructure and building their own bespoke solutions using our IaaS or AI/ML offerings, offloading the technical infrastructure entirely through our Managed Hosting offering or delegating certain aspects of management using certain other managed PaaS/SaaS offerings or AI/ML offerings. Our scalable platform provides reliability and security so that our customers can depend on us both today and in the future as their projects and businesses grow and their needs expand.
•Approachable. Creating solutions for cloud and AI is the focus of our business. We offer expert technical support and customer service to all customers free of charge on a 24/7 basis to help ensure our customers quickly achieve their objectives and overcome challenges. Customers cite our attentive support as a key driver of their decision to start and grow their businesses on our platform. Our platform is easy to use and we provide extensive guidance on our website through product documentation and numerous high-quality developer tutorials that attract users and reinforce our highly efficient self-service customer acquisition model. In addition, our platform is designed to take advantage of open source technology, which helps customers more efficiently write their own integrations. We have built one of the world’s largest developer communities to foster opportunities for developers to learn, grow and innovate on our platform. We continue to invest in supporting developers in myriad ways, including through local knowledge-sharing meetings and webinars in cities around the world. We also host large industry-wide events including Hacktoberfest, a global hackathon, and Deploy, a conference for developers, startups and founders. Being approachable also extends into our pricing model, which is transparent and predictable, eliminating surprises for our customers. Like everything we do, we approach billing with a customer-first focus, enabling our customers to spend more time developing and deploying innovative applications rather than interpreting and navigating convoluted invoices.
•Unified cloud & AI tools. We provide a comprehensive cloud that encompasses both traditional cloud services and multiple layers of AI cloud solutions (including infrastructure, platform, and SaaS layers), that enable our users to build and run AI agents. By pairing our established general purpose cloud with the Gradient® AI Agentic Cloud, our customers can run both traditional and AI workloads that require persistent compute, high-throughput storage, low-latency networking, and scalable runtime environments within one cloud platform, reducing complexity in setup and billing.
Our Growth Strategies
We are driving significant growth by executing on the following key strategies:
•Increasing Usage by Our Existing Customers. Our existing customer base represents a significant opportunity for further sales expansion through increased usage of our platform and adoption of additional product offerings. We are highly focused on gaining a better understanding of the needs and growth plans of our existing customers, increasing our feature velocity and shaping our product roadmap around the needs of DNE Customers, and leveraging our account management function to provide direct coverage of our top spending accounts. This deeper relationship with our customers is helping us to identify opportunities to educate our customer base on ways to utilize the platform more effectively for their individual use cases, as well as provide a feedback loop to inform our product roadmap, in order to build trust with customers and encourage them to run more of their critical cloud workloads on our platform. We closely monitor our net dollar retention (“NDR”), which reflects our ability to retain and grow revenue from our existing customers. NDR increased from 98% in 2024 to 100% in 2025 and we expect to increase our revenue in the future from existing customers through the introduction of new products and features tailored to our DNE Customers through expanded customer outreach, and targeted services to support our customers in migrating additional workloads from other cloud providers to DigitalOcean.
•Growing Our Base of AI Native and Cloud Native DNE Customers. We believe there is a substantial opportunity to further expand our customer base. We are investing in strategies that we believe will drive adoption by new AI Native and Cloud Native DNE Customers, including a dedicated AI sales team with deep AI expertise to help prospective customers understand our offerings and the process to onboard onto our platform, marketing initiatives that further optimize our self-service revenue funnel to identify potential DNE Customers, enhanced research and development to build our product roadmap around the needs of DNE Customers, and the expansion of our migration services team to support additional migrations to our platform from other cloud providers.
•Investing in Our Platform and Product Offerings. We have a history of, and will continue to invest significantly in, delivering innovative products, features and functionality for our DNE Customers. Our product strategy is anchored in addressing the needs of our DNE Customers and other growing technology companies and on continuously innovating to meet those needs in a simple, scalable and approachable way. We have accelerated the pace of product innovation and made disciplined investments to expand our offerings for our IaaS and PaaS offerings, as well as our newer AI/ML offerings. In 2025, we released a range of new AI products and platform capabilities, including Gradient® AI GPUs from AMD and NVIDIA, and major enhancements to the Gradient® AI Platform such as VPC support, image and video models, and the Agent Development Kit (“ADK”). We also expanded core infrastructure with Droplet autoscale pools, enhanced backups (flexible scheduling and usage-based pricing), Network File Storage, and significant improvements to Spaces Object Storage, including per-bucket keys, cold storage, and storage autoscaling for all Managed Databases. New managed services and networking capabilities launched include Managed Caching for Valkey, network load balancers, partner network connect for multi-cloud environments, and NAT Gateway. The market opportunity for our services continues to expand and we expect to make additional investments to offer an enhanced and tailored suite of IaaS, PaaS/SaaS and AI/ML offerings that address the changing needs of our customers.
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
•Augmenting our Platform through Strategic Partnerships and Acquisitions. In addition to organic growth, we believe that strategic partnerships and acquisitions will allow us to accelerate our key platform, product and marketing initiatives. In recent years, we completed acquisitions of Paperspace, which launched our AI/ML offerings, and Cloudways, which added our Managed Hosting offering to our platform. In addition, we have entered into partnerships to augment our product offerings. In 2025, we entered into multiple strategic partnerships, including with Laravel, which is using DigitalOcean for its Laravel VPS offering, fal, a leading multimodal AI platform for generative media, and an expanded partnership with AMD, which launched a DigitalOcean-powered developer cloud in 2025. We also announced a multi-year, eight figure average per annum strategic partnership with Persistent Systems, a global digital engineering and enterprise modernization leader, to make AI more affordable, scalable, and secure for digital native enterprises and developers worldwide. We intend to actively pursue both strategic partnerships and acquisitions that we believe will be complementary to our business, accelerate customer acquisition, increase usage of our platform and/or expand our product offerings in our core markets.
Our Platform and Product Offerings
We have designed our global cloud platform to promote a simple, scalable and approachable cloud computing experience for our customer base of growing technology companies. This entails maintaining a high-performance and reliable global infrastructure, offering a highly curated set of solutions and providing a superior customer experience. The combination of these elements enables our customers to focus their time and attention on building and running their applications or businesses rather than managing the underlying infrastructure.
Our Global Infrastructure & Technology Network
Our global infrastructure and technology network, built on the foundation of open source scalable cloud-native technologies, allows us to deliver an exceptional developer experience and suite of infrastructure and software solutions to our customers spread across the globe. Our infrastructure is offered to our customers across numerous data centers worldwide that are connected by a high-speed private backbone, enabling our customers to deploy their solutions across nine different geographic regions. We lease data centers in the New York, San Francisco and Atlanta metropolitan areas, and plan to open new facilities in 2026 in Memphis, Richmond and Kansas City, in the United States. We also lease data centers in Australia, Canada, Germany, India, the Netherlands, Singapore and the United Kingdom. These data center locations were selected for their proximity to key customer markets and to allow access to global internet exchange points to provide consistent low-latency connectivity to large end-user networks. Our global data center network allows our customers to choose where best to deploy the solution to optimize performance and minimize latency for their users. In addition, we utilize points of presence locations situated across the globe to improve website and application performance by allowing geographically dispersed users to receive content from a location nearest to them.
We work closely with leading hardware manufacturers when designing our server platforms to continue to reduce acquisition costs while at the same time aligning our long-term server strategy to future technology advancements. We optimize reliability and performance for our customers by providing physical security and availability for our customers; managing the physical server capacity to help ensure that we are able to meet our customers’ demands; operating the global networking backbone to enable the best connectivity peering agreements to get customer traffic to the destination via the best available path; and actively monitoring the cloud environment and responding to network incidents to minimize customer impact and manage service availability.
We focus heavily on securing our network, products and customer data from potential security threats, leveraging a dedicated team of security professionals. We have implemented a cybersecurity risk management program that includes administrative, technical and physical safeguards designed to maintain the confidentiality, integrity, and availability of our company’s and our customers’ information. We design our products with security in mind and build security features to integrate directly with our platform, making it simple for our customers to build the additional security layers required for their use cases, rather than navigating the operational complexity of purchasing, integrating, and managing disparate security tooling into their projects. We also offer a number of security features to our customers free of charge, including our Distributed Denial of Service (“DDoS”) Protection service and enhanced Role Based Access Control (“RBAC”) offering. See Part I, Item 1C. “Cybersecurity” for additional detail on our cybersecurity program.
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
We offer IaaS, PaaS/SaaS and AI/ML solutions to our customers. Our initial product, launched in 2012, was the Droplet, a virtual machine that provides flexibility to build, test, secure and grow customers’ applications from start-up to scale. Since then, we have successfully launched many new products, which honor our commitment to always provide a simple, scalable and approachable experience for our core customer base. We have expanded our product portfolio with product innovations such as Dedicated Droplets, Premium Droplets, Spaces, Managed Kubernetes, Managed Databases, App Platform, and, more recently, GPU Droplets and Gradient® AI offerings, which have proven our ability to successfully launch or acquire new products to market and serve our customers’ needs. Furthermore, we regularly launch new product features in response to customer needs and requests and to grow the functionality of our platform. We have developed a product roadmap designed to enhance our ability to offer secure, scalable and reliable solutions for our customers to grow their applications or businesses. We also provide management and collaboration tools to enable our customers to monitor and manage their usage of our platform.
•IaaS Offerings. Our IaaS offerings include our compute, storage and networking products. We provide flexible server configurations sized for any application, attractive price-to-performance and highly predictable pricing that is the same across regions and usage volumes. Our current IaaS offerings include:
◦Droplets. Droplets are our core compute offering. Developers can spin up the virtual machine of their choice in under a minute. We offer basic Droplets and Dedicated Droplets, such as general purpose, CPU-optimized, memory-optimized or storage-optimized configurations, which provide flexibility to build, test, secure and grow any application from start-up to scale. Our Premium Droplet offerings provide enhanced performance on networking, disks and processing speed, while maintaining our commitment to simplicity.
◦Storage Offerings. Our storage solutions allow our customers to store and quickly access any amount of data reliably in the cloud. We offer several kinds of storage offerings, depending on the customer’s needs, including:
▪Spaces (Object Storage). Our object storage with a built-in content delivery network (“CDN”) makes scaling easy, reliable and affordable. In 2025, we also added a low-cost object storage option that is optimized for infrequently accessed data, while providing for data retrievals. We believe our simple and predictable pricing makes this offering very attractive compared to our competitors.
▪Volumes (Block Storage). Our block storage product allows customers to add more storage space and mix and match compute and storage to suit their database, file storage, application, service, mobile and backup needs. This provides supplemental storage beyond the generous local solid-state drive (“SSD”) offered with our compute offerings.
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
•Managed Load Balancers. Our Managed Load Balancer offering is a software service that allows customers to load balance traffic to their software applications located on multiple Droplets, enabling them to scale their applications and improve availability, security and performance across their infrastructure in a few clicks with affordable pricing. We also offer a Global Load Balancer to enable multi-data center applications, as well as network layer load balancers for latency applications.
•Virtual Private Cloud (“VPC”). Our VPC offering is a private network interface for collections of DigitalOcean resources. VPC networks provide a more secure connection between resources because the network is inaccessible from the public internet and other VPC networks, enabling our customers to manage their information and data traffic between applications without exposure to the public internet.
•IP Address Management. In addition to IPv4 addresses, we also offer IPv6 addresses, which provide larger address space and increased security, among other benefits. Customers also have the option to use Reserved IP Addresses, which are publicly-accessible static IP addresses that can be assigned to Droplets and instantly remapped to other Droplets in the same data center.
•Domain Name System (“DNS”) Management. DNS Management offering allows customers to add domains to their DigitalOcean accounts and manage the domain’s DNS records through our control panel. Managing DNS records through the DigitalOcean platform also allows customers to integrate DNS records with other DigitalOcean offerings, including Load Balancers to manage traffic and Spaces to streamline automatic SSL certificate management.
•NAT Gateways. Our new NAT Gateways offering is a secure way for customers to manage all outbound traffic through a single IP address.
•PaaS/SaaS Offerings. Our PaaS and SaaS offerings provide a complete development and deployment environment. PaaS/SaaS offerings include infrastructure as well as database management systems, application platforms, development tools and other services designed to support the complete web application lifecycle. Our current PaaS/SaaS offerings include:

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
◦Managed Databases. Our Managed Databases offering, a fully-managed database solution, provides our customers with the application performance they need without the operational demands that come with building and running a database server. We currently offer managed offerings for relational databases (SQL) such as PostgreSQL and MySQL, a NoSQL database such as DigitalOcean Managed MongoDB, a fully-managed database as a service offering in partnership with MongoDB, and a high-performance key-value caching service such as Managed Caching for Valkey. Additionally, Managed Kafka offering provides our customers with the ability to build high-throughput, low-latency data streams of Kafka without the complexity of managing their infrastructure. Finally, our Managed OpenSearch offering provides our customers a fully-managed search and analytics cluster for full-text search, log analytics, real-time querying and observability use cases.
◦Managed Kubernetes and Container Registry. Our easy-to-use Managed Kubernetes service provides scalability and portability for cloud-native applications. Customers can get started quickly with our free control plane, inexpensive bandwidth and our free egress gateway, which give our customers even more confidence in leveraging our Kubernetes offering to deploy their code in the cloud. Alternatively, customers have the option to scale-up with our high availability control plane, which increases control plane availability and uptime. Our Managed Container Registry offering lets customers easily store and manage private container images for rapid deployment to our Managed Kubernetes service.
◦App Platform. Our App Platform offering allows customers to build, deploy and scale applications quickly using a simple, fully-managed serverless solution. We handle the infrastructure, application runtimes and dependencies so that developers can push code to production in just a few clicks, enabling them to deliver applications to market faster and on a global scale.
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
◦Uptime. Our Uptime offering provides real-time uptime and latency alerts, allowing customers to quickly recover from incidents before their own customers are impacted. Alerts are triggered when customer assets are slow, out of order, or vulnerable to attack.
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
•AI/ML Offerings. Our AI/ML offerings enable customers to more easily develop, test, and deploy AI/ML applications or augment and enhance existing AI/ML applications. Our current AI/ML offerings include:
◦GPU Droplets. Our GPU Droplets provide similar functionality to our core CPU offerings, but with the extra power of GPUs, and come pre-configured with pre-installed drivers and software, allowing AI developers to simply and quickly run AI/ML applications, train models, and process analytics workloads.

Our GPU Droplets provide fast, easy and affordable access to high-performance GPUs without requiring upfront investments in costly hardware.
◦Gradient® AI Platform. Our Gradient® AI platform is a comprehensive solution for building, testing, and deploying AI agents and applications. The platform provides access to third party foundational models out-of-the-box via a serverless experience. It also offers a variety of tools and capabilities such as Knowledge-bases, Guardrails, Evaluations, and Observability to help customers put together production-ready agents with ease.
◦Bare Metal GPUs. Our Bare Metal GPU offering provides customers with access to GPU servers without any virtualization layer, to give developers with an entirely customizable experience for their use case.
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
We focus on building a large, highly-engaged community that can connect and educate developers across the globe. Our developer community enables new and experienced developers to learn new skills and technologies and create and deliver new applications. The DigitalOcean community is based on forging genuine relationships through a series of meaningful and memorable interactions. We believe that our focus on community drives brand loyalty amongst a fast-growing developer community and spurs our community followers to become advocates for us and our platform. Our community education websites contain high-quality technical tutorials and a forum with tens of thousands of questions and answers that guide developers in creating and delivering modern applications—not just focused on DigitalOcean products and services, but relevant to any cloud or AI service. We expect to continue to grow the high-quality developer content on our websites, including through the creation of new content and product demonstrations, alongside continuous maintenance and refreshes of our legacy content, while making our education website easier to navigate by integrating Gradient® AI on our education websites so our customers can get the answers they need more seamlessly and efficiently.
We host a number of events to further build our community, including Hacktoberfest with over 56,000 developers completing over 87,000 contributions in 2025, and Deploy, a conference for DigitalOcean users, developers, and business leaders to learn from experts, connect, and be inspired to build their vision on our platform. In 2025, we hosted two in-person editions of Deploy, in January in Austin, TX, and in October in London, England. We are focused on expanding our developer engagement efforts by hosting regular in-person meetings and creating innovative knowledge-sharing hubs in cities around the world. In addition, we operate the “Hatch by DigitalOcean” program to support entrepreneurs and startups more directly as they begin their journey by providing them with a robust set of benefits to help them succeed. Many attendees at our meetings and events and participants in our Hatch program have learned about DigitalOcean through these developer engagement efforts and have not only become loyal DigitalOcean customers but have become advocates of our platform, drawing others to DigitalOcean.
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
We are committed to providing robust customer support to all customers, which we believe has been a strategic differentiator for us. The customer support team addresses account-related questions and provides high-quality technical advice and troubleshooting. Developers and engineers are a key part of the customer support team, and we offer technical support free of charge to all of our customers. In addition, we offer paid support plans, which allow customers to choose the paid support option that best suits their needs and provide customers with faster response times and dedicated support from technical managers. Customer engagement with our customer support team also serves as an important feedback loop to our product and technology teams, helping us better understand the specific needs of our customers. This feedback has influenced, and will continue to influence, our product roadmap, the content strategy for our community tutorials and other business decisions. We utilize various metrics to track and confirm that we are providing exceptional customer support. We internally monitor our customer satisfaction score (“CSAT”) and net promoter score (“NPS”) to gauge the quality of our interactions with customers and our ability to increase loyalty. We also have specific service-level objectives (“SLOs”) for response and resolution times to maintain a high level of customer satisfaction.
We intend to continue to invest in our sales and marketing capabilities to capitalize on our large and global market opportunity, while remaining very efficient in terms of sales and marketing expense as a percentage of revenue.
Our Customers
Our customer base is incredibly diverse with respect to technical competency, type of business, use case and geography. We have been successful in increasing our customer base of DNE Customers, and their annual run-rate revenue (“ARR”) growth rates, by expanding our product portfolio and optimizing our sales and marketing initiatives to meet the needs of our customers. While our pricing is primarily consumption-based and the majority of our customers use our platform on a month-to-month basis, a growing number of customers are using our platform for larger workloads and some of these customers are opting to enter into committed contracts, committing to a minimum spend on our platform. As of December 31, 2025, we had approximately 21,000 DNE Customers, an increase from approximately 18,000 as of December 31, 2024. Our ARR has increased from $723 million in 2023 to $820 million in 2024 to $970 million in 2025. We have no material customer concentration, as our top 25 customers made up 10%, 8% and 7% of our revenue in 2025, 2024, and 2023, respectively. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” for more detail on the definition of ARR.
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
We also compete with smaller and/or niche cloud service providers that typically target individuals and smaller businesses, simple use cases and/or narrower geographic markets. Examples in this category include OVHcloud, Akamai (Linode), Hetzner, Vultr, and Contabo.
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
Human Capital Management
As of December 31, 2025, we had a total of 1,462 employees, including 848 located outside the United States. We also engage individuals through professional employer organizations and contractors on an as-needed basis. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
We provide competitive compensation and benefits for our employees globally, including base salary, cash bonuses, commissions (for our sales team), long-term equity awards and the opportunity to participate in an employee stock purchase plan, and a wide array of benefits aligned with local reward practices and competitive with those offered by companies with whom we compete for talent.
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
As of December 31, 2025, we owned 13 registered trademarks in the United States and 24 registered trademarks in various non-U.S. jurisdictions. We have filed applications for registration for three additional trademarks in the United States and for four additional trademarks in non-U.S. jurisdictions. In addition, we own one International Registration through the World Intellectual Property Organization, which has been extended to registrations in seven additional jurisdictions. As of December 31, 2025, we owned six issued patents, which are each scheduled to expire in 2039 and 2040. In addition, we license third-party software and use open source software and other technologies that are used in the provision of or incorporated into some elements of our services. Many parts of our business utilize proprietary technology and/or licensed technology, including open source software.
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
Governmental Regulation
Our business is and will continue to be subject to extensive U.S. federal and state and foreign laws and regulations, including laws and regulations involving privacy, data protection, data transfers, artificial intelligence, content regulation, security, intellectual property, competition, taxation, anti-corruption, anti-bribery, anti-money laundering, and other similar laws. Many of these laws and regulations are still evolving and are likely to remain uncertain for the foreseeable future, and these laws and regulations can vary significantly from jurisdiction to jurisdiction. The costs of complying with these laws and regulations could be significant. We are also subject to U.S. and foreign laws and regulations that govern or restrict our business and activities in certain countries and with certain persons, including the U.S. Commerce Department’s Export Administration Regulations and economic and trade sanctions regulations maintained by the U.S. Treasury Department’s Office of Foreign Assets Control. Compliance with these laws, rules, and regulations has not had, and is not expected to have, a material effect upon our results of operations, capital expenditures or competitive position. Nevertheless, compliance with existing or future governmental regulations, including, but not limited to, those pertaining to global trade, business acquisitions, consumer and data protection, and taxes, could have a material impact on our business in subsequent periods.
For a more comprehensive discussion of the risks we face from regulation and compliance matters, see Part I, Item 1A. “Risk Factors”.
Corporate Information
We were incorporated in Delaware in 2012 under the name Digital Ocean, Inc. In 2016, as part of a restructuring, Digital Ocean, Inc. was converted into DigitalOcean, LLC, and DigitalOcean Holdings, Inc. was formed as the ultimate parent holding company. We completed our initial public offering in March 2021 and our common stock is listed on the New York Stock Exchange under the symbol “DOCN.” Our principal executive offices are located at 105 Edgeview Drive, Suite 425, Broomfield, Colorado 80021, and our telephone number is (646) 827-4366. Our website address is www.digitalocean.com.
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at investors.digitalocean.com when such reports are available on the SEC’s website. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information contained on the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.
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
•our ability to attract new customers and retain existing customers, including increasing their usage of our products;
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
•general economic conditions, both domestically and internationally, including heightened inflation or changes in interest rates, uncertainty regarding changes in trade policies, and economic conditions specifically affecting industries in which our customers participate;
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
In order to grow our business, we must continue to expand the usage by our existing customers on our platform, attract new customers in a cost-effective manner and enable these customers to realize the benefits associated with our products and services. Our business is usage-based and it is important for our business and financial results that our paying customers maintain or increase their usage of our platform and purchase additional products from us. Historically, we have relied on our self-service customer acquisition model for a significant majority of our revenue. We complement our self-service customer acquisition model with a sales force focused on inside sales, targeted outside sales and partnership opportunities to drive revenue growth. If our self-service customer acquisition model is not as effective as we anticipate or our sales force is not successful at growing our customer base, specifically our DNE Customers, our future growth will be impacted.
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
We are focused on expanding the number of DNE Customers on our platform, both through expanding usage by existing customers and attracting new DNE Customers. Net new sales to DNE Customers involve risks that may not be present or that are present to a lesser extent with sales to smaller customers.
Sales to DNE Customers involve risks that may not be present or that are present to a lesser extent with sales to smaller customers, such as longer sales cycles, more complex customer requirements, substantial upfront sales costs, and less predictability in completing some of our sales. For example, DNE Customers may require considerable time to evaluate and test our solutions and those of our competitors prior to making a decision on whether to subscribe to our platform. As a result, we may spend substantial time and resources on our sales efforts without any assurance that our efforts will produce a sale. Moreover, DNE Customers often begin to deploy our products on a limited basis, but nevertheless demand configuration, integration services and pricing negotiations, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our products widely enough across their organization to justify our substantial upfront investment.
The market for our platform and solutions may develop more slowly or differently than we expect.
It is difficult to predict customer adoption rates and demand for our products and services, the entry of competitive products or services or the future growth rate and size of the Infrastructure-as-a-Service (“IaaS”), Platform-as-a-Service (“PaaS”) and Software-as-a-Service (SaaS), and artificial intelligence and machine learning (“AI/ML”) markets. The expansion of these markets depends on a number of factors, including the cost, performance, and perceived value associated with the markets in which we operate. The market for these applications as a whole, including our platform and products, could be negatively affected by a number of factors, many of which are outside of our control. For example, demand for our products and services could be negatively impacted if we or other providers in our space experience security incidents, loss of customer data, disruptions or other similar problems. If there is a reduction in demand caused by technological challenges, weakening economic conditions, data security or privacy concerns, governmental regulation, competing technologies and products, or decreases in information technology spending or otherwise, either now or in the future, the market for our platform and products might not continue to develop or might develop more slowly than we expect, which would adversely affect our business, financial condition and results of operations.
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
We intend to continue to devote substantial resources to the market for our DNE Customers and the broader market for growing technology companies. However, these customers and potential customers may have limited budgets and may choose to allocate resources to items other than our solutions, especially in times of economic uncertainty or recessions. If these markets fail to be as lucrative as we project or we are unable to market and sell our services to such customers effectively, our ability to grow our revenues quickly and achieve or maintain profitability will be harmed.
Our artificial intelligence and machine learning (“AI/ML”) products and services may not be successful, which could adversely affect our business operating results or financial condition.
A growing part of our business involves AI/ML products and services, and we are devoting significant resources to develop and deploy such strategies. The AI/ML landscape is rapidly evolving and may create risks and challenges for our business. If we fail to develop and timely offer the right AI/ML offerings, if such offerings fail to meet our customers’ demands, if such offerings fail to operate as expected, or if our competitors launch AI/ML offerings more quickly or more successfully than we do, we may lose our competitive position, our products may become obsolete, we may experience brand or reputational harm and our business, operating results or financial condition could be adversely affected.
In addition, the markets for AI/ML offerings or AI/ML-enabled products and services may not develop in the manner or time periods we anticipate, or at all. If domestic or global economies worsen, overall spending on the development of AI-related products and services may decrease, which would adversely impact demand for our products and services in these markets. Even if the demand for such products and services develops in the manner or in the time periods we anticipate, if we do not have timely and competitively-priced products and services that meet our customers’ needs, we may miss a significant opportunity and our business, operating results and financial condition could be materially and adversely affected. Also, because the markets for AI/ML-related products and services are still emerging, demand for these products and services may be unpredictable and may vary significantly from one period to another. There can be no assurance that we will realize the desired or anticipated benefits with respect to the significant resources we are devoting to develop and deploy our AI/ML strategies. Accordingly, it is uncertain whether our AI/ML strategies will attract customers or generate revenue required to succeed in this highly competitive and rapidly changing market, and the failure to realize the anticipated benefits could adversely affect our business operating results or financial condition. See Risk Factor entitled “Our increased focus on the development and use of artificial intelligence and machine learning may result in reputational harm, liability or other adverse consequences to our business, results of operations or financial results” below.
We use artificial intelligence-based tools in our business operations that may present risks and challenges to our business.
In an effort to enhance internal efficiencies, we currently use and may continue to explore additional usage of internally-developed and third-party AI/ML platforms, offerings and tools, including generative AI products (“AI/ML technology”), in our internal operations. AI/ML technology is subject to privacy and data security laws, as well as increasing regulation and scrutiny. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.
We have developed policies governing the use of AI/ML technology to help reasonably ensure that such AI/ML technology is developed and used in a responsible manner by our employees, contractors, and authorized agents and that our assets, including intellectual property, competitive information, financial information, personal data we may collect or process, and customer information, are protected. Any failure by our personnel, contractors or other agents to adhere to our established policies could violate confidentiality obligations or applicable laws and regulations (including data privacy laws), jeopardize our intellectual property rights, cause or contribute to unlawful discrimination, result in the misuse of personally identifiable information, or introduce greater vulnerabilities to cybersecurity attacks or malware into our systems. Because the use of AI/ML technology is relatively new and rapidly evolving, we cannot be certain that our policies or adherence to them will offer us sufficient protection or that the use of such technologies will not harm our reputation, financial condition or operating results and certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI/ML. We also could be subject to claims from providers of third-party AI/ML technologies that we are using their products, tools or outputs in a manner that is inconsistent with their terms of use, and such claims may result in costly legal proceedings.

The use of third-party AI/ML technology by our business partners with access to our confidential information, including personal data, customer data, confidential information and trade secrets, may continue to increase. This carries increased risk that it could lead to the misuse or disclosure of such information, which could negatively impact us, including our ability to realize the benefits of our intellectual property. The use of AI/ML technology by our business partners may lead to novel and urgent cybersecurity risks, which could have a material adverse effect on our operations and reputation as well as the operations of any of our business partners. Finally, the use of AI/ML technology also presents emerging ethical issues and if our use of third-party AI/ML technology becomes controversial or if there is noncompliance with our policies governing the use of AI/ML technology, we may experience brand or reputational harm, competitive harm or legal liability.
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
We rely on third-party data center providers to help ensure the functionality of our platform and products. If our data center providers fail to meet the requirements of our business, or if our data center facilities experience damage, interruption or a security breach, our ability to provide access to our platform and maintain the performance of our network could be negatively impacted.
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
•the failure of utility providers to deliver power at sufficient levels on commercially acceptable terms to support our data centers; and
•decisions by the owners and operators of the co-location and ISP-partner facilities where our network infrastructure is deployed or by global telecommunications service provider partners who provide us with network bandwidth to terminate our contracts, discontinue services to us, shut down operations or facilities, increase prices, change service levels, limit bandwidth, declare bankruptcy, breach their contracts with us, or prioritize the traffic of other parties.
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
In addition, if we do not optimize and operate these data center facilities efficiently, or if we fail to expand our data centers in a timely manner to meet increased customer demand, it could result in either lack of available capacity (resulting in poor service performance or technical issues) or excess data center capacity (resulting in increased unnecessary costs), both of which could result in the dissatisfaction or loss of customers and cause our business, results of operations and financial condition to suffer. As we continue to add product and service capabilities, our data center networks become increasingly complex and operating them becomes more challenging.
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
If our systems or those of the third parties with whom we work or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruptions to our business operations, loss of revenue or profits, loss of customers, and other adverse consequences.
In the ordinary course of our business, we and the third parties with whom we work, process, collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “process”) proprietary, confidential, and sensitive data, including personal data, customer data, intellectual property, and trade secrets (collectively, “sensitive information”). Security incidents (including breaches of security) or unauthorized access to our platform and products have in the past and may in the future result in the loss of our or our customers’, employees’ or users’ data, litigation, disruptions to our business operations, indemnity obligations, fines, penalties, disputes, regulatory investigations and actions, and other liabilities.
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
We have in the past and may in the future also be impacted by and the target of cyber-attacks by third parties seeking unauthorized access to our or our customers’, employees’ or users’ sensitive or proprietary data or to disrupt our ability to provide our services. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these will be effective and our security measures, or those of our third parties that process sensitive information on our behalf, could be breached or we could suffer a loss of our sensitive information. We take steps designed to detect, mitigate and remediate vulnerabilities in our information technology systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities.
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
Cyber-attacks, computer malware, viruses, supply chain attacks, social engineering (including through AI-enabled deep fakes, which may be increasingly more difficult to identify as fake, and spear phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI, and other similar threats have become more prevalent in our industry, particularly against cloud services.
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
In addition, we must also continue to effectively manage our capital expenditures by maintaining and expanding our data center capacity, servers and equipment, grow in geographies where we currently have a small presence and support the performance, features and reliability of our service offerings and our customer service to remain competitive in a rapidly changing technological environment. If we fail to manage our growth, the quality of our platform and products may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers and employees.
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
•geopolitical disputes and tensions, regulatory restrictions and sanctions disrupting our supply chain;
•changes in trade policies and related uncertainties, including the imposition and enforceability of tariffs, trade controls and other trade barriers or retaliation for those measures by other governments, which may impact the pricing and availability of these components and future pricing expectations;
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
The markets that we serve are highly competitive and rapidly evolving. With the introduction of new technologies and innovations, we expect the competitive environment to remain intense. We compete primarily with large, diversified technology companies that focus on large enterprise customers and provide cloud computing as just a portion of the products and services that they offer. The primary vendors in this category include Amazon (AWS), Microsoft (Azure), Google (GCP), IBM (IBM Cloud), Alibaba (Alibaba Cloud) and Oracle (Oracle Cloud). We also compete with smaller and/or niche cloud service providers that typically target individuals and smaller businesses, simple use cases and/or narrower geographic markets. Examples in this category include OVHcloud, Akamai (Linode), Hetzner, Vultr, and Contabo. Our AI/ML offerings compete with providers of AI/ML infrastructure and services, including the same large, diversified technology companies, Amazon (AWS), Microsoft (Azure), and Google (GCP), and smaller more infrastructure-focused companies such as Coreweave and Lambda Labs. Finally, our Managed Hosting offering competes with digital agencies and other managed hosting providers, including Kinsta and WP Engine. We may also face increased competition from other companies that are using AI/ML applications, some of whom may develop more effective methods than we and any of our business partners have, which could have a material adverse effect on our business, results of operations or financial condition.
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
Our success largely depends on our ability to effectively integrate new members of our executive leadership team and senior management. In 2024, we hired a Chief Executive Officer, Chief Ecosystem and Growth Officer and Chief Revenue Officer, and in 2026, we hired a new Chief Product and Technology Officer, in addition to other members of senior management. The ability of these members of leadership and senior management to understand our business, operations, and strategic plans will be critical to the Company and our management’s ability to make informed decisions about our strategic direction and operations. Ensuring that executives and management gain detailed knowledge of our operations may take time and resources. An inadequate transition may cause disruption to our business due to, among other things, diverting management’s attention away from the Company’s financial and operational goals or causing a deterioration in morale.
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
Our results of operations may vary based on the impact of unfavorable changes in our industry or the global economy on us or our customers and potential customers. Adverse changes in macroeconomic conditions can significantly harm demand for our products and make it more challenging to forecast our operating results and make business decisions, including regarding prioritization of investments in our business. Unfavorable conditions in the economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, supply chain disruptions, inflationary pressures, interest rates, financial and credit market fluctuations, volatility in the capital markets, liquidity concerns at, and failures of, banks and other financial institutions, international trade relations, economic sanctions, political turmoil, political instability and transitions of power in regions where we operate, natural catastrophes, outbreaks of contagious diseases, warfare and terrorist attacks on the United States, Europe or elsewhere, including military actions affecting Russia, Ukraine, the Middle East or elsewhere could cause a decrease in business investments in information technology or otherwise decrease or delay business spending by our current and prospective customers and business partners, reduce demand for or usage of our products and services and negatively affect the growth of our business and our results of operations.
Geopolitical risks, including those arising from trade tension and/or the imposition and enforceability of trade tariffs or other changes in trade policies and related uncertainties (including U.S. tariffs imposed or threatened to be imposed, any retaliatory actions taken by other countries, and uncertainties regarding the ability to obtain refunds for previously paid tariffs that have subsequently been invalidated), terrorist activity or acts of civil or international hostility, and other geopolitical conflicts and developments, including tensions between China and Taiwan, are increasing. While we do not currently have employees or direct operations in any region with ongoing military conflict, we may have customers with business activities in these countries and regions. Based on ongoing military conflicts and associated sanctions imposed by the U.S. government, our ability to receive payments from customers in those regions and our ability to realize revenues from those customers may be impacted. Further, due to political uncertainty and military actions, we and the third parties upon which we rely may be vulnerable to a heightened risk of cyber-attacks, computer malware, viruses, supply chain attacks, social engineering (including spear phishing and ransomware attacks) and general hacking that could materially disrupt our systems and operations.
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
We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, results of operations and financial condition could be materially and adversely affected. The full impact of any conflict, economic slowdown or other factor on our business operations and financial performance remains uncertain and will depend on future developments, including the severity and duration and its impact on our customers and third-party providers, as well as regional and global economic conditions. Macroeconomic and political conditions and uncertainties have in the past adversely affected, and may in the future adversely affect, our business, results of operations and financial condition, and any related impacts or disruptions may also exacerbate the impact of other risks described in this Annual Report on Form 10-K.
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
If we invest substantial time and resources to further expand our international operations and are unable to do so successfully and in a timely manner, our business and results of operations will suffer. Our failure to successfully manage our international operations and the associated risks could limit the future growth and success of our business.
We are exposed to fluctuations in currency exchange rates and interest rates, which could negatively affect our results of operations and our ability to invest and hold our cash.
Our sales are currently primarily denominated in U.S. dollars, and therefore, our revenue is generally not subject to foreign currency risk. However, the current strengthening of the U.S. dollar increases the real cost of our platform to our customers outside of the United States, which could adversely affect our results of operations. Our operating expenses incurred outside the United States are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with currency fluctuations, our results of operations could be adversely affected. In addition, increased interest rates could adversely affect the value of our investments and cash on hand and increase our borrowing costs, and could also increase our customers' operating costs, which could result in reduced less demand for our products or services, or delays in new orders, renewals or payments due to us. The impact of economic conditions, including the effects of changing interest rates, could adversely affect our business, operating results and financial condition.
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
Our tax provision could also be impacted by changes in accounting principles, changes in U.S. federal, state, or international tax laws applicable to corporate multinationals, other fundamental law changes currently being considered by many countries, and changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions. For example, the Organisation for Economic Co-operation and Development (“OECD”) has been spearheading a multilateral effort on proposals, commonly referred to as “BEPS 2.0”, which, to the extent implemented, will make important changes to the international tax system. These proposals are based on two “pillars”, involving the reallocation of taxing rights in respect of certain multinational enterprises above a fixed profit margin to the jurisdictions in which they carry on business (Pillar One) (based on the thresholds, we currently expect to be outside the scope of the Pillar One proposals, but could fall within their scope in the future) and imposing a minimum effective corporate tax rate on certain multinational enterprises (Pillar Two). A number of countries in which we conduct business have enacted, or are in the process of enacting, core elements of the Pillar Two rules. The OECD has issued administrative guidance providing transition and safe harbor rules around the implementation of Pillar Two. Based on our current understanding of the minimum revenue thresholds, we currently expect to be outside the scope of the Pillar Two proposals but could fall within their scope in the future, which could increase our tax obligations and require us to incur additional material costs to ensure compliance with any such rules in the countries where we do business. We are monitoring developments and evaluating the potential impacts of these new rules, including on our effective tax rates, and our eligibility to qualify for the transition and safe harbor rules.
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
As of December 31, 2025, we had net operating losses (“NOL”) carryforwards for federal, state and foreign income tax purposes and other tax credit carryforwards for federal and state tax purposes. Certain of these NOL carryforwards and tax credit carryforwards will expire in various years beginning in 2029 for federal purposes and 2030 for state purposes if not utilized. Our ability to utilize our NOL carryforwards and other tax credit carryforwards to offset taxable income may be subject to certain limitations. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (“the Code”), a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs or other tax credits to offset future taxable income. We have experienced ownership changes under Section 382 of the Code in the past and may experience a future ownership change under Section 382 of the Code that could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs and tax credits of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that regulatory changes, such as suspensions on the use of NOLs or other tax credits, or other unforeseen reasons, could cause our existing NOLs or tax credits to expire or otherwise be unavailable to reduce current or future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs and tax credits reflected on our balance sheet, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.
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
On May 5, 2025, we entered into the Credit Agreement, which provides for the Term Loan Facility and the Revolving Facility (collectively, the “2025 Credit Facility”). Upon entry into the Credit Agreement, we terminated the 2022 Credit Facility. In addition, on August 14, 2025, we issued $625.0 million aggregate principal amount of 0.00% convertible senior notes due 2030 (the “2030 Convertible Notes”) in a private placement. We used approximately $83.9 million of the net proceeds from the 2030 Convertible Notes offering to pay the cost of related capped call transactions, and approximately $1.131 billion, consisting of approximately $606.1 million of the net proceeds from the 2030 Convertible Notes offering, together with $380.0 million of term loans under the Term Loan Facility and cash on hand, to repurchase in cash approximately $1.188 billion aggregate principal amount of our 0.00% Convertible Senior Notes due 2026. As of December 31, 2025, we had $420.0 million borrowing capacity available under our 2025 Credit Facility.
We may enter into other financing arrangements from time to time. For example, during the year ended December 31, 2025, we entered into equipment financing arrangements with a third-party financial institution for $131.5 million.
We may not be able to refinance our existing indebtedness because of our amount of debt, debt incurrence restrictions under our debt agreements or adverse conditions in credit markets generally. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would result in an adverse effect on our financial condition and results of operations. Although our Credit Agreement contains restrictions on the incurrence of additional indebtedness and entering into certain types of other transactions, these restrictions are subject to a number of qualifications and exceptions. Additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also do not prevent us from incurring certain obligations, such as trade payables.
The capped call transactions entered into in connection with the issuance of the 2030 Convertible Notes subject us to counterparty risk, may not operate as planned and could affect the value of our common stock.
In August 2025, in connection with the pricing of the 2030 Convertible Notes and the exercise in full by the initial purchasers of their option to purchase additional 2030 Convertible Notes, we entered into capped call transactions with certain financial institutions, including an affiliate of an initial purchaser. Although the capped call transactions are generally expected to reduce the potential dilution to our common stock upon any conversion of the 2030 Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2030 Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap based on a cap price initially equal to $66.51 per share, and is subject to certain adjustments under the terms of the capped call transactions, the capped call transactions are complex, and they may not operate as planned. For example, these capped call transactions may not operate as we intend if we are required to adjust their terms as a result of transactions in the future or upon unanticipated developments that may adversely affect the functioning of the capped call transactions. If the capped call transactions do not operate as we intend, they may adversely affect the value of the 2030 Convertible Notes and our common stock.

In addition, the capped call counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2030 Convertible Notes. Such actions could affect the market price of our common stock (or avoid an increase or a decrease in the market price of our common stock) and the ability of a noteholder to convert the 2030 Convertible Notes. Also, to the extent such activity occurs during any observation period related to a conversion of 2030 Convertible Notes, that activity could affect the number of shares of common stock, if any, and value of the consideration that a noteholder will receive upon conversion of the 2030 Convertible Notes.
The capped call counterparties are financial institutions and we are subject to the risk that they might default under the capped call transactions. Our exposure to the credit risk of the capped call counterparties is not secured by any collateral. Global economic conditions have from time to time resulted in the actual or perceived failure or financial difficulties of many financial institutions. If a capped call counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with that capped call counterparty. Our exposure will depend on many factors, but, generally, the increase in our exposure will be correlated with increases in the market price or the volatility of our common stock. In addition, upon a default by a capped call counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of any capped call counterparty.
Our Credit Agreement currently imposes and any other debt we incur may impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities.
The Credit Agreement that governs our 2025 Credit Facility imposes significant operating and financial restrictions on us. These restrictions limit the ability of our subsidiaries, and effectively limit our ability to, among other things:
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
Our failure to comply with any of the existing restrictions described above or any other restrictions associated with the terms of any future indebtedness from time to time could result in an event of default, which, if not cured or waived, could result in us being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms or are unable to refinance these borrowings, our results of operations and financial condition could be adversely affected.
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

Our platform and the public cloud infrastructure on which our platform relies are vulnerable to damage or interruption from catastrophic occurrences, such as earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, criminal acts, sabotage, other intentional acts of vandalism and misconduct, geopolitical events, disease, and similar events. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our facilities or the facilities of our public cloud providers could result in disruptions, outages, and other performance and quality problems, including the loss of critical data and the inability to deliver our products and services to our customers. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster and to execute successfully on those plans in the event of a disaster or emergency, our business would be seriously harmed and our insurance coverage may not compensate us in full or at all for losses that may occur in the event of any of these potential future catastrophic events.
Risks Related to Our Regulatory Environment
Activities of our customers or the content on their websites could subject us to liability.
We provide products and services that enable our customers and users to exchange information and engage in various online activities, and our products and services include substantial user-generated content. For instance, customers and users include content on their Droplets, post or generate content on our website’s community section, and offer applications and integrations through our marketplace. Customer or user content or activity may be infringing, illegal, hostile, offensive, unethical, or inappropriate, may violate our terms of service or a customer’s own policies, or may be intended to, or inadvertently, circumvent or threaten the confidentiality, integrity, security or availability of information or network services of other products, services, or systems, including, for example, by launching various attacks, and our products may otherwise be subject to fraudulent usage. From time to time, we are subject to legal claims or regulatory enforcement actions arising from the conduct of certain of our customers and may be subject to additional lawsuits or regulatory enforcement actions relating to the content or actions by our customers or users. Even if claims against us are ultimately unsuccessful, defending against such claims will increase our legal expenses and divert management’s attention from the operation of our business, which could adversely impact our business and results of operations, and our brand, reputation, and financial results may be harmed.
We (like other intermediary online service providers) rely primarily on two sets of laws in the United States to shield us from legal liability with respect to user activity. The Digital Millennium Copyright Act (“DMCA”), provides service providers a safe harbor from monetary damages for copyright infringement claims, provided that service providers comply with various requirements designed to stop or discourage infringement on their platforms by their users. Section 230 of the Communications Decency Act (“CDA”), protects providers of an interactive computer service from liability with respect to most types of content provided over their service by others, including users. Both the DMCA safe harbor and Section 230 of the CDA face regular and current, calls for revision. For example, a variety of bills have been introduced in the U.S. Congress that would seek to make changes to the scope of Section 230 of the CDA, including legislation in the U.S. Congress that, if enacted, would narrow the protections of Section 230 of the CDA. Enactment of this legislation or an unfavorable outcome of the FCC rulemaking could limit our ability to rely on the protections of Section 230 of the CDA. Furthermore, recent litigation has created uncertainty with respect to the applicability of DMCA protections to companies that host substantial amounts of user content. For these reasons and others, now or in the future, the DMCA, CDA, and similar provisions may be interpreted as not applying to us or may provide us with incomplete or insufficient protection from claims.
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
•privacy and security issues;
•consumer protection risks;
•evolving regulatory framework for AI/ML;
•digital marketing aspects;
•characteristics and quality of services, including changes to networking relationships and anti-circumvention technologies;
•the contractual terms within our terms of service and other agreements with customers;
•the developing global regulatory landscape regarding the internet, including changing regulatory approaches to net neutrality and censorship restrictions on ISPs, which could negatively affect our business or ability to attract and retain customers in ways that we cannot predict;
•cross-border e-commerce issues; and
•ease of access by our users to our platform.
New laws or regulations, or new applications or interpretations of existing laws or regulations, could hinder growth and decrease acceptance, both of the internet and online services, or of our specific products or services, both generally or with respect to certain uses or industries. Such legal changes could increase our costs of doing business, subject our business to increased liability for non-compliance, or prevent us from marketing or delivering our services over the internet or in specific jurisdictions, thereby materially adversely affecting our business and results of operations. In addition, certain jurisdictions may require us to establish a local corporate presence in the country, which could increase our exposure to government censorship demands, heightened data security and breach risks, and regulatory enforcement. Failure to comply with such requirements could result in fines, operational restrictions, or the suspension or prohibition of our ability to do business in those regions.
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
In addition, unfavorable developments with evolving laws and regulations affecting AI/ML-related products may limit global adoption, impede our strategy and negatively impact our long-term expectations in this area. For example, there is significant uncertainty in the U.S. courts as to how AI/ML technologies affect intellectual property ownership, including copyright protections, and the use of AI/ML-related technology in the development of our products or implementation of AI/ML features in our products could expose us or our customers to claims of copyright infringement or misappropriation. We may not be able to anticipate how to respond to or comply with these rapidly evolving frameworks, and we may need to expend resources to adjust our offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. The cost of complying with such frameworks could be significant and may increase our operating expenses.
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
Evolving data privacy and security requirements, including third-party compliance, present regulatory, litigation, and business risks.
In the ordinary course of business, we process sensitive information. Our data processing activities subject us to various data privacy and security obligations, including regional laws, guidance, industry standards, external and internal privacy and security policies, contractual requirements, directives, regulations, and other obligations relating to data privacy and security.
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). We publish privacy policies, and other notices including disclosures regarding compliance with certain security or privacy certifications or self-governing compliance frameworks. Regulators in various jurisdictions are increasingly scrutinizing these disclosures and other statements. If these policies, disclosures or other statements are determined to be deficient, insufficiently transparent, misleading, deceptive, or otherwise inconsistent with our practices, we could be subject to investigations, enforcement actions, penalties, or other adverse consequences. In the United States, such actions may be brought by federal agencies and state attorneys general.
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
These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (“CCPA”) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.
Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (UK GDPR), and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal data.
For example, under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20.0 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. In Canada, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) and various related provincial laws, as well as Canada’s Anti-Spam Legislation (“CASL”), apply to our operations. In Australia, the Privacy Act also applies to our operations.
As another example, the General Data Protection Law (“Lei Geral de Proteção de Dados Pessoais”, or “LGPD”) (Law No. 13,709/2018) may apply to our operations. The LGPD broadly regulates processing personal data of individuals in Brazil and imposes compliance obligations and penalties comparable to those of the EU GDPR. The Swiss Federal Act on Data Protection, or the FADP, also applies to the collection and processing of personal data by companies located in Switzerland, or in certain circumstances, by companies located outside of Switzerland.
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
In addition to the EU GDPR, the European Commission has proposed a draft regulation, known as the Regulation on Privacy and Electronic Communications (“ePrivacy Regulation”), which is intended to replace the current ePrivacy Directive. If adopted, the ePrivacy Regulation could impose additional or enhanced consent and privacy requirements governing the use of communications content and metadata. Such requirements could negatively impact our platform and products and our relationships with our customers.
Compliance with the EU GDPR and, if and when effective, the proposed ePrivacy Regulation, may require us to incur substantial operational costs or modify our business practices. We may not be successful in our efforts to achieve compliance, which could adversely affect our ability to retain or attract new European or multi-national customers or increase our potential liability under customer agreements. Although we utilize data centers in the European Economic Area (“EEA”) and elsewhere globally to host certain customer and user data originating from the EU, we may be required to implement additional systems or processes to maintain such data in the EEA, resulting in increased costs and operational complexity. Similar data localization requirements in other jurisdictions could further increase the costs of establishing and maintaining data storage and processing infrastructure.
In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. Certain jurisdictions, including the EEA and the United Kingdom (UK), have enacted laws that restrict or condition the transfer of personal data to the United States and other countries whose privacy protections are deemed inadequate. Other jurisdictions have adopted or may adopt similar data localization or cross-border data transfer requirements.
Although there are currently mechanisms that may permit transfers of personal data from the EEA and UK to the United States in compliance with law, including standard contractual clauses, the UK’s International Data Transfer

Agreement or Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to evolving regulatory interpretations and legal challenges. As a result, there can be no assurance that we will be able to continue to rely on these mechanisms or otherwise lawfully transfer personal data to the United States or other jurisdictions.
If we are unable to transfer personal data lawfully, or if the requirements for a compliant transfer become unduly burdensome, we could experience significant adverse consequences, including disruptions to or degradation of our operations, increased compliance costs, limitations on our ability to work with customers, partners, vendors, or other third parties, or the need to relocate some or all of our data processing or business operations to other jurisdictions at substantial expense. We could also face increased regulatory scrutiny, investigations, fines, penalties, injunctions, or restrictions on our processing of personal data necessary.
Data privacy and security obligations, as well as customer and consumer expectations regarding data protection, are rapidly evolving, increasingly stringent, and subject to differing and sometimes conflicting interpretations across jurisdictions. Compliance with these requirements requires significant management attention and resources, and may necessitate changes to our products, services, systems, practices, or business model, as well as those of third parties that process data on our behalf.
Furthermore, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our products. Privacy and data security concerns, whether valid or not valid, may inhibit market adoption of our products, particularly in certain industries and foreign countries.
Actual or perceived failures by us or our third party partners to comply with applicable data privacy and security obligations could result in regulatory enforcement actions, litigation (including class-action claims and mass arbitration demands); additional reporting or oversight obligations, bans or restrictions on processing data; or orders to delete or refrain from using personal data. Privacy-related claims have become increasingly common and, in some cases, may permit the recovery of statutory damages on a per-violation basis, which could be substantial depending on the volume of data involved.
Any of these events could have a material adverse effect on our reputation, business, results of operations, or financial condition, including but not limited to though loss of customers, interruptions to our business operations; limitations of our ability to process data or to operate in certain jurisdictions, limited ability to develop or commercialize our products, expenditure of time and resources to defend any claim or inquiry, adverse publicity, or required changes to our products or services.
Furthermore, certain customers operate in highly regulated industries and require us to comply with additional data protection and security obligations. For example, to support certain customers in the healthcare industry, we are required to comply with the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and enter into business associate agreements (“BAAs”), which impose additional obligations and potential liabilities, including penalties and fines in the event we fail to comply with the terms of such agreements. Meeting these requirements may require further investment in our platform, systems, and controls, and may increase our operating expenses, as well as increase our exposure to penalties and fines in the event of noncompliance.
Our policies regarding user privacy could cause us to experience adverse business and reputational consequences with customers, employees, suppliers, government entities, users, and other third parties.
From time to time, government entities (including law enforcement bodies) may request our assistance with obtaining information about our customers or users. Although we strive to protect the privacy of our customers and comply with our privacy commitments, we may be required from time to time to disclose such information in response to lawful requests. In certain circumstances, we may challenge law enforcement requests and other government demands for access to our systems, customer Droplets and other service environments, or user content; however, wet may face allegations that we have improperly disclosed information to law enforcement or other government entities, or in response to third party complaints. Our responses to disclosure requests, whether by complying with, challenging, or contesting such requests, could result in political, business, or reputational harm. In addition, to the extent that we provide or are perceived to provide assistance to government entities beyond our legal obligations, or if we decline to provide assistance or challenge such requests, we could experience adverse consequences. Any such disclosure or related actions could materially adversely affect our business, reputation, or results of operations.

We publish a transparency report on an annual basis describing certain government and law enforcement requests we receive, the actions we have taken in response to such requests, and our related policies and procedures regarding any such requests. The publication of this report, as well as our decisions to comply with, limit or challenge particular requests, could subject us to political, business, or reputational harm and could adversely affect our business.
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
We are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), U.S. domestic bribery laws, the UK Bribery Act, and other anti-corruption and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees and their third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. As we increase our international business, we may engage with business partners and third party intermediaries to market our products and to obtain necessary permits, licenses, and other regulatory approvals, and may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize such activities.
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
For example, if we elect to settle our conversion obligation under our 2030 Convertible Notes in shares of our common stock or a combination of cash and shares of our common stock, the issuance of such common stock may dilute the ownership interests of our stockholders and sales in the public market could adversely affect prevailing market prices. The 2030 Convertible Notes are convertible only in certain circumstances as described in the indenture governing the 2030 Convertible Notes. Any sales in the public market of the common stock issuable upon any conversion of the 2030 Convertible Notes could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the 2030 Convertible Notes could be used to satisfy short positions, or anticipated conversion of the 2030 Convertible Notes into shares of our common stock could depress the price of our common stock.
We are required to maintain effective internal control over financial reporting. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.
The Sarbanes-Oxley Act of 2002 (“the Sarbanes-Oxley Act”), requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting and we are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. Complying with the Sarbanes-Oxley Act requires a rigorous compliance program as well as adequate time and resources. We may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. Additionally, we have in the past and may in the future identify material weaknesses in our internal control over financial reporting and as a result, we may not be able to assert that our internal controls are effective. If we do not successfully remediate any material weaknesses or other deficiencies that arise in the future, we may be unable to accurately report our financial results, which could cause our financial results to be materially misstated and require restatement. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will prevent or avoid potential future material weaknesses.
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
Risks Related to our Outstanding Convertible Notes
Servicing our future debt, including the 2030 Convertible Notes, may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness.
In August 2025, we issued $625.0 million aggregate principal amount of the 2030 Convertible Notes in a private placement.

We may be required to use a substantial portion of our cash flows from operations to pay the principal on our indebtedness. Our ability to make scheduled payments of the principal of, or to refinance our indebtedness, including the 2030 Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Such payments will reduce the funds available to us for working capital, capital expenditures and other corporate purposes and limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans and other investments, which may in turn limit our ability to implement our business strategy, heighten our vulnerability to downturns in our business, the industry, or in the general economy, limit our flexibility in planning for, or reacting to, changes in our business and the industry and prevent us from taking advantage of business opportunities as they arise. Our business may not be able to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
In addition, we may incur substantial additional debt in the future, subject to the restrictions contained in our future debt agreements, some of which may be secured debt. We are not restricted under the terms of the indenture governing the 2030 Convertible Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt, repurchasing our stock, pledging our assets, making investments, paying dividends, guaranteeing debt or taking a number of other actions that are not limited by the terms of the indenture governing the 2030 Convertible Notes that could have the effect of diminishing our ability to make payments on the 2030 Convertible Notes when due.
The conditional conversion feature of the 2030 Convertible Notes, if triggered, may adversely affect our financial condition and operating results.
The conditional conversion feature of the 2030 Convertible Notes entitles holders of the 2030 Convertible Notes to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their 2030 Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders of 2030 Convertible Notes do not elect to convert their 2030 Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2030 Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program, which includes administrative, technical and physical safeguards designed to maintain the confidentiality, integrity and availability of company and customer information. Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas, including the involvement of cross-functional teams and, depending on the nature and severity of an incident, an escalation path to notify our executive and senior management teams and our Board of Directors. We have an established process and playbook led by our chief information security officer (“CISO”) governing our assessment, response and notifications internally and externally upon the occurrence of a cybersecurity incident. We undertake reassessments of the Company’s risk profile periodically or as needed and may make certain adjustments to our security controls based on such assessments to further enhance our security posture.
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
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents and escalating cybersecurity incidents to cross-functional teams, management and our Board of Directors;
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
•mandatory periodic cybersecurity awareness training for all of our employees and consultants, covering key threats and measures to take to protect their own data and the data of the company in addition to role-specific training for security personnel; and
•a privacy compliance program governing personal data we collect from and how we use, share and store such data, including implementation of measures to collect personal data only to the extent necessary for legitimate business purposes.

Our cybersecurity risk management program is designed to be adaptable in order to respond to an evolving landscape of emerging threats and available technology. Our security controls and cybersecurity risk management program are evaluated through data gathering and analysis of emerging threats from internal and external incidents and technology investments. To date, we believe that the risks from identified cybersecurity threats, including as a result of previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. See Part I, Item 1A. “Risk Factors” for a more comprehensive description of risks related to cybersecurity.
Cybersecurity Governance
Our Board has overall oversight responsibility for our risk management and delegated cybersecurity risk management oversight to the Audit Committee of the Board. The Audit Committee oversees management’s implementation of our cybersecurity risk management program. Our CISO is responsible for developing and implementing our information security program and reporting on cybersecurity matters to the Audit Committee on a regular basis and briefing the full Board on cybersecurity risk oversight activities and preparedness efforts on an annual basis, as well as on an ad hoc basis upon request. Our security teams have a wealth of cross-industry, government, and national defense experience. We employ qualified and certified security practitioners with specialized skill sets in security engineering, incident response, forensics, and threat management. Our CISO has more than a decade of experience leading highly technical security teams that evolve with the technology and threat landscape.

Our security and legal teams oversee our information security and privacy practices and are responsible for identifying and proactively addressing security and privacy risks on an ongoing basis, establishing processes to help ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures and incident response plans and maintaining cybersecurity programs. We maintain an in depth incident response plan that includes a process for identifying, containing and removing any threats and vulnerabilities and a plan to recover and restore normal business operations following an incident. Members of the security team are always on call to be able to address any issues that arise.
In addition to our cybersecurity incident response plan and program, we maintain a cybersecurity incident disclosure framework designed to support timely disclosure of cybersecurity incidents, including those that may reasonably be expected to have a material impact on the Company, in compliance with applicable security laws. Under this framework, potential cybersecurity incidents are evaluated by our information security and legal teams, and incidents that may be material are referred to a cross-functional materiality assessment team for further evaluation. Our General Counsel reviews and confirms the determination by our materiality assessment team. If an incident is determined to be material, executive management and the Board of Directors are informed accordingly by our General Counsel, and the Company makes any required disclosures pursuant to applicable security laws. To support our preparedness to appropriately respond to cybersecurity incidents, the respective cross-functional teams meet periodically or as needed and conduct simulations of cybersecurity incidents to test its procedures.

Our executive and senior management teams, including our chief executive officer, chief financial officer and CISO, supervise these efforts to prevent, detect, mitigate, remediate, and comply with required disclosures regarding cybersecurity risks and incidents, through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.
ITEM 2. PROPERTIES
Our headquarters is located in Broomfield, Colorado, where we lease approximately 4,400 square feet. The lease terminates in February 2028.
We also have entered into leases for small office spaces in a number of locations. Additionally, we have entered into leases with data center operators to operate 20 current and upcoming data centers worldwide, including in the United States, Australia, Canada, Germany, India, the Netherlands, Singapore and the United Kingdom. We do not own any real property. We believe that our current facilities are adequate to meet our current needs and that additional or substitute space is available if needed to accommodate growth and expansion.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our common stock trades on The New York Stock Exchange (“NYSE”) under the symbol “DOCN”.
Holders of Record
As of February 17, 2026, there were 19 stockholders of record of our common stock. This is not the actual number of beneficial owners of our common stock as some shares are held in “street name” by brokers and others on behalf of individual owners.
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
Recent Sales of Unregistered Securities
Not applicable.
Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities
The following table provides information with respect to repurchases of shares of common stock by the Company during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Program(1)
October 1-31, 2025	—	$—	—	$100,000
November 1-30, 2025	—	—	—	$100,000
December 1-31, 2025	—	—	—	$100,000
Total	—	$—	—
___________________________
(1)On August 11, 2025, the Company adopted the 2025 Share Buyback Program authorizing the repurchase of up to $100 million of the Company’s common stock. Pursuant to the 2025 Share Buyback Program, repurchases of the Company’s common stock will be made at prevailing market prices through open market purchases, in negotiated transactions off the market or otherwise, including through Rule 10b5-1 plans. The 2025 Share Buyback Program will expire on July 31, 2027.

Stock Performance Graph
The graph below shows a comparison, from March 24, 2021 (the date our common stock commenced trading on the NYSE) through December 31, 2025, of the cumulative total return to stockholders of our common stock relative to the Standard & Poor’s 500 Index (“S&P 500”) and the S&P Information Technology Index (“S&P Information Technology”).
The graph assumes $100 was invested in each of our common stock, S&P 500 and the S&P Information Technology at their respective closing prices on March 24, 2021 and assumes reinvestment of gross dividends. The stock price performance shown in the graph represents past performance and should not be considered an indication of future stock price performance.Information used in the graph was obtained from a source we believe to be reliable, but we do not assume responsibility for any errors or omissions in such information. This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

Comparison of Cumulative Total Return
$300.00
$200.00
$100.00
$—
3/24/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
3/31/2024
6/30/2024
9/30/2024
12/31/2024
3/31/2025
6/30/2025
9/30/2025
12/31/2025
DigitalOcean
S&P 500
S&P Information Technology

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
Overview
DigitalOcean is an agentic inference cloud platform that helps AI and Digital Native Enterprises build, run, and scale intelligent applications with speed, simplicity, and predictable economics. The platform combines production-ready

GPU infrastructure, a full-stack cloud, model-first inference workflows, and an agentic experience layer to reduce operational complexity and accelerate time to production. Our customers include growing technology companies across numerous industry verticals ranging from online gaming to fintech to cybersecurity, among many others, and leverage our platform for a wide variety of use cases, such as building and hosting websites, developing new web and mobile applications, integrating AI into their businesses, and building AI products and applications, among many others. We believe that being simple, scalable and approachable, while offering a comprehensive range of integrated cloud and AI products, are our key differentiators, driving a broad range of customers around the world whose needs are not being fully met by larger cloud providers to build and grow their businesses on our platform.
We offer a comprehensive set of cloud platform capabilities which span across Infrastructure-as-a-Service (“IaaS”), including Droplet virtual machines, storage and networking offerings; Platform-as-a-Service (“PaaS”) and Software-as-a-Service (“SaaS”), including Managed Hosting, Managed Database, Managed Kubernetes and Marketplace offerings. We also offer a comprehensive artificial intelligence and machine learning (“AI/ML”) platform - DigitalOcean Gradient® AI Agentic Cloud which includes Gradient AI Infrastructure with offerings such as GPU Droplets and Bare Metal GPUs; the Gradient AI Platform which offers various building block services including Large Language Models (“LLMs”); and Gradient AI Agents. We continue to invest in our platform to further penetrate the growing markets in which we operate.
We generate revenue primarily from the usage of our agentic inference cloud platform by our customers. We recognize revenue largely based on the customer utilization of our offerings. While our pricing is primarily consumption-based and the majority of our customers use our platform on a month-to-month basis, a growing number of customers are using our platform for larger workloads and some of these customers are opting to enter into committed contracts, committing to a minimum spend on our platform.
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
Our total customer count is represented by the number of Digital Native Enterprise (“DNE”) Customers, which are users that spend more than $500 in a month. Beginning in the fourth quarter of 2025, we redefined our total customer count and excluded the number of users that spend more than $50 and less than or equal to $500 in a month, formerly referred to as Builders, and the number of customers using certain legacy Bare Metal CPU offerings.
Beginning in the fourth quarter of 2025, we further refined our customer category naming and disaggregation to provide more insight into our DNE Customers and $100K+ Customers, formerly referred to as Scalers+, to now disclose the number of our $500K+ Customers and $1M+ Customers. We believe these annual run-rate revenue (“ARR”) based tiers provide a better representation of the growth of customers on our platform during each reporting period as our research and development, sales and marketing and customer support investments are primarily focused on these DNE Customers. See “Digital Native Enterprise Customers” below for a description of how we previously defined our customer count and categories, our reasons for such changes, and our customer count under our prior definitions for each period presented.
Growing our DNE Customers is a critical focus for us, and we have successfully increased the number of these customers and their percentage of our total revenue. Revenue from our DNE Customers as a percentage of total revenue was 60% in 2025, 55% in 2024, and 53% in 2023. As of December 31, 2025, we had approximately 21,000 DNE Customers using our platform to build, deploy and scale applications. The number of DNE Customers increased from approximately 18,000 as of December 31, 2024 and 17,000 as of December 31, 2023.
We had no material customer concentration as our top 25 customers made up approximately 10%, 8% and 7% of our revenue in the years ended December 31, 2025, 2024 and 2023, respectively.

Our ARR, as further described in “ARR” below, as of December 31, 2025 was $970 million, up from $820 million as of December 31, 2024, and $723 million as of December 31, 2023.

$970M ARR
Quarterly Revenue ($M)
$300
$250
$200
$150
$100
$50
$0
Q1 2015
Q3 2015
Q1 2016
Q3 2016
Q1 2017
Q3 2017
Q1 2018
Q3 2018
Q1 2019
Q3 2019
Q1 2020
Q3 2020
Q1 2021
Q3 2021
Q1 2022
Q3 2022
Q1 2023
Q3 2023
Q1 2024
Q3 2024
Q1 2025
Q3 2025

We have a highly efficient self-service customer acquisition model, which we complement with a sales force focused on inside sales, targeted outside sales and partnership opportunities to drive revenue growth. The efficiency of our go-to-market model and our focus on the needs of growing technology enterprises have enabled us to drive organic growth and establish a truly global customer base across a broad range of industries. For the years ended December 31, 2025, 2024 and 2023, our sales and marketing expense was approximately 9% of our revenue.
Our customers are spread across approximately 190 countries and around two-thirds of our revenue has historically come from customers located outside the United States. For the year ended December 31, 2025, 38% of our revenue was generated from North America, 28% from Europe, 23% from Asia and 11% from the rest of the world.
Key Factors Affecting Our Performance
Increasing Usage by Our Existing Customers
Our existing customer base represents a significant opportunity for further sales expansion through increased usage of our platform and adoption of additional product offerings. We are highly focused on gaining a better understanding of the needs and growth plans of our existing customers, increasing our feature velocity and shaping our product roadmap around the needs of DNE Customers, and leveraging our account management function to provide more direct coverage of our top spending accounts. This deeper relationship with our customers is helping us to identify opportunities to educate our customer base on ways to utilize the platform more effectively for their individual use cases, as well as provide a feedback loop to inform our product roadmap, in order to build trust with customers and encourage them to run more of their critical cloud workloads on our platform. We closely monitor our net dollar retention (“NDR”), which reflects our ability to retain and grow revenue from our existing customers. NDR increased from 98% during the year ended December 31, 2024 to 100% during the year ended December 31, 2025 driven by improved net expansion. We expect to increase our revenue in the future from existing customers through the introduction of new products and features tailored to our DNE Customers through expanded customer outreach, and targeted services to support our customers in migrating additional workloads from other cloud providers to DigitalOcean.

Growing Our Base of AI Native and Cloud Native DNE Customers
We believe there is a substantial opportunity to further expand our customer base. We are investing in strategies that we believe will drive adoption by new AI native and Cloud Native DNE Customers, a dedicated AI sales team with deep AI expertise to help prospective customers understand our offerings and the process to onboard onto our platform, marketing initiatives that further optimize our self-service revenue funnel to identify potential DNE Customers, enhanced research and development to build our product roadmap around the needs of DNE Customers, and the expansion of our migration services team to support additional migrations to our platform from other cloud providers.
Investing in Our Platform and Product Offerings
We have a history of, and will continue to invest significantly in, delivering innovative products, features and functionality for our DNE Customers. Our product strategy is anchored in addressing the needs of our DNE Customers and other digital native enterprises and on continuously innovating to meet those needs in a simple, scalable and approachable way. We have accelerated the pace of product innovation and made disciplined investments to expand our offerings for our IaaS and PaaS offerings, as well as our newer AI/ML offerings.
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
Augmenting our Platform through Strategic Partnerships and Acquisitions
In addition to organic growth, we believe that strategic partnerships and acquisitions will allow us to accelerate our key platform, product and marketing initiatives. In recent years, we completed acquisitions of Paperspace, which launched our AI/ML offerings, and Cloudways, which added our Managed Hosting offering to our platform. In addition, we have entered into partnerships to augment our product offerings. We intend to actively pursue both strategic partnerships and acquisitions that we believe will be complementary to our business, accelerate customer acquisition, increase usage of our platform and/or expand our product offerings in our core markets.
Macroeconomic Conditions
Unfavorable conditions in the economy both in the United States and abroad, including conditions resulting from trade tension and/or the imposition and enforceability of trade restrictions or other changes in trade policies and related uncertainties (including recent U.S. tariffs imposed and/or threatened to be imposed, any retaliatory actions taken by other countries, and uncertainties regarding the ability to obtain refunds for previously paid tariffs that have subsequently been invalidated), changes in gross domestic product growth, supply chain disruptions, inflationary pressures, high interest rates, financial and credit market fluctuations, volatility in the capital markets, liquidity concerns at, and failures of, banks and other financial institutions, geopolitical tensions, political turmoil, political instability and transitions of power in regions where we operate, natural catastrophes, outbreaks of contagious diseases, warfare and terrorist attacks on the United States, Europe or elsewhere, including military actions affecting Russia, Ukraine, the Middle East or elsewhere, could cause a decrease in business investments in information technology and negatively affect the growth of our business and our results of operations.
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

	Year Ended December 31,
	2025	2024	2023
Digital Native Enterprise Customers(1)	21,361	18,468	16,771
$100K+ Customers(1)	628	499	426
$500K+ Customers(1)	95	63	46
$1M+ Customers(1)	41	24	13
ARR (in millions)(2)	$970	$820	$723
Net dollar retention rate	100%	98%	101%
______________
(1)Customer count. As discussed above, beginning in the fourth quarter of 2025, we redefined our total customer count, customer categories naming and disaggregation, and excluded the number of customers using certain legacy Bare Metal CPU offerings. See further discussion in “Digital Native Enterprise Customers” below. Prior periods have been recast to reflect the effects of such changes.
(2)Beginning in the fourth quarter of 2024, we changed our methodology for calculating ARR. Prior periods have been recast to reflect the effects of the change.
Digital Native Enterprise Customers
We refer to customers spending more than $500 in a given month collectively as our Digital Native Enterprise (“DNE”) Customers. We believe the total number of our DNE Customers is an important indicator of the growth of our business and future revenue opportunity, and the trends relating to our $100K+ Customers, $500K+ Customers and $1M+ Customers are of particular importance to us as these customers comprise a significant majority of our revenue and revenue growth, and are representative of the Cloud native and AI native DNEs that have scaled on our platform.
Beginning in the fourth quarter of 2025, we redefined our total customer count and excluded the number of users that spend more than $50 and less than or equal to $500 in a month, formerly referred to as Builders, from our total customer count because we do not believe these customers are a good predictor of our future growth. In addition, we excluded customers using certain legacy Bare Metal CPU offerings from our customer count because the related offerings are not representative of our core cloud platform and relate to workloads migrating off of our infrastructure.
Beginning in the fourth quarter of 2025, we further refined our customer category naming and disaggregation to provide more insight into our DNE Customers, formerly referred to as Scalers and Scalers+, to now disclose the number of our $100K+ Customers, $500K+ Customers and $1M+ Customers. We believe this new classification enhances the quality and interpretability of our customer categories by measuring our ability to attract, retain and scale more complex, multi-product and multi-entity relationships as they are a key predictor of our long-term enterprise growth and customer retention.
We calculate customer count as the average number of customers as of the last day of the month for each month in the most recent quarter.

The following table provides a mapping of our current definitions and categories of customers to our prior definitions and categories of customers. Customers are classified in the following categories based on the amount of their spend in a given month and individual customers may fall within different categories within a reporting period (customer spend in a month in whole dollars):

Current			Prior
Customer Grouping	Customer Category	Description	Customer Category	Customer Grouping
Digital Native Enterprise Customers	Above $6K and under $100K Customers	Users that spend more than $500 and less than or equal to $8,333 in a month	Scalers	Higher Spend Customers
	Above $100K and under $500K Customers	Users that spend more than $8,333 and less than or equal to $41,667 in a month	Scalers+
	Above $500K and under $1M Customers	Users that spend more than $41,667 and less than or equal to $83,333 in a month
	Above $1M Customers	Users that spend more than $83,333 in a month
Developers		Users that spend more than $50 and less than or equal to $500 in a month	Builders
		Users that spend less than or equal to $50 in a month and have been on our platform for more than three months	Learners
Refer to the table above for customer count by category under our new customer classification and definitions. Customer count by category based on our prior customer classification and definitions is as follows:

	Year Ended December 31,
	2025	2024	2023
Builders(1)	155,570	146,922	139,125
Scalers(1)	20,738	17,975	16,351
Scalers+(1)	632	504	431
Higher Spend Customers	176,940	165,401	155,907
______________
(1)Beginning in the fourth quarter of 2024, we changed our methodology for calculating customer count and customer classification. Prior periods have been recast to reflect the effects of the changes.
ARR
Given the recurring nature of our business, we view annual run-rate revenue as an important indicator of our current progress towards meeting our revenue targets and projected growth rate going forward. We calculate ARR by multiplying total revenue for the most recent quarter by four.
Net Dollar Retention Rate
Our ability to maintain long-term revenue growth and achieve profitability is dependent on our ability to retain and grow revenue from our existing customers. We have a history of retaining customers for multiple years and in many cases increasing their spend with us over time. To help us measure our performance in this area, we monitor our net dollar retention rate. We calculate net dollar retention rate monthly by starting with total revenue for our IaaS and PaaS/SaaS offerings during the corresponding month 12 months prior, or the Prior Period Revenue. We then calculate the revenue from these same customers as of the current month, or the Current Period Revenue, including any expansion and net of any contraction or attrition from these customers over the last 12 months. The calculation also includes revenue from customers that generated revenue before, but not in, the corresponding month 12 months prior, but subsequently generated revenue in the current month and are therefore reflected in the Current Period Revenue. We include this group of re-engaged customers in this calculation because some of our customers use our platform for projects that stop and start over time. We then divide the total Current Period Revenue by the total Prior Period Revenue to arrive at the net dollar retention rate for the relevant month. For a quarterly or annual period, the net dollar retention rate is determined as the average monthly net dollar retention rates over such three or 12-month period.

Components of Results of Operations
Revenue
We offer a comprehensive set of cloud platform capabilities which span across IaaS, including Droplet virtual machines, storage and networking offerings; PaaS and SaaS, including Managed Hosting, Managed Database, Managed Kubernetes and Marketplace offerings. We also offer a comprehensive AI/ML platform - DigitalOcean Gradient® AI Agentic Cloud, which includes Gradient AI Infrastructure with offerings such as GPU Droplets and Bare Metal GPUs; the Gradient AI Platform which offers various building block services including LLMs; and Gradient AI Agents. We continue to invest in our platform to further penetrate the growing markets in which we operate.
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
Operating Expenses
Research and Development Expenses
Research and development expenses consist primarily of personnel costs including salaries, bonuses, benefits and stock-based compensation. Research and development expenses also include amortization of capitalized internal-use software development costs, which are amortized over three years, professional services, software, as well as costs related to our efforts to add new features to our existing offerings, develop new offerings, and ensure the security, performance, and reliability of our global cloud platform. We expect research and development expenses to increase in absolute dollars as we continue to invest in our platform and product offerings.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of personnel costs of our sales and marketing and customer success employees, including salaries, bonuses, benefits, commissions and stock-based compensation. Sales and marketing expenses also include costs for marketing programs, advertising, amortization of acquired customer relationships and purchased software used for sales and marketing purposes, professional services and software. We expect sales and marketing expenses to increase in absolute dollars as we enhance our product offerings and implement new marketing and sales strategies.
General and Administrative Expenses
General and administrative expenses consist primarily of personnel costs of our human resources, legal, finance and other administrative functions, including salaries, bonuses, benefits, and stock-based compensation. General and administrative expenses also include payment processing fees, provision for expected credit losses, professional services, software, business insurance, depreciation and amortization, rent and facilities costs, acquisition-related compensation, and other administrative costs. General and administrative expenses may increase in absolute dollars as we continue to grow our business.

Restructuring and other charges
Restructuring and other charges consist primarily of personnel costs, such as notice period, employee severance payments and termination benefits, as well as stock-based compensation related to vesting of certain equity awards.
Other Income, net
Other income, net consists primarily of gain on partial extinguishment of our 2026 Convertible Notes, interest income on our money market funds, amortization of debt issuance costs, cash interest expense on our Term Loan A, credit facilities and equipment financing obligations, and gains or losses on foreign currency exchange.
Income Tax Expense
Our income tax benefit consists primarily of the release of valuation allowance related to our U.S. deferred tax assets of $69.9 million. We regularly assess the need for a valuation allowance on our deferred tax assets. In making this assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all the deferred tax assets will not be realized. As of December 31, 2025, based on all available positive and negative evidence, having demonstrated sustained U.S. profitability, which is objective and verifiable, and taking into account anticipated future earnings, we have concluded it is more likely than not that we will realize our U.S. federal and U.S. states deferred tax assets.
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
As a result, the consolidated statements of operations for the year ended December 31, 2023 have been recast for prior periods presented to reflect the effects of the changes in cost of revenue, gross profit, sales and marketing, research and development and total operating expenses. There was no change in income from operations, net income attributable to common stockholders or net income per share attributable to common stockholders for the year ended December 31, 2023 as a result of these reclassifications. The consolidated balance sheets, consolidated statements of comprehensive income, consolidated statements of changes in stockholders’ equity, and the consolidated statements of cash flows were not affected by changes in the presentation of these costs.

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Revenue	$901,427	$780,615	$692,884
Cost of revenue(1)(2)	361,835	314,672	295,387
Gross profit	539,592	465,943	397,497
Operating expenses:
Research and development(1)(2)	161,621	142,499	136,917
Sales and marketing(1)(2)	82,433	71,570	65,055
General and administrative(2)	138,549	160,867	162,742
Restructuring and other charges(2)	—	—	20,887
Total operating expenses	382,603	374,936	385,601

Income from operations	156,989	91,007	11,896
Other income, net	49,673	6,692	14,880
Income before taxes	206,662	97,699	26,776
Income tax benefit (expense)	52,600	(13,207)	(7,367)
Net income attributable to common stockholders	$259,262	$84,492	$19,409
___________________
(1)Amounts for the year ended December 31, 2023 have been recast to conform with current period presentation. Refer to Note 2. Summary of Significant Accounting Policies, Prior Period Reclassification, in Item 8. in the consolidated financial statements for further details.
(2)Includes stock-based compensation as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Cost of revenue(1)	$5,435	$5,889	$5,685
Research and development(1)	34,939	38,285	42,040
Sales and marketing(1)	11,646	10,093	13,177
General and administrative(2)	28,295	36,278	23,508
Restructuring and other charges	—	—	3,937
Total	$80,315	$90,545	$88,347
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

The following table sets forth our results of operations as a percentage of revenue for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Revenue	100%	100%	100%
Cost of revenue(1)	40	40	43
Gross profit	60	60	57
Operating expenses:
Research and development(1)	18	18	20
Sales and marketing(1)	9	9	9
General and administrative	15	21	23
Restructuring and other charges	—	—	3
Total operating expenses(2)	42	48	56

Income from operations(2)	17	12	2
Other income, net	6	1	2
Income before income taxes(2)	23	13	4
Income tax benefit (expense)	6	(2)	(1)
Net income attributable to common stockholders(2)	29%	11%	3%
___________________
(1)Amounts for the year ended December 31, 2023 have been recast to conform with current period presentation. Refer to Note 2. Summary of Significant Accounting Policies, Prior Period Reclassification, in Item 8. in the consolidated financial statements for further details.
(2)May not foot due to rounding.
A discussion regarding our financial condition and results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 can be found under Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 25, 2025, which is available on the SEC’s website at www.sec.gov.

Comparison of the Years Ended December 31, 2025 and 2024
Revenue

	Year Ended December 31,
	2025	2024	$ Change	% Change

	(in thousands)
Revenue	$901,427	$780,615	$120,812	15%
Revenue increased for the year ended December 31, 2025 compared to 2024 due to an increase of 24% in revenue from DNE Customers driven by continued adoption of our products from our existing customers leading to higher average usage of our platform.

Cost of Revenue

	Year Ended December 31,
	2025	2024	$ Change	% Change

	(in thousands)
Cost of revenue	$361,835	$314,672	$47,163	15%
Cost of revenue increased for the year ended December 31, 2025 compared to 2024 due to increases of $28.6 million in co-location costs as a result of data center expansions, $7.8 million in depreciation and amortization, $4.6 million in costs related to our revenue share programs, $3.0 million in third-party license fees and $3.0 million in other costs, net. Depreciation and amortization increased primarily due to depreciation of equipment placed in service in the past year, partially offset by our change in useful life of servers and related equipment from five to six years effective October 1, 2024. Gross profit remained consistent at 60% for the years ended December 31, 2025 and 2024 primarily due to higher revenue, offset by an increase in co-location costs and depreciation of servers and equipment placed in service as a result of data center expansions.
Operating Expenses

	Year Ended December 31,
	2025	2024	$ Change	% Change

	(in thousands)
Research and development	$161,621	$142,499	$19,122	13%
Sales and marketing	82,433	71,570	10,863	15%
General and administrative	138,549	160,867	(22,318)	(14%)
Total operating expenses	$382,603	$374,936	$7,667	2%
Research and development expenses increased for the year ended December 31, 2025 compared to 2024 due to increases of $14.7 million in personnel costs driven by higher headcount, $3.0 million in software costs, and $1.5 million in other costs.
Sales and marketing expenses increased for the year ended December 31, 2025 compared to 2024 due to increases of $7.8 million in personnel costs driven by higher headcount, $2.2 million in expenses associated with events and advertising, and $0.9 million in other costs, net.
General and administrative expenses decreased for the year ended December 31, 2025 compared to 2024 due to decreases of $28.8 million in personnel costs, primarily due to costs incurred in the first half of 2024 related to acquisition-related deferred compensation and executive reorganization, including the reversal of stock-based compensation from forfeited RSUs and other related costs, and $0.3 million in other costs, net, partially offset by increases of $3.7 million in payment processing costs and provision for expected credit losses due to higher revenue and $3.0 million in professional services costs.
Other Income, net

	Year Ended December 31,
	2025	2024	$ Change	% Change

	(in thousands)
Other income, net	$49,673	$6,692	$42,981	642%
Other income, net increased for the year ended December 31, 2025 compared to 2024 due to a $48.1 million net gain on partial extinguishment of our 2026 Convertible Notes and termination of our 2022 Credit Facility and an increase of $12.3 million in unrealized gains from foreign currency fluctuations from our operations and other income. The change was offset by $8.8 million higher interest expense mostly due to interest on our Term Loan A and issuance cost amortization of our convertible notes and $8.6 million of lower interest income resulting from a reduction in our balance of cash and cash equivalents.
The gain on partial extinguishment of our 2026 Convertible Notes increased basic net income per share attributable to common stockholders by $0.43 and diluted net income per share attributable to common stockholders by $0.30 during the year ended December 31, 2025.

Income Tax Benefit (Expense)

	Year Ended December 31,
	2025	2024	$ Change	% Change

	(in thousands)
Income tax benefit (expense)	$52,600	$(13,207)	$65,807	498%
Income tax benefit (expense) increased for the year ended December 31, 2025 compared to 2024 due to the release of our valuation allowance related to our U.S. deferred tax assets of $69.9 million during the year ended December 31, 2025, partially offset by the increase of current tax expense from higher taxable income.
The tax benefit related to the release of the valuation allowance increased basic net income per share attributable to common stockholders by $0.76 and diluted net income per share attributable to common stockholders by $0.66 during the year ended December 31, 2025.
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
We used the proceeds from our 2030 Convertible Notes and Term Loan A along with cash on hand to repurchase $1,187.7 million of principal outstanding of our 2026 Convertible Notes for an aggregate amount of $1,131.5 million, and to purchase the 2030 Capped Calls for an aggregate purchase price of $83.9 million. For further information refer to Note 7. Debt in our consolidated financial statements.
As of December 31, 2025, we had $1,317.3 million aggregate principal amount outstanding under our 2030 Convertible Notes, 2026 Convertible Notes and our Term Loan A, with $420.0 million of borrowing capacity available under our 2025 Credit Facility.
Subsequent to December 31, 2025, we borrowed an additional $120 million under our 2025 Credit Facility as a term loan and received the proceeds in February 2026. As of February 24, 2026, no further borrowing capacity remains under our Term Loan Facility.
As of December 31, 2025, we had $326.6 million of debt maturing within the next 12 months, consisting of $312.3 million of our 2026 Convertible Notes and $14.3 million of principal payments of our Term Loan A. We plan to repurchase, repay, acquire or otherwise settle the remaining outstanding principal of our 2026 Convertible Notes by drawing on the remaining capacity under our 2025 Credit Facility, in whole or in part, and using cash on hand or generated from our operations.
We believe our existing cash and cash equivalents, cash flow from operations and availability under our 2025 Credit Facility will be sufficient to support our requirements for working capital and capital expenditures, outstanding contractual commitments, debt and finance lease liabilities and equipment financing obligations for at least the next 12 months and in the long term.
We have historically repurchased our common stock pursuant to repurchase programs approved by our Board of Directors. In February 2024, our Board of Directors approved additional repurchase program of up to an aggregate of $140 million of our common stock, which we completed in July 2025. In August 2025, we adopted the 2025 Share Buyback Program which authorizes the repurchase of up to $100 million of our common stock. The 2025 Share Buyback Program will expire on July 31, 2027. For the year ended December 31, 2025, we repurchased and retired 2.4 million shares of common stock for an aggregate purchase price of $82.1 million.
As of December 31, 2025, we had $599.4 million of estimated undiscounted fixed payment obligations for leases of co-location space at data center facilities that have not yet commenced and were not included on the consolidated balance sheets. These leases are scheduled to commence between January 2026 and April 2026, and have a weighted-average lease term of 9.6 years.
As of December 31, 2025, we had $254.5 million in cash and cash equivalents. Our cash and cash equivalents primarily consist of cash and money market funds.
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
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Net cash provided by operating activities	$309,604	$282,725	$234,942
Net cash (used in) provided by investing activities	(268,285)	(94,805)	401,152
Net cash used in financing activities	(216,909)	(76,446)	(468,903)
(Decrease) increase in cash, cash equivalents and restricted cash	(175,560)	111,210	167,176
Operating Activities
Our largest source of operating cash is cash collections from sales to our customers. Our primary uses of cash from operating activities are for personnel costs, data center co-location costs, payment processing fees, bandwidth and connectivity, server maintenance, software licensing fees, and taxes.
Net cash provided by operating activities was $309.6 million and $282.7 million for the years ended December 31, 2025 and 2024, respectively. The change was primarily driven by an increase in cash collections from higher revenues, partially offset by higher co-location costs as a result of data center expansions and higher personnel costs due to increased headcount, as well as annual merit-based salary increases.
Investing Activities
Net cash used in investing activities was $268.3 million and $94.8 million for the years ended December 31, 2025 and 2024, respectively. The change in cash used in investing activities was primarily driven by $126.8 million in cash payments for the acquisition of equipment under financing arrangements (for which we received an equivalent amount of proceeds discussed below in “Financing Activities”) and a $91.7 million reallocation of our marketable securities portfolio to cash equivalents, partially offset by a decrease of $46.7 million in cash payments for capital expenditures.
Financing Activities
Net cash used in financing activities was $216.9 million and $76.4 million for the years ended December 31, 2025 and 2024, respectively. The change was primarily due to cash used for $1,131.5 million for the partial repurchase of our 2026 Convertible Notes, $83.9 million for the purchases of capped calls related to our 2030 Convertible Notes, $22.3 million for repurchase and retirement of our common stock and $9.2 million decrease in net cash received from issuance of common stock under our 2021 Plan and ESPP, partially offset by proceeds of $606.1 million from the issuance of our 2030 Convertible Notes, $376.3 million from the drawdown of our 2025 Credit Facility, and $126.8 million from our equipment financing arrangements.
Contractual Obligations and Commitments
We have various contractual obligations and commitments, such as long-term leases, purchase commitments, financing arrangements, long-term debt, and short-term debt that are disclosed in the footnotes to the consolidated financial statements. See Note 7. Debt; Note 8. Operating Leases; Note 9. Finance Leases and Equipment Financing Obligations; and Note 10. Commitments and Contingencies to our consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further information regarding these commitments.
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
We believe that the following accounting policies involve a greater degree of judgment and complexity in the preparation of our consolidated financial statements. We have other significant accounting policies that are more fully described in Note 2. Summary of Significant Accounting Policies, to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Both our critical and significant accounting policies are important to an understanding of the consolidated financial statements.
Revenue Recognition
We recognize revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”).
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
3. Determine the transaction price
The transaction price is calculated based on the customer’s usage for the month at the applicable unit of measure (e.g. hourly) that is published on the Company’s website. None of our contracts contain a significant financing component.
4. Allocate the transaction price to performance obligations in the contract
The transaction price is calculated based on actual monthly usage and pricing that is published on the Company’s website. This is considered a single performance obligation, and thus the entire transaction price is allocated to the single performance obligation.
5. Recognize revenue when or as we satisfy a performance obligation
We offer a comprehensive set of cloud platform capabilities which span across IaaS, including Droplet virtual machines, storage and networking offerings; PaaS and SaaS, including Managed Hosting, Managed Database, Managed Kubernetes and Marketplace offerings. We also offer a comprehensive AI/ML platform - DigitalOcean Gradient® AI Agentic Cloud, which includes Gradient AI Infrastructure with offerings such as GPU Droplets and Bare Metal GPUs; the Gradient AI Platform which offers various building block services including LLMs; and Gradient AI Agents. We recognize revenue largely based on the customer utilization of these resources. Fees are billed monthly, and payment is typically due upon invoicing. Revenue is recognized net of allowances for credits and any taxes collected from customers, which are subsequently remitted to governmental authorities.

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
Recently Adopted Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies, to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for information about recent accounting pronouncements.
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
The following table presents a reconciliation of Net income attributable to common stockholders, the most directly comparable financial measure stated in accordance with GAAP, to adjusted EBITDA for each of the periods presented:

	Year Ended December 31,
(In thousands)	2025	2024	2023
GAAP Net income attributable to common stockholders	$259,262	$84,492	$19,409

Adjustments:
Depreciation and amortization	137,449	130,052	117,866
Stock-based compensation(1)	80,315	90,398	115,019
Interest expense	17,940	9,113	8,945
Acquisition related compensation	—	12,661	27,763
Acquisition and integration related costs	—	—	6,145
Income tax (benefit) expense	(52,600)	13,207	7,367
Gain on extinguishment of debt, net	(48,104)	—	—
Restructuring and other charges(1)	—	—	20,887
Restructuring related charges(1)(2)	—	4,025	(23,535)
Impairment of certain long-lived assets	52	356	1,140
Interest income and other income, net(3)	(19,509)	(15,805)	(23,825)
Adjusted EBITDA	$374,805	$328,499	$277,181
As a percentage of revenue:
Net income margin	29%	11%	3%
Adjusted EBITDA margin	42%	42%	40%
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
(3) For the years ended December 31, 2025, primarily consists of interest income from our cash and cash equivalents. For the years ended December 31, 2024 and 2023, primarily consists of interest and accretion income from our cash and cash equivalents and marketable securities.
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

The following table presents a reconciliation of Net income attributable to common stockholders, the most directly comparable financial measure stated in accordance with GAAP, to Non-GAAP Net income for each of the periods presented:

	Year Ended December 31,
(In thousands, except per share amounts)	2025	2024	2023
GAAP Net income attributable to common stockholders	$259,262	$84,492	$19,409
Stock-based compensation(1)	80,315	90,398	115,019
Acquisition related compensation	—	12,661	27,763
Amortization of acquired intangible assets	20,057	22,426	18,967
Acquisition and integration related costs	—	—	6,145
Gain on extinguishment of debt, net	(48,104)	—	—
Restructuring and other charges(1)	—	—	20,887
Restructuring related charges(1)(2)	—	4,025	(23,535)
Impairment of certain long-lived assets	52	356	1,140
Non-GAAP income tax adjustment(3)	(94,038)	(23,202)	(25,469)
Non-GAAP Net income	$217,544	$191,156	$160,326

Non-cash charges related to convertible notes(4)	$5,697	$6,357	$6,249
Non-GAAP Net income used to compute net income per share, diluted	$223,241	$197,513	$166,575

GAAP Net income per share attributable to common stockholders, diluted	$2.52	$0.89	$0.20
Stock-based compensation(1)	0.76	0.88	1.10
Acquisition related compensation	—	0.12	0.26
Amortization of acquired intangible assets	0.19	0.22	0.18
Acquisition and integration related costs	—	—	0.06
Gain on extinguishment of debt, net(5)	(0.46)	—	—
Restructuring and other charges(1)	—	—	0.20
Restructuring related charges(1)(2)	—	0.04	(0.23)
Impairment of certain long-lived assets	—	—	0.01
Non-cash charges related to convertible notes(4)	0.05	0.06	0.06
Non-GAAP income tax adjustment(3)	(0.94)	(0.30)	(0.25)
Non-GAAP Net income per share, diluted(6)	$2.12	$1.92	$1.59

GAAP Weighted-average shares used to compute net income per share, diluted	105,343	94,503	96,415
Weighted-average dilutive effect of potentially dilutive securities	—	8,403	8,403
Non-GAAP Weighted-average shares used to compute net income per share, diluted	105,343	102,906	104,818
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
(3) For the years ended December 31, 2025 and 2024, we used a tax rate of 16%, which we believe is a reasonable estimate of our long-term effective tax rate applicable to non-GAAP pre-tax income for each respective year. For the year ended December 31, 2023, we used a tax rate of 17% which we believe is a reasonable estimate of our long-term effective tax rate applicable to non-GAAP pre-tax income for 2023.
(4) Consists of non-cash interest expense for amortization of debt issuance costs related to the 2026 and 2030 Convertible Notes.
(5) For the year ended December 31, 2025, excludes tax impact which is presented in Non-GAAP income tax adjustment.
(6) May not foot due to rounding.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
At December 31, 2025, we had cash and cash equivalents of $254.5 million, which were held for working capital purposes. Our cash equivalents consist of highly liquid investments in money market funds. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of December 31, 2025, the effect of a hypothetical change of 100 basis points in interest rates would have changed the fair value of our investments in cash equivalents by an immaterial amount.
Borrowings under our 2025 Credit Facility bear interest at a variable rate tied to the adjusted term SOFR, the prime rate, or the federal funds effective rate. As of December 31, 2025, we had $380.0 million outstanding under the 2025 Credit Facility as Term Loan A. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations. As of December 31, 2025, a hypothetical increase of 100 basis points in interest rates for our Term Loan A would not have a material impact on our consolidated financial statements.
Convertible Notes
In August 2025, we issued our 2030 Convertible Notes with an aggregate principal amount of $625.0 million. In connection with the issuance of the 2030 Notes, we entered into privately negotiated capped call transactions with certain counterparties. The capped calls transactions are expected generally to offset the potential dilution to our common stock as a result of any conversion of the 2030 Notes. In August 2025, we partially repaid our 2026 Convertible Notes with an aggregate outstanding principal amount of $312.3 million as of December 31, 2025.
The 2026 and 2030 Convertible Notes have a fixed annual interest rate of 0.00%, and accordingly, we do not have economic interest rate exposure. However, the fair value of the 2026 and 2030 Convertible Notes is exposed to interest rate risk. Generally, the fair value of the 2026 and 2030 Convertible Notes will increase as interest rates fall and decrease as interest rates rise. We carry the 2026 and 2030 Convertible Notes at face value less unamortized discount and issuance costs on our balance sheet, and we present the fair value for required disclosure purposes only. In addition, the fair value of the 2026 and 2030 Convertible Notes also fluctuates when the market price of our common stock fluctuates. The fair value was determined based on the quoted bid price in an over-the-counter market on the last trading day of the reporting period. For further information refer to Note 5. Fair Value Measurements, Financial Instruments Not Recorded at Fair Value on a Recurring Basis and Note 7. Debt, to the consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
DIGITALOCEAN HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of DigitalOcean Holdings, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of DigitalOcean Holdings, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders' (deficit) equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition
As described in Notes 2 and 3 to the consolidated financial statements, the Company’s revenue was $901.4 million for the year ended December 31, 2025. The Company provides cloud computing capabilities, including IaaS, PaaS and SaaS offerings and an AI/ML platform. The Company recognizes revenue largely based on the customer utilization of these resources. Fees are billed to customers monthly, and payment is typically due upon invoicing.
The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over customer utilization data, billing, and the recording of revenue. These procedures also included, among others (i) evaluating certain revenue transactions by testing the issuance and settlement of invoices and credit memos, tracing transactions not settled to a detailed listing of accounts receivable; and (ii) testing the completeness and accuracy of certain data provided by management.
/s/ PricewaterhouseCoopers LLP
Denver, Colorado
February 24, 2026
We have served as the Company’s auditor since 2023.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIGITALOCEAN HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2025	December 31, 2024
Current assets:
Cash and cash equivalents	$254,475	$428,446
Accounts receivable, less allowance for credit losses of $6,374 and $5,940, respectively	90,908	72,486
Prepaid expenses and other current assets	81,598	40,786
Total current assets	426,981	541,718
Property and equipment, net	589,094	432,544
Restricted cash	158	1,747
Goodwill	348,674	348,674
Intangible assets, net	99,504	117,718
Operating lease right-of-use assets, net	270,854	187,877
Deferred tax assets	90,310	200
Other assets	12,130	8,537
Total assets	$1,837,705	$1,639,015

Current liabilities:
Accounts payable	$38,836	$54,565
Accrued other expenses	42,679	38,156
Deferred revenue	5,882	5,397
Debt, current	325,109	—
Operating lease liabilities, current	108,037	75,785
Finance lease liabilities and equipment financing obligations, current	31,411	3,550
Other current liabilities	67,510	43,502
Total current liabilities	619,464	220,955
Deferred tax liabilities	4,092	4,123
Debt, long-term	970,653	1,485,366
Operating lease liabilities, long-term	166,895	130,431
Finance lease liabilities and equipment financing obligations, long-term	99,103	1,095
Other non-current liabilities	6,188	—
Total liabilities	1,866,395	1,841,970
Commitments and Contingencies (Note 10)

Preferred stock ($0.000025 par value per share; 10,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2025 and 2024)	—	—
Common stock ($0.000025 par value per share; 750,000,000 shares authorized; 91,947,614 and 92,234,517 issued and outstanding as of December 31, 2025 and 2024, respectively)	2	2
Additional paid-in capital	16,005	57,282
Accumulated other comprehensive loss	(960)	(1,497)
Accumulated deficit	(43,737)	(258,742)
Total stockholders’ deficit	(28,690)	(202,955)
Total liabilities and stockholders’ deficit	$1,837,705	$1,639,015
See accompanying notes to consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue	$901,427	$780,615	$692,884
Cost of revenue	361,835	314,672	295,387
Gross profit	539,592	465,943	397,497
Operating expenses:
Research and development	161,621	142,499	136,917
Sales and marketing	82,433	71,570	65,055
General and administrative	138,549	160,867	162,742
Restructuring and other charges	—	—	20,887
Total operating expenses	382,603	374,936	385,601

Income from operations	156,989	91,007	11,896

Other income (expense):
Interest expense	(17,940)	(9,113)	(8,945)
Gain on extinguishment of debt, net	48,104	—	—
Interest income and other income, net	19,509	15,805	23,825
Other income, net	49,673	6,692	14,880

Income before income taxes	206,662	97,699	26,776
Income tax benefit (expense)	52,600	(13,207)	(7,367)
Net income attributable to common stockholders	$259,262	$84,492	$19,409
Net income per share attributable to common stockholders
Basic	$2.83	$0.92	$0.22
Diluted	$2.52	$0.89	$0.20
Weighted-average shares used to compute net income per share attributable to common stockholders
Basic	91,481	91,634	90,141
Diluted	105,343	94,503	96,415
See accompanying notes to consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income attributable to common stockholders	$259,262	$84,492	$19,409
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes	537	(1,057)	345
Unrealized gain on marketable securities, net of taxes	—	12	1,251
Other comprehensive income (loss)	537	(1,045)	1,596
Comprehensive income	$259,799	$83,447	$21,005
See accompanying notes to consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2022	96,732,507	$2	$263,957	$(2,048)	$(214,342)	$47,569
Issuance of common stock under equity incentive plan, net of taxes withheld	7,785,464	—	16,307	—	—	16,307
Issuance of common stock under employee stock purchase plan, net of taxes withheld	212,980	—	4,977	—	—	4,977
Repurchase and retirement of common stock including related costs	(14,487,509)	—	(344,035)	—	(149,304)	(493,339)
Stock-based compensation	—	—	89,783	—	—	89,783
Other comprehensive income	—	—	—	1,596	—	1,596
Net income attributable to common stockholders	—	—	—	—	19,409	19,409
Balance at December 31, 2023	90,243,442	2	30,989	(452)	(344,237)	(313,698)
Issuance of common stock under equity incentive plan, net of taxes withheld	3,332,573	—	(15,249)	—	—	(15,249)
Issuance of common stock under employee stock purchase plan, net of taxes withheld	170,411	—	4,095	—	—	4,095
Repurchase and retirement of common stock including related costs	(1,511,909)	—	(55,904)	—	1,003	(54,901)
Stock-based compensation	—	—	93,351	—	—	93,351
Other comprehensive loss	—	—	—	(1,045)	—	(1,045)
Net income attributable to common stockholders	—	—	—	—	84,492	84,492
Balance at December 31, 2024	92,234,517	2	57,282	(1,497)	(258,742)	(202,955)
Issuance of common stock under equity incentive plan, net of taxes withheld	1,884,198	—	(25,438)	—	—	(25,438)
Issuance of common stock under employee stock purchase plan, net of taxes withheld	185,446	—	4,653	—	—	4,653
Repurchase and retirement of common stock including related costs	(2,356,547)	—	(82,202)	—	—	(82,202)
Stock-based compensation	—	—	82,524	—	—	82,524
Purchases of capped calls related to 2030 Convertible Notes, net of tax	—	—	(20,814)	—	(44,257)	(65,071)
Other comprehensive income	—	—	—	537	—	537
Net income attributable to common stockholders	—	—	—	—	259,262	259,262
Balance at December 31, 2025	91,947,614	$2	$16,005	$(960)	$(43,737)	$(28,690)
See accompanying notes to consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net income attributable to common stockholders	$259,262	$84,492	$19,409
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	137,449	130,052	117,866
Stock-based compensation	80,315	90,545	88,347
Provision for expected credit losses	17,985	16,446	15,357
Gain on extinguishment of debt, net	(48,104)	—	—
Deferred income taxes	(71,237)	2,337	(67)
Operating lease right-of-use assets and liabilities, net	(14,996)	324	5,709
Non-cash interest expense	7,418	7,987	7,949
Net accretion of discounts and amortization of premiums on investments	—	2,569	1,866
Impairment of certain long-lived assets	52	356	1,140
Release of VAT reserve	—	—	(819)
Other	(7,156)	4,921	627
Changes in operating assets and liabilities:
Accounts receivable	(36,210)	(26,746)	(22,668)
Prepaid expenses and other current assets	(39,256)	(12,099)	(9,593)
Accounts payable and accrued expenses	12,282	7,423	(11,077)
Deferred revenue	485	57	(315)
Other assets and liabilities	11,315	(25,939)	21,211
Net cash provided by operating activities	309,604	282,725	234,942

Investing activities
Capital expenditures - property and equipment	(129,086)	(178,167)	(119,299)
Capital expenditures - internal-use software	(10,765)	(8,356)	(5,514)
Acquisition of equipment under financing arrangements	(126,829)	—
Purchase of intangible assets	(1,835)	—	—
Cash paid for acquisition of businesses, net of cash acquired		—	(99,023)
Cash paid for asset acquisitions	—	—	(2,500)
Purchase of marketable securities	—	—	(352,313)
Maturities of marketable securities	—	91,675	979,565
Purchased interest on marketable securities	—	—	(151)
Proceeds from interest on marketable securities	—	—	151
Proceeds from sale of equipment	230	43	236
Net cash (used in) provided by investing activities	(268,285)	(94,805)	401,152

Financing activities
Proceeds related to issuance of common stock under equity incentive plan	4,355	13,069	38,410
Proceeds from issuance of common stock under employee stock purchase plan	4,653	4,095	4,977
Employee payroll taxes paid related to net settlement of equity awards	(29,411)	(28,347)	(21,575)
Proceeds from issuance of 2030 Convertible Notes, net of issuance costs	606,130	—	—
Purchases of capped calls related to 2030 Convertible Notes	(83,875)	—	—
Proceeds from 2025 Credit Facility, net of issuance costs	376,290	—	—
Repayments of 2026 Convertible Notes including related costs	(1,131,458)	—	—
See accompanying notes to consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Proceeds from financing arrangements	126,829	—	—
Principal repayments of finance leases and financing arrangements	(8,298)	(5,475)	(2,260)
Repurchase and retirement of common stock including related costs	(82,124)	(59,788)	(488,455)
Net cash used in financing activities	(216,909)	(76,446)	(468,903)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	30	(264)	(15)
(Decrease) increase in cash, cash equivalents and restricted cash	(175,560)	111,210	167,176
Cash, cash equivalents and restricted cash - beginning of period	430,193	318,983	151,807
Cash, cash equivalents and restricted cash - end of period	$254,633	$430,193	$318,983

Supplemental disclosures of cash flow information:
Cash paid for interest	$9,688	$1,048	$916
Cash paid for taxes, net of refunds	6,282	19,667	2,723
Operating cash flows paid for operating leases	133,360	83,070	74,248
Non-cash investing and financing activities:
Capitalized stock-based compensation	$2,209	$2,807	$1,440
Property and equipment received but not yet paid, included in accounts payable and accrued other expenses	30,572	55,260	4,826
Operating right-of-use assets obtained in exchange for operating lease liabilities	178,200	113,230	73,440
Finance right-of-use assets obtained in exchange for finance lease liabilities	2,760	324	11,938
See accompanying notes to consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Note 1. Nature of the Business
DigitalOcean Holdings, Inc. and its subsidiaries (collectively, the Company, we, our, us) is an agentic inference cloud platform that helps AI and Digital Native Enterprises build, run, and scale intelligent applications with speed, simplicity, and predictable economics. The Company’s platform is designed to be simple, scalable and approachable by providing a variety of product offerings that were built with the needs of growing technology companies in mind. The Company offers a comprehensive set of cloud platform capabilities which span across Infrastructure-as-a-Service (“IaaS”), including Droplet virtual machines, storage and networking offerings; Platform-as-a-Service (“PaaS”) and Software-as-a-Service (“SaaS”), including Managed Hosting, Managed Database, Managed Kubernetes and Marketplace offerings. The Company also offers a comprehensive artificial intelligence and machine learning (“AI/ML”) platform - DigitalOcean Gradient® AI Agentic Cloud, which includes Gradient AI Infrastructure with offerings such as GPU Droplets and Bare Metal GPUs; the Gradient AI Platform which offers various building block services including Large Language Models (“LLMs”); and Gradient AI Agents. The Company continues to invest in its platform to further penetrate the growing markets in which it operates.
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
Prior Period Reclassification
Beginning in the fourth quarter of 2024, the Company reclassified personnel costs including salaries, bonuses, benefits, and stock-based compensation related to customer support employees, and certain other costs from sales and marketing and research and development to cost of revenue in order to better reflect the cost of supporting its growing customer base, and to improve comparability with peers. The Company reclassified $7,972 and $3,448 from sales and marketing and research and development, respectively, to cost of revenue for the year ended December 31, 2023. We believe this refined methodology better reflects the nature of the costs and financial performance of the Company as it operates.
As a result, the consolidated statements of operations have been recast for the year ended December 31, 2023 to reflect the effects of the changes in cost of revenue, gross profit, sales and marketing, research and development and total operating expenses. There was no change in income from operations, net income attributable to common stockholders or net income per share attributable to common stockholders for the year ended December 31, 2023 as a result of these reclassifications. The consolidated balance sheets, consolidated statements of comprehensive income, consolidated statements of changes in stockholders’ equity, and the consolidated statements of cash flows were not affected by changes in the presentation of these costs.
Use of Estimates
The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make, on an ongoing basis, estimates, judgments and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Such estimates include, but are not limited to, those related to revenue recognition, accounts receivable and related reserves, useful lives and realizability of long-lived assets, capitalized internal-use software development costs, accounting for stock-based compensation including estimation of forfeiture rates and the probability of performance vesting conditions, the incremental borrowing rate used to determine lease liabilities, valuation allowances against deferred tax assets, fair value of financial instruments, and the fair value and useful lives of tangible and intangible assets acquired and liabilities assumed resulting from business combinations. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Estimates are periodically reviewed to consider changes in circumstances, facts and experience.

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
Restricted Cash
The following table reconciles cash, cash equivalents and restricted cash per the consolidated statements of cash flows:

	December 31,
	2025	2024
Cash and cash equivalents	$254,475	$428,446
Restricted cash(1)	158	1,747
Total cash, cash equivalents and restricted cash	$254,633	$430,193
___________________
(1)Restricted cash as of December 31, 2025 primarily consisted of deposits held with certain government agencies for local jurisdictional requirements. Restricted cash as of December 31, 2024 consisted of deposits in financial institutions related to a letter of credit used to secure a lease agreement; the funds were released to the Company in September 2025.
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
The following table presents the changes in the allowance for expected credit losses for the period presented:

	December 31,
	2025	2024
Beginning balance	$5,940	$5,848
Provision for expected credit losses	17,985	16,446
Write-offs and other	(17,551)	(16,354)
Ending balance	$6,374	$5,940

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
Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets and is included in depreciation and amortization expense in the consolidated statements of operations. The Company includes the amortization of assets that are recorded under finance leases and equipment financing obligations in depreciation expense.
The estimated useful lives of property and equipment are as follows:

Property and Equipment Category	Useful Life
Servers and related equipment	6 years
Furniture and fixtures	5 years
Leasehold improvements	Lesser of lease term or remaining useful life
Internal-use software	3 years
Equipment under finance leases	Lesser of lease term or remaining useful life
Equipment under financing obligations	6 years
Debt
Debt issuance costs incurred in connection with the issuance of each series of the Company’s convertible notes and Term Loan A are reflected in the consolidated balance sheets as a direct reduction to the carrying amount of the outstanding convertible notes and Term Loan A. These costs are amortized as interest expense using the effective interest rate method over the contractual term of the respective liability and are included within other income (expense), net on the consolidated statements of operations.
The Company considers all debt as long-term when contractual principal payments are due more than twelve months after the balance sheet date. Debt with contractual maturities due within twelve months of the balance sheet date is classified as current.
Operating Leases
The Company leases co-location space at data center facilities and, to a lesser extent, corporate offices, all of which are classified as operating leases. The Company determines if an arrangement is a lease at contract inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and current and long-term operating lease liabilities on the Company’s consolidated balance sheets.
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
Lease expense for lease payments under operating leases are recognized on a straight-line basis over the lease term. The Company’s operating lease costs for co-location data center facilities are included in cost of revenue in the consolidated statements of operations and the operating lease costs for corporate offices are included in general and administrative expenses in the consolidated statements of operations. For leases with a term of 12 months or less (short-term leases), the Company elected to not recognize the ROU asset or lease liability and the lease payments are recognized in the consolidated statements of operations on a straight-line basis over the lease term.
Finance Leases and Equipment Financing Obligations
The Company enters into finance leases for servers and related equipment. Finance lease ROU assets, net of amortization, are included in property and equipment, net, and finance lease liabilities are included in finance lease liabilities and equipment financing obligations on the Company’s consolidated balance sheets. Amortization expense of finance lease ROU assets is recognized on a straight-line basis over the lease term. For leases classified as finance leases because there is a purchase option which the Company is reasonably certain to exercise, the finance lease ROU asset is amortized over the estimated useful life based on the property and equipment category of the asset. Interest expense for finance lease liabilities is recognized under the effective interest rate method based on the incremental borrowing rate.
The Company may also enter into arrangements to finance servers and related equipment. The Company continues to recognize the servers and related equipment in property, plant and equipment, net and the amount financed within equipment financing obligations on the Company’s consolidated balance sheets. Depreciation expense for equipment under financing obligations is recognized on a straight-line basis over a term of six years, and interest expense for equipment financing obligations is recognized under the effective interest rate method to ensure the liability at the end of the term of the arrangement equals to the exercise price of the purchase option.
The Company includes the amortization of assets that are recorded under finance leases and equipment financing obligations in depreciation expense in cost of revenue in the consolidated statements of operations. Interest expense is included in interest expense in the consolidated statements of operations.
Internal-Use Software
Capitalization of costs incurred in connection with software developed for internal use commences when both the preliminary project stage is completed and management has authorized further funding for the project, based on a determination that it is probable the project will be completed and used to perform the function intended. Capitalized costs include external consulting fees, payroll and payroll-related costs, and stock-based compensation for employees on development teams who are directly associated with, and who devote time to, internal-use software projects during the application development stage. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Costs incurred during the planning, training, and post-implementation stages of the software development lifecycle are expensed as incurred and have been included in research and development expenses in the consolidated statements of operations. Internal-use software also includes the cost paid to purchase software for internal use from a third party.
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

The Company did not incur impairment loss on its property and equipment, net for the year ended December 31, 2025 and recorded impairment loss on property and equipment, net of $815 for the year ended December 31, 2024. No impairment loss was recognized on property and equipment, net, for the year ended December 31, 2023. Impairment losses are generally included in research and development expense in the consolidated statements of operations. During the years ended December 31, 2025, 2024 and 2023, the Company recorded impairment losses of $52, $356 and $1,140, respectively, related to software that is no longer being used. These impairment losses are included in cost of revenue or research and development expenses in the consolidated statements of operations.
Business Combinations
The Company applies the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”), in accounting for acquisitions. ASC 805 requires that the Company evaluates whether a transaction pertains to an acquisition of assets or to an acquisition of a business. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as any contingent consideration, where applicable, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the business acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of a business acquisition’s measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations. Acquisition-related transaction costs, including legal and accounting fees and other external costs directly related to the acquisition, are recognized separately from the acquisition and expensed as incurred in general and administrative in the consolidated statements of operations.
In addition, uncertain tax positions and tax related valuation allowances assumed in a business combination are initially estimated as of the acquisition date. Subsequent to the measurement period or the final determination of the tax allowance’s or contingency’s estimated value, whichever comes first, changes to these uncertain tax positions and tax related valuation allowances will affect the provision for income taxes in the Company’s consolidated statement of operations and could have a material impact on the results of operations and financial position.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill is an asset representing the future economic benefit arising from other assets acquired in a business combination which are not individually identified and separately recognized. Goodwill has resulted from prior acquisitions. As discussed in Note 4., goodwill was $348,674 as of December 31, 2025 and 2024, and represents the excess purchase price over the fair value of identifiable net assets acquired in business combinations. As of December 31, 2025, the Company has a single reporting unit.
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
Indefinite-lived intangible assets consist of Internet Protocol (“IP”) addresses needed for customers to host their server online. The Company evaluates these indefinite-lived intangible assets for impairment on an annual basis as of October 1st of each year and whenever events or changes in circumstances indicate that an impairment may exist. Intangible assets with indefinite lives were $46,657 and $44,822 as of December 31, 2025 and 2024, respectively, and are included as intangible assets in the consolidated balance sheets.

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
No impairment charges for goodwill and indefinite-lived intangible assets have been recorded during the years ended December 31, 2025, 2024 or 2023.
Definite-Lived Intangible Assets
Intangible assets with definite lives consist of acquired developed technology, trade name, customer relationships, content and brand. Intangible assets with definite lives are stated at cost less accumulated amortization, and are amortized on a basis consistent with the timing and pattern of expected cash flows used to value the intangible asset, generally on a straight-line basis over the useful life of three to ten years. Intangible assets with definite lives were $52,847 and $72,896 as of December 31, 2025 and 2024, respectively, and are included as intangible assets in the consolidated balance sheets.
Revenue Recognition
The Company recognizes revenue in accordance with FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”).
The Company accounts for revenue using the following steps:
1. Identify the contract with a customer
2. Identify the performance obligations in the contract
3. Determine the transaction price
4. Allocate the transaction price to performance obligations in the contract
5. Recognize revenue when or as performance obligations are satisfied
The Company provides a comprehensive set of cloud platform capabilities, including IaaS, PaaS and SaaS offerings. The Company also provides a comprehensive AI/ML platform, DigitalOcean Gradient® AI Agentic Cloud, which includes Gradient AI Infrastructure, Gradient AI Platform and Gradient AI Agents. The Company recognizes revenue largely based on the customer utilization of these resources. Fees are billed monthly, and payment is typically due upon invoicing. Revenue is recognized net of allowances for credits and any taxes collected from customers.
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
Research and Development Expenses
Research and development expenses consist primarily of personnel costs including salaries, bonuses, benefits and stock-based compensation. Research and development expenses also include amortization of capitalized internal-use software development costs, which are amortized over three years, professional services, software, as well as costs related to the Company’s efforts to add new features to existing offerings, develop new offerings, and ensure the security, performance, and reliability of the Company’s global cloud platform.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of personnel costs of the Company’s sales and marketing and customer success employees, including salaries, bonuses, benefits, commissions and stock-based compensation. Sales and marketing expenses also include costs for marketing programs, advertising, amortization of acquired customer relationships and purchased internal-use software used for sales and marketing purposes, professional services and software.
General and Administrative Expenses
General and administrative expenses consist primarily of personnel costs of the Company’s human resources, legal, finance and other administrative functions, including salaries, bonuses, benefits, and stock-based compensation. General and administrative expenses also include payment processing fees, provision for expected credit losses, professional services, software, business insurance, depreciation and amortization, rent and facilities costs, acquisition-related compensation, and other administrative costs.
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
Advertising and Other Promotional Costs
Advertising and other promotional costs are expensed as incurred and are included in Sales and marketing on the consolidated statements of operations. Non-direct response advertising expenses were $9,651, $9,958 and $7,857 for the years ended December 31, 2025, 2024 and 2023, respectively.
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
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“the Tax Act”) was signed into law. The Tax Act requires an entity to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to Global Intangible Low Taxed Income (“GILTI”) as a current period expense when incurred (the period cost method) or (2) factoring such amounts into an entity’s measurement of its deferred taxes (“the deferred method”). The One Big Beautiful Bill Act (“OBBBA”) renames GILTI to Net Controlled Foreign Corporation (“CFC”) Tested Income (“NCTI”), modifies the general effective tax rate on GILTI to 12.6% and removes the deemed return on tangible assets deduction. The Company has elected to treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred using the period cost method.

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
The Company’s customer base consists of a significant number of geographically dispersed customers. No customer represented 10% or more of accounts receivable, net as of December 31, 2025 and 2024. Additionally, no customer accounted for 10% or more of total revenue during the years ended December 31, 2025, 2024 and 2023, respectively.
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
Stock Options
The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model. The option-pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock, the expected term of the option, the expected volatility of the price of the Company’s common stock, risk-free interest rates, and the expected dividend yield of the Company’s common stock. The assumptions used in the option-pricing model represent management’s best estimates.
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
The Company uses the U.S. Treasury yield for its risk-free interest rate that corresponds with the expected term. The Company utilizes a dividend yield of zero, as the Company does not currently issue dividends, nor does the Company expect to do so in the future.
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
At the end of each reporting period, the Company adjusts compensation expense for the PRSUs based on its best estimate of attainment of specified performance metrics. The cumulative effect on current and prior periods of a change in the estimated number of PRSUs that are expected to be earned during the performance period is recognized as an adjustment to stock-based compensation expense in the period of the revision.
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
Net Income per Share Attributable to Common Stockholders
Basic and diluted net income or loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The Company has 10,000,000 shares of Preferred Stock that were authorized but never issued and outstanding. Holders of common stock are entitled to one vote per share. Under the two-class method, net income (loss) is attributed to common stockholders and participating securities based on their participation rights.
Basic earnings per share is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income or loss attributable to common stockholders, adjusted for interest expense on dilutive convertible notes, by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities, if any, outstanding during the period.
Basic and diluted net income per common share attributable to common stockholders is presented in conformity with the treasury stock method required for stock-based compensation, and in conformity with the if-converted method required for convertible notes. Nonvested market and performance-based share awards are included in the weighted-average diluted shares outstanding each period if established market or performance criteria have been met at the end of the respective periods.
Potential shares related to certain of the Company’s outstanding restricted stock units were excluded because they were anti-dilutive, however, those potential shares could be dilutive in the future. Potentially dilutive securities whose effect would have been antidilutive are excluded from the computation of diluted earnings per share for periods in which the Company is in a loss position.

Recent Accounting Pronouncements – Adopted
In November 2024, the FASB issued Accounting Standards Update (“ASU”) No. 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20) ("ASU 2024-04"), which intends to clarify the conditions in which induced conversion applies to convertible debt by outlining three criteria that must be met for an entity to apply the induced conversion model. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2025 (and interim reporting periods within those annual reporting periods). Early adoption is permitted as of the beginning of a reporting period if an entity has also adopted ASU 2020-06 for that period. The Company early adopted ASU 2024-04 on July 1, 2025 on a prospective basis and applied the amendments in this ASU to the repurchase of the 2026 Convertible Notes. The early adoption had no impact on the Company’s accounting assessment. Refer to Note 7. Debt, to the consolidated financial statements for further details.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (“Topic 740”) - Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, ASU 2023-09 requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in ASU 2023-09 are required to be adopted for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued. The Company adopted the standard on a prospective basis with an effective date for the year ended December 31, 2025. Refer to Note 14. Income Taxes to the consolidated financial statements for related disclosures.
Recent Accounting Pronouncements – Pending Adoption
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires that an entity breaks down expenses into specific categories, such as employee compensation and costs related to depreciation and amortization, as well as a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. Further, ASU 2024-03 requires disclosure of the total amount of selling expense and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in ASU 2024-03 are required to be adopted for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied on a prospective basis for financial statements issued after the adoption date, although retrospective application is permitted. The Company is currently evaluating the impact of adoption on its financial disclosures.
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

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (“Topic 270”): Narrow-scope Improvements (“ASU 2025-11”). ASU 2025-11 enhances GAAP interim reporting by specifying required disclosures, establishing a disclosure principle for material post-year-end events, and clarifying the scope, types, and presentation of interim financial statements. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities and for interim reporting periods within annual reporting periods beginning after December 15, 2028, for entities other than public business entities. Early adoption is permitted. The amendment can be applied prospectively, retrospectively, or all prior periods presented in the financial statements. The Company is currently evaluating the impact of the new standard; however, it does not expect that the standard will have a material impact on its consolidated financial statements and related disclosures.
Note 3. Revenue
Revenue Disaggregation
Based on the information provided to and reviewed by the Company’s Chief Executive Officer (“CEO”), its chief operating decision maker, the Company believes that the nature, amount, timing and uncertainty of its revenue and cash flows and how they are affected by economic factors is most appropriately depicted based on the category of its customers. Customers are classified in categories based on the amount of their spend in a given month and individual customers may fall within different categories within a reporting period.
Beginning in the fourth quarter of 2025, the Company revised its customer category naming and classification into the following annual run-rate revenue (“ARR”) categories (customer spend in a month in whole dollars):
•Digital Native Enterprise (“DNE”) Customers: users that spend more than $500 in a month. DNE Customers include the following categories:
◦Above $6K and under $100K Customers: users that spend more than $500 and less than or equal to $8,333 in a month.
◦Above $100K and under $500K Customers: users that spend more than $8,333 and less than or equal to $41,667 in a month.
◦Above $500K and under $1M Customers: users that spend more than $41,667 and less than or equal to $83,333 in a month.
◦Above $1M Customers: users that spend more than $83,333 in a month.
•Developers: users that spend less than or equal to $500 in a month, except that users that spend less than or equal to $50 in a month and have been on the Company’s platform for three months or less are excluded.
Additionally, revenue from customers using certain legacy Bare Metal CPU offerings is reported in the Developers and other category from the former Scalers+ category. Prior periods have been recast to reflect the effect of these changes.

Revenue by customer ARR category, as determined based on the customers’ spend in a given month, was as follows:

	Year Ended December 31,
	2025		2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue(1)	Amount	Percentage of Revenue(1)
Above $6K and under $100K Customers	$321,189	36%	$284,352	36%	$253,066	37%
Above $100K and under $500K Customers	91,975	10%	77,902	10%	64,155	9%
Above $500K and under $1M Customers	30,428	3%	25,327	3%	18,657	3%
Above $1M Customers	96,250	11%	46,739	6%	29,422	4%
Digital Native Enterprise Customers	539,842	60%	434,320	55%	365,300	53%
Developers and other(2)	361,585	40%	346,295	45%	327,584	47%
Total Revenue	$901,427	100%	$780,615	100%	$692,884	100%
___________________
(1) May not recalculate due to rounding.
(2) Beginning in the fourth quarter of 2025, Developers and other includes revenue from users that spend less than or equal to $500 in a given month, revenue from certain legacy Bare Metal CPU offerings, miscellaneous revenue and other reserve adjustments. Prior periods have been recast to reflect the effect of this change.
Prior to the fourth quarter of 2025, the Company classified customers in the following categories (customer spend in a month whole dollars):
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
Under the prior classification, revenue by customer category, as determined based on the customers’ spend in a given month, was as follows:

	Year Ended December 31,
	2025		2024		2023
	Amount	Percentage of Revenue(1)	Amount	Percentage of Revenue(1)	Amount	Percentage of Revenue(1)
Builders	$252,072	28%	$236,384	30%	$219,506	32%
Scalers	321,404	36%	284,575	36%	253,336	37%
Scalers+	231,050	26%	160,836	21%	122,543	18%
Learners, Testers and Other(2)	96,901	10%	98,820	13%	97,499	13%
Total	$901,427	100%	$780,615	100%	$692,884	100%
___________________
(1) May not recalculate due to rounding.
(2) Other includes miscellaneous revenue and other reserve adjustments.

Geographical Information
Revenue, as determined based on the Company’s customers’ billing address, was as follows:

	Year Ended December 31,
	2025		2024		2023
	Amount	Percentage of Revenue(1)	Amount	Percentage of Revenue(1)	Amount	Percentage of Revenue(1)
North America	$346,504	38%	$295,403	38%	$256,142	37%
Europe	243,063	28%	222,004	28%	202,855	29%
Asia	211,251	23%	182,391	23%	162,505	24%
Rest of the world	100,609	11%	80,817	11%	71,382	10%
Total	$901,427	100%	$780,615	100%	$692,884	100%
___________________
(1) May not recalculate due to rounding.
Revenue derived from customers in the United States was 33%, 32% and 30% of total revenue for the years ended December 31, 2025, 2024 and 2023, respectively.
No country outside of the United States had revenue greater than 10% of total consolidated revenue in any period presented.
Deferred Revenue
Revenue recognized during the years ended December 31, 2025, 2024 and 2023, which was included in the deferred revenue balances at the beginning of each respective period, was $3,451, $3,645 and $3,674, respectively.
Remaining Performance Obligations
The Company has performance obligations associated with commitments in customer contracts for future services that have not yet been recognized in the consolidated financial statements. As of December 31, 2025, the aggregate transaction price allocated to the remaining performance obligations, which includes contracts with expected term of one year or less, is $134,085 with a weighted-average life of 2.0 years. As of December 31, 2025, the Company expects to recognize $72,799 of its remaining performance obligations as revenue over the next 12 months, with the remainder recognized thereafter over the remaining life of the contracts.
Note 4. Acquisitions, Goodwill and Intangible Assets
Paperspace Co.
On July 5, 2023, the Company acquired 100% of Paperspace for total cash consideration of $100,399, which was accounted for as a business combination. Included in the consideration paid was a contribution of $11,100 to an escrow account held by a third party on the Paperspace Acquisition Date to support certain post-closing indemnification obligations. During the year ended December 31, 2024, the indemnification period expired and the remaining indemnity escrow fund was distributed to the participating Paperspace stockholders in accordance with the acquisition agreement.
Acquisition and integration related costs consist of miscellaneous professional service fees and expenses for acquisition-related activities. The Company recognized approximately $5,745 of acquisition-related costs that were expensed in the year ended December 31, 2023.
Contingent compensation costs relate to payments due to certain Paperspace sellers for $10,120, which represents compensation for post-combination services because the payments are generally contingent on continuing employment of the Paperspace founders at each payment date. For the years ended December 31, 2024 and 2023, the Company recorded acquisition-related compensation expense of $5,985 and $4,135, respectively, included in general and administrative expenses in the accompanying consolidated statements of operations. All contingent compensation costs were paid during the year ended December 31, 2024.
The amount of Paperspace’s revenue and net loss included in the Company’s consolidated statements of Operations from the Paperspace Acquisition Date through December 31, 2023, was $6,350 and $18,914, respectively.

Cloudways Ltd.
On September 1, 2022, the Company acquired 100% of the outstanding equity interests of Cloudways for total cash consideration of $311,237, which was accounted for as a business combination.
Contingent compensation costs related to payments due to a Cloudways seller for $38,830, of which $14,652 was earned and paid during the year ended December 31, 2024. On October 30, 2024, the Cloudways seller resigned from the Company. In recognition of the Cloudways seller’s service to the Company, the Company made the remaining payment of $7,326 following the resignation date during the quarter ended December 31, 2024.
Goodwill
During the year ended December 31, 2025 there were no changes to the Company’s goodwill. Movements in goodwill during the year ended December 31, 2024 were as follows:

Balance at January 1, 2024	$348,322
Measurement period adjustments(1)	352
Balance at December 31, 2024	$348,674
___________________
(1)Represents measurement period adjustment of the purchase price of the Paperspace acquisition.
Intangible Assets, net
Intangible assets, net consisted of the following amounts:

	December 31,
	2025	2024
Asset Type
IP addresses	$46,657	$44,822
Developed technology	62,330	62,323
Customer relationships	44,270	44,270
Trade name	9,800	9,800
Content	4,400	4,400
Brand	1,000	1,000
Total carrying value	$168,457	$166,615
Accumulated Amortization
Developed technology	$(38,718)	$(27,094)
Customer relationships	(21,368)	(14,286)
Trade name	(3,467)	(2,517)
Content	(4,400)	(4,000)
Brand	(1,000)	(1,000)
Total accumulated amortization	(68,953)	(48,897)
Total intangible assets, net	$99,504	$117,718
Amortization expense was $20,057, $22,426 and $18,967 for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, the weighted-average estimated useful life of intangible assets is five years for developed technology, six years for customer relationships, and ten years for trade name. Brand and content are fully amortized as of December 31, 2025 and 2024, respectively. Amortization expense for the next five years and thereafter, based on valuations and determinations of useful lives, is expected to be as follows:

2026	$19,657
2027	17,557
2028	9,198
2029	3,902
2030	950
Thereafter	1,583
Total estimated future intangible amortization expense	$52,847
Note 5. Fair Value Measurements
The fair value of the Company’s financial assets measured on a recurring basis was as follows:

	December 31, 2025
	Level I	Total
Cash and cash equivalents:
Cash	$57,363	$57,363
Money market funds	197,112	197,112
Total Cash and cash equivalents	$254,475	$254,475

	December 31, 2024
	Level I	Total
Cash and cash equivalents:
Cash	$79,378	$79,378
Money market funds	349,068	349,068
Total Cash and cash equivalents	$428,446	$428,446
The Company classifies its highly liquid money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company had no Level 2 or Level 3 financial assets as of December 31, 2025 and 2024.
Interest income from investments was $11,310, $19,875 and $23,767 for the years ended December 31, 2025, 2024 and 2023, respectively.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
The Company reports financial instruments at fair value, with the exception of its convertible notes and Term Loan A (as defined in Note 7. Debt). The amortized cost of Term Loan A approximates fair value as of December 31, 2025.
Financial instruments that are not recorded at fair value on a recurring basis are measured at fair value on a quarterly basis for disclosure purposes. Refer to Note 7. Debt for the carrying values and estimated fair values of financial instruments not recorded at fair value.

Note 6. Balance Sheet Details
Property and equipment, net
Property and equipment, net consisted of the following:

	December 31, 2025	December 31, 2024
Servers and related equipment	$933,576	$833,893
Equipment under finance leases and financing obligations(1)	144,819	12,138
Internal-use software	121,735	94,981
Leasehold improvements	412	6,985
Furniture and fixtures	262	1,558
Property and equipment, gross	$1,200,804	$949,555

Less: accumulated depreciation(1)	$(524,829)	$(439,664)
Less: accumulated amortization	(86,881)	(77,347)
Property and equipment, net	$589,094	$432,544
___________________
(1) Includes $13,316 and $12,138 of gross value and $11,502 and $7,847 of accumulated amortization of equipment under finance leases as of December 31, 2025 and 2024, respectively.
Depreciation expense on property and equipment was $107,255, $99,701 and $90,466 for the years ended December 31, 2025, 2024 and 2023, respectively.
Capitalized costs related to the development and purchase of computer software for internal use were $27,410, $11,167 and $6,958 for the years ended December 31, 2025, 2024 and 2023 respectively, which is included in internal-use software costs within property and equipment, net. Amortization expense related to internal-use software was $10,138, $7,925 and $8,433 for the years ended December 31, 2025, 2024 and 2023 respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	December 31, 2025	December 31, 2024
VAT and sales tax receivable	$27,934	$18,621
Prepaid rent	26,114	3,010
Prepaid expenses	22,396	17,544
Other current assets	5,154	1,611
Total prepaid expenses and other current assets	$81,598	$40,786

Accrued Other Expenses
Accrued other expenses consisted of the following:

	December 31, 2025	December 31, 2024
Accrued bonus	$18,779	$14,599
Other accrued expenses	17,532	16,857
Accrued capital expenditures	3,731	3,788
Accrued payroll costs	2,637	2,912
Total accrued other expenses	$42,679	$38,156
Other Current Liabilities
Other current liabilities consisted of the following:

	December 31, 2025	December 31, 2024
Sales and other taxes payable	$57,454	$39,847
Other current liabilities	9,100	3,163
Employee contributions under ESPP	877	492
Excise taxes related to repurchase of common stock	79	—
Total other current liabilities	$67,510	$43,502

Note 7. Debt
2030 Convertible Notes
On August 14, 2025, the Company issued $625,000 aggregate principal amount of 0.00% Convertible Senior Notes due 2030 (“2030 Convertible Notes”) in a private offering, including the exercise in full of the option granted to the initial purchasers to purchase an additional $75,000 principal amount of the 2030 Convertible Notes. The net proceeds from this offering were $606,130 after deducting underwriting fees, expenses and other debt issuance costs of $18,870. The 2030 Convertible Notes are senior unsecured obligations of the Company and do not bear regular interest, and the principal amount of the 2030 Convertible Notes does not accrete. Special interest and additional interest, if any, will be payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2026 (if and to the extent that special interest and/or additional interest is then payable on the 2030 Convertible Notes). The 2030 Convertible Notes will mature on August 15, 2030, unless earlier converted, redeemed or repurchased.
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
During the year ended December 31, 2025, none of the circumstances allowing holders to convert the 2030 Convertible Notes were met. Since the Company has the election of settling any conversion of the 2030 Convertible Notes in cash, shares of its common stock, or a combination of both, the 2030 Convertible Notes have been classified as a noncurrent liability in the consolidated balance sheets as of December 31, 2025.
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

For accounting purposes, the 2030 Capped Calls are separate transactions, and not part of the terms of the 2030 Convertible Notes. As the 2030 Capped Calls qualify for a scope exception from derivative accounting for instruments that are both indexed to the issuer's own stock and classified in stockholders’ equity in the consolidated balance sheets, premium paid for the purchase of the 2030 Capped Calls of $83,875 was recorded as a reduction to additional paid-in capital and retained earnings on the consolidated balance sheets and will not be remeasured. The Company recorded a deferred tax asset of $18,804 during the year ended December 31, 2025, as it made an income tax election allowable under Internal Revenue Service (“IRS”) regulations to recover the cost of the Capped Calls as interest expense for income tax purposes over the term of the 2030 Convertible Notes.
As of December 31, 2025, all of the 2030 Capped Calls remain outstanding.
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
The Credit Agreement includes customary representations, warranties, and affirmative and negative covenants, including financial covenants that require the Company to maintain certain levels of total net leverage ratio and interest coverage ratio. The negative covenants include restrictions on liens, investments, indebtedness, fundamental changes, asset dispositions, dividend payments and other restricted payments, transactions with affiliates, prepayments of subordinated debt and other matters, all subject to certain exceptions. The obligations under the Credit Agreement are required to be guaranteed by the Company and certain of the Company’s material domestic subsidiaries and are secured by substantially all of the assets of the Company, the Borrower and such subsidiary guarantors, subject to customary exceptions. The initial guarantors as of the closing under the Credit Agreement include the Company and Paperspace Co. The Credit Agreement also includes customary events of default. Upon the occurrence and during the continuance of an event of default, the Lenders may terminate their commitments and accelerate any outstanding obligations under the Credit Agreement and may exercise certain other rights and remedies provided for under the Credit Agreement, the other loan documents and applicable law. As of December 31, 2025, the Company was in compliance with all covenants under the 2025 Credit Facility.
The proceeds of the Term Loan Facility may only be used to repurchase, repay, acquire or otherwise settle a portion of the 2026 Convertible Notes and to pay related premiums, fees and expenses in connection therewith. On August 14, 2025, the Company drew down $380,000 on its Term Loan Facility (“Term Loan A”). The proceeds of Term Loan A were used to repurchase a portion of the Company’s 2026 Convertible Notes in August 2025, and to pay related fees and expenses in connection therewith. Issuance costs allocated to the drawn portion of the Term Loan Facility of $2,897 were reclassified as a contra-liability upon drawdown, and are amortized over the remaining term of the Term Loan Facility. As of December 31, 2025, the Company had $120,000 available for borrowing under the Term Loan Facility. Subsequent to December 31, 2025, the Company drew down the remaining available principal under the Term Loan Facility of $120,000 and received the proceeds in February 2026. As of February 24, 2026, no further borrowing capacity remains under the Term Loan Facility.

The proceeds of the Revolving Facility may be used for working capital, capital expenditures, permitted acquisitions, refinancing of any indebtedness and other general corporate purposes. Issuance costs allocated to the Revolving Facility of $1,986 are recognized as debt issuance costs in other assets within the consolidated balance sheets, and are amortized over the remaining term of the 2025 Credit Facility. As of December 31, 2025, the Company has not made drawdowns on the Revolving Facility.
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
Each $1 of principal of the 2026 Convertible Notes will initially be convertible into 5.6018 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $178.51 per share, subject to adjustment as set forth in the indenture governing the Convertible Notes. Holders of the 2026 Convertible Notes may convert their 2026 Convertible Notes at their option at any time prior to the close of the business day immediately preceding June 1, 2026, only under the following circumstances:
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
(2) during the five business day period after any ten consecutive trading day period (such ten consecutive trading day period, the “measurement period”) in which the trading price of the 2026 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the common stock on such trading day and the conversion rate on such trading day;
(3) if the Company calls such 2026 Convertible Notes for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date; and
(4) upon the occurrence of specified corporate events or distributions on the common stock.
On or after June 1, 2026 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2026 Convertible Notes at the option of the holder regardless of the foregoing circumstances.
Upon conversion of the 2026 Convertible Notes, the Company will pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election.
The Company may redeem for cash all or any portion of the 2026 Convertible Notes, at its option, on or after December 2, 2024 and on or before the 25th scheduled trading day immediately before the maturity date, if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price then in effect on each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the trading day immediately preceding the date on which the Company provides a notice of redemption at a redemption price equal to 100% of the principal amount of the 2026 Convertible Notes to be redeemed, plus any accrued and unpaid special interest and additional interest, if any, to, but excluding, the redemption date.
On August 14, 2025, the Company repurchased approximately $1,187,678 aggregate principal amount of the 2026 Convertible Notes for approximately $1,131,458 in cash from the proceeds under the 2030 Convertible Notes and Term Loan A and wrote-off $7,847 related issuance costs. The repurchase was accounted as an extinguishment resulting in a gain on extinguishment of debt of $48,373 recorded in other income, net on the Company’s consolidated statements of operations during the year ended December 31, 2025. The outstanding principal of $312,322 of the 2026 Convertible Notes will mature on December 1, 2026 unless earlier converted, redeemed, or repurchased. As of December 31, 2025, the 2026 Convertible Notes were classified as current liabilities on the Company’s consolidated balance sheets.
During the year ended December 31, 2025, none of the circumstances allowing holders to convert the 2026 Convertible Notes were met.

Upon the occurrence of a fundamental change (as defined in the indenture governing the 2026 Convertible Notes), subject to certain conditions, holders may require the Company to repurchase all or a portion of the 2026 Convertible Notes for cash at a price equal to 100% of the principal amount of the 2026 Convertible Notes to be repurchased, plus any accrued and unpaid special interest and additional interest, if any, to, but excluding, the fundamental change repurchase date.
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
Debt, Long-term
The net carrying amount of the Company’s 2030 Convertible Notes, borrowings under the 2025 Credit Facility and the 2026 Convertible Notes consisted of the following:

	Outstanding as of
	December 31, 2025	December 31, 2024
2030 Convertible Notes	$625,000	$—
2026 Convertible Notes	312,322	1,500,000
Term Loan A	380,000	—
Total obligations	1,317,322	1,500,000
Unamortized debt issuance costs	(21,560)	(14,634)
Carrying value of debt	1,295,762	1,485,366
Less: Debt, current	(325,109)	—
Debt, long-term	$970,653	$1,485,366
As of December 31, 2025, the total fair value of the 2030 Convertible Notes was $893,797, and the fair value of the 2026 Convertible Notes was $301,406. The fair value was determined based on the closing trading price as of the last day of trading for the period. The Company classifies the fair value to be a Level 2 valuation within the fair value measurement hierarchy due to the limited trading activity.
Issuance costs are amortized to interest expense over the contractual term of the respective borrowing. Contractual interest expense consists of commitment fees and cash interest expense under the Company’s credit facilities. Interest expense related to the Company’s convertible notes and credit facilities consisted of the following:

	Year Ended December 31,
	2025	2024	2023
Contractual interest expense	$9,150	$508	$506
Amortization of debt issuance costs	7,418	7,987	7,949
Future principal payments of the Company’s debt as of December 31, 2025 were as follows:

2026	$326,572
2027	19,000
2028	19,000
2029	19,000
2030	933,750
Total future payments	$1,317,322

Note 8. Operating Leases
The Company leases co-location space at data center facilities and, to a lesser extent, corporate offices, all of which are classified as operating leases. The operating leases generally have initial lease terms ranging from three to ten years, which includes any option to renew or terminate the lease when it is reasonably certain that the option will be exercised.
The components of operating lease expense were as follows:

	December 31,
	2025	2024	2023
Operating lease expense	$116,713	$89,831	$80,639
Variable lease expense	10,365	8,653	11,317
Short-term lease expense	335	37	418
Total operating lease expense	$127,413	$98,521	$92,374
Weighted-average remaining lease term and discount rate were as follows:

	December 31,
	2025	2024
Weighted-average remaining lease term (in years)	3.4	3.8
Weighted-average discount rate	6%	6%
For the year ended December 31, 2025, the Company recognized $838 in sublease income for operating leases. For the years ended December 31, 2024 and 2023, the Company recognized $1,677 in sublease income for operating leases. Sublease income is recorded as a reduction to general and administrative expenses in the consolidated statements of operations.
Maturities of operating lease liabilities as of December 31, 2025 were as follows:

2026	$119,171
2027	85,241
2028	35,318
2029	25,004
2030	20,154
Thereafter	17,538
Total undiscounted operating lease liabilities	302,426
Less: Imputed interest	(27,494)
Total present value of operating lease liabilities	274,932
Less: Current portion of operating lease liabilities	(108,037)
Operating lease liabilities, long-term	$166,895
As of December 31, 2025, the Company had $599,408 of estimated undiscounted fixed payment obligations primarily for leases of co-location space at data center facilities that have not yet commenced and were not included in the consolidated balance sheets. These leases are scheduled to commence between January 2026 and April 2026, and have a weighted-average lease term of 9.6 years.

Note 9. Finance Leases and Equipment Financing Obligations
As part of the Paperspace acquisition, the Company recognized finance leases for data center equipment. As of December 31, 2025, the Company had $1,652 in current and $287 in long-term liabilities for equipment under finance leases on the consolidated balance sheets. The Company’s finance leases have original lease periods expiring between February 2026 and March 2028.
During the year ended December 31, 2025, the Company entered into arrangements with a third-party financial institution for $131,503 of acquired servers and related equipment resulting in equipment financing obligations of $131,503, which are included in finance lease liabilities and equipment financing obligations on the consolidated balance sheets. The Company did not enter into any such arrangements during the year ended December 31, 2024.
Weighted-average remaining term and discount rate of finance lease liabilities and equipment financing obligations were as follows:

	December 31,
	2025	2024
Weighted-average remaining term (in years)	3.9	1.4
Weighted-average discount rate	7%	8%
Maturities of finance lease liabilities and equipment financing obligations of December 31, 2025 were as follows:

2026	$39,240
2027	37,796
2028	37,592
2029	33,708
Total undiscounted finance lease liabilities and equipment financing obligations	148,336
Less: Imputed interest	(17,822)
Total present value of finance lease liabilities and equipment financing obligations	130,514
Less: Finance lease liabilities and equipment financing obligations, current	(31,411)
Finance lease liabilities and equipment financing obligations, long-term	$99,103
Subsequent to December 31, 2025, the Company entered into finance leases for servers and related equipment with total estimated undiscounted payments of $60,698, a lease term of 4.0 years, and a commencement date in January 2026.
Note 10. Commitments and Contingencies
Purchase Commitments
As of December 31, 2025, the Company had long-term commitments and purchase orders with various software license, bandwidth, network services and third-party license vendors. The total minimum future commitments as of December 31, 2025 were as follows:

2026	$20,174
2027	20,227
2028	622
Total purchase commitments	$41,023

Letter of Credit
In conjunction with the execution of an office space operating lease, a letter of credit in the aggregate amount of $1,747 was issued and outstanding as of December 31, 2024. No draws have been made under such letter of credit. These funds were included as restricted cash on the consolidated balance sheets as they were related to a long-term operating lease. As of December 31, 2025, no letter of credit remained as the funds were released to the Company in September 2025.
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
Note 11. Stockholders’ Equity
Common Stock
The Company’s amended and restated certificate of incorporation authorizes the issuance of common and preferred stock. Holders of common stock are entitled to one vote per share. As of December 31, 2025 and 2024, the Company was authorized to issue 750,000,000 shares of common stock with a par value of $0.000025 per share.
Preferred Stock
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 10,000,000 shares of preferred stock with a par value of $0.000025 per share with rights and preferences, including voting rights, designated from time to time by the Company’s Board of Directors. No shares of preferred stock were issued or outstanding as of December 31, 2025 and 2024.
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
During the year ended December 31, 2025, the Company repurchased and retired 2,356,547 shares of common stock for an aggregate purchase price of $82,124, which excludes a 1% excise tax on net share repurchases imposed under the Inflation Reduction Act. All purchased shares were retired and are reflected as a reduction of common stock for the par value of shares, with the excess applied to additional paid-in capital.
Note 12. Stock-Based Compensation
Equity Incentive Plan
In March 2021, the Company’s Board of Directors adopted, and the stockholders approved, the 2021 Equity Incentive Plan (“2021 Plan”). The 2021 Plan is a successor to and continuation of the 2013 Stock Plan. The 2021 Plan became effective on the date of the IPO with no further grants being made under the 2013 Stock Plan, however, awards outstanding under the 2013 Stock Plan will continue to be governed by their existing terms. The 2021 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, RSUs, PRSUs, MRSUs and other awards to employees, directors, and consultants. Shares issued pursuant to the exercise of these awards are transferable by the holder. There were 25,197,755 shares available for grant under the 2021 Plan as of December 31, 2025.

Stock Options
Stock options granted have a maximum term of ten years from the grant date, are exercisable upon vesting and typically vest over a period of four years. Stock option activity for the year ended December 31, 2025 was as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price (Per share)	Weighted-Average Remaining Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2025	1,425,656	$12.17	5.2	$31,223
Exercised	(452,638)	9.59
Forfeited or cancelled	(12,539)	13.92
Outstanding at December 31, 2025	960,479	$13.36	4.3	$33,385
Vested and exercisable at December 31, 2025	960,479	$13.36	4.3	$33,385
The aggregate intrinsic value represents the difference between the fair value of common stock and the exercise price of outstanding in-the-money options. The aggregate intrinsic value of exercised options for the years ended December 31, 2025, 2024 and 2023 was $12,475, $51,479 and $156,819, respectively.
No options were granted and vested during the year ended December 31, 2025. The aggregate estimated fair value of stock options granted to participants that vested during the years ended December 31, 2024 and 2023 was $6,001 and $12,888, respectively.
As of December 31, 2025, there was no unrecognized stock-based compensation, net of estimated forfeitures, related to outstanding stock options granted.
RSUs
RSUs granted typically vest over four years. RSU activity for the year ended December 31, 2025 was as follows:

	Shares	Weighted-Average Grant Date Fair Value (Per share)
Unvested balance at January 1, 2025	5,215,300	$36.40
Granted	2,714,355	36.87
Vested	(2,173,661)	37.15
Forfeited or cancelled	(1,299,849)	35.91
Unvested balance at December 31, 2025	4,456,145	$36.46
Vested and expected to vest at December 31, 2025	3,664,193	$36.34
As of December 31, 2025, there was $123,535 of unrecognized stock-based compensation, net of estimated forfeitures, related to outstanding RSUs granted that is expected to be recognized over a weighted-average period of 2.7 years.

PRSUs
The Company has issued PRSUs which vest based on the achievement of each award’s established performance targets. PRSU activity for the year ended December 31, 2025 was as follows:

	Shares	Weighted-Average Grant Date Fair Value (Per share)
Unvested balance at January 1, 2025	183,919	$36.09
Granted	436,972	30.75
Vested	(58,692)	35.51
Forfeited or cancelled	(158,616)	30.75
Adjusted by performance factor	(88,865)	36.48
Unvested balance at December 31, 2025	314,718	$31.37
Vested and expected to vest at December 31, 2025	312,900	$31.37
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
On April 25, 2025, the Company granted LTIP PRSU awards (“2025 LTIP PRSUs”). The financial performance level under the 2025 LTIP PRSUs can be attained based on the achievement of certain ARR and adjusted free cash flow margin targets. Under the 2025 LTIP PRSUs, 75% of the awards can be achieved based on the ARR targets and 25% of the awards can be achieved based on the adjusted free cash flow margin targets. The target shares granted under the 2025 LTIP PRSUs were 218,486. The actual number of shares that are received under the 2025 LTIP PRSUs may be higher or lower than the target shares based on the actual financial metrics achieved relative to the target financial metrics for fiscal year 2025, with the maximum number of achievable shares of 436,972.
As of December 31, 2025, there was $2,356 of unrecognized stock-based compensation related to LTIP PRSUs that is expected to be recognized over a weighted-average period of 2.1 years.

MRSUs
On February 12, 2024, Padmanabhan Srinivasan joined the Company in the role of CEO. As part of his compensation package, Mr. Srinivasan received an MRSU award with an estimated grant date fair value of approximately $8,000, which vests upon the satisfaction of certain service conditions and the achievement of certain Company stock price goals during a five year performance period, as described below. A cumulative percentage of the MRSU target is earned based on the achievement of stock price goals, measured based on the average of the Company’s closing stock price over a consecutive 60 trading day period during the performance period as set forth in the table below:

Tranche	Company Stock Price Target	Total Payout
1	$65.00	25% of Target MRSUs
2	$100.00	50% of Target MRSUs
3	$135.00	100% of Target MRSUs
4	$170.00	150% of Target MRSUs
The target number of achievable shares is 193,178 and the maximum number of achievable shares is 289,767, with a weighted-average grant date fair value of $27.61 per share. There will be no pro-rata or straight-line interpolation vesting for achievement of a stock price target between the stock price targets, except in the event of a qualifying termination.
If the stock price targets are achieved during the first three years following the grant date (“First Performance Period”), 50% of the eligible MRSUs will vest on the third anniversary of the grant date and the remaining 50% of the eligible MRSUs will vest on the fifth anniversary of the grant date. Each tranche of MRSUs whose stock price target was not achieved during the First Performance Period that is subsequently achieved during the period between the third anniversary of the grant date and fifth anniversary of the grant date will vest on the fifth anniversary of the grant date.
Total unvested balance of MRSUs is 289,767 as of December 31, 2025 and 2024.
The following assumptions were used in the Monte Carlo simulation model to estimate the grant date fair value and the derived service period of the MRSUs:

Expected volatility	71.3%
Expected term (in years)	5.0
Risk-free interest rate	4.1%
Dividend yield	—%
Stock price at grant date (per share)	$39.43
Weighted-average fair value of awards (per share)	$27.61
As of December 31, 2025, there was $3,983 of unrecognized stock-based compensation related to the MRSU award that is expected to be recognized over a weighted-average period of 3.2 years.
ESPP
In March 2021, the Company’s Board of Directors adopted, and the stockholders approved, the 2021 Employee Stock Purchase Plan (“ESPP”). Eligible employees enroll in the offering period at the start of each purchase period, whereby they may purchase a number of shares at a price per share equal to 85% of the lesser of (1) the stock price at the employee’s first participation in the offering period or (2) the fair market value of the Company’s common stock on the purchase date. The Company’s current offering period began on May 21, 2025 and is expected to end on May 20, 2026. There were 5,120,628 shares available for grant under the ESPP as of December 31, 2025. The Company recorded stock-based compensation associated with the ESPP of $2,312, $1,676 and $2,290 for the years ended December 31, 2025, 2024 and 2023, respectively.

Stock-Based Compensation
Stock-based compensation is included in the consolidated statements of operations as follows:

	Year Ended December 31,
	2025	2024	2023
Cost of revenue(1)	$5,435	$5,889	$5,685
Research and development(1)	34,939	38,285	42,040
Sales and marketing(1)	11,646	10,093	13,177
General and administrative (2)	28,295	36,278	23,508
Restructuring and other charges	—	—	3,937
Total	$80,315	$90,545	$88,347
___________________
(1) Amounts for the year ended December 31, 2023 have been recast to conform with current period presentation. Refer to Note 2. Summary of Significant Accounting Policies, Prior Period Reclassification, for further details.
(2) Amount includes $31,279 of recognized stock-based compensation related to the Company’s former CEO’s MRSUs that was estimated to be forfeited and therefore reversed for the year ended December 31, 2023.

Note 13. Net Income per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net income per share:

	Year Ended December 31,
(In thousands, except per share amounts)	2025	2024	2023
Basic net income per share:
Numerator:
Net income attributable to common stockholders	$259,262	$84,492	$19,409
Denominator:
Weighted-average shares used to compute net income (loss) per share	91,481	91,634	90,141
Basic net income per share attributable to common stockholders	$2.83	$0.92	$0.22

Diluted net income per share:
Numerator:
Net income attributable to common stockholders	$259,262	$84,492	$19,409
Interest expense on dilutive convertible notes, net of tax	5,693	—	—
Net income used in diluted calculation	$264,955	$84,492	$19,409
Denominator:
Number of shares used in basic calculation	91,481	91,634	90,141
Weighted-average effect of dilutive securities:
Stock Options	750	1,414	5,698
RSUs	1,068	1,370	495
PRSUs	98	85	81
2026 Convertible Notes	5,869	—	—
2030 Convertible Notes	6,077	—	—
Number of shares used in diluted calculation	105,343	94,503	96,415
Diluted net income per share attributable to common stockholders	$2.52	$0.89	$0.20

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year Ended December 31,
	2025	2024	2023
Stock Options	—	1	41
RSUs	1,724	1,200	1,574
PRSUs	—	—	14
2026 Convertible Notes	—	8,403	8,403
Total	1,724	9,604	10,032
Note 14. Income Taxes
Income before income taxes from U.S. and foreign operations is as follows:

	Year Ended December 31,
	2025	2024	2023
U.S.	$196,847	$75,651	$174
Foreign	9,815	22,048	26,602
Total income before income taxes	$206,662	$97,699	$26,776
Total income tax benefit (expense) included in the consolidated statements of operations is comprised of the following:

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$(13,711)	$(5,437)	$(829)
State	(1,368)	(1,786)	99
Foreign	(2,622)	(3,443)	(6,835)
Total current	$(17,701)	$(10,666)	$(7,565)

Deferred:
Federal	$61,761	$(144)	$(140)
State	7,929	(1)	120
Foreign	611	(2,396)	218
Total deferred	70,301	(2,541)	198
Income tax benefit (expense)	$52,600	$(13,207)	$(7,367)

The Company has elected to prospectively adopt the guidance in ASU 2023-09. A reconciliation of the U.S. federal statutory rate of 21% to the Company’s effective tax rate for the year ended December 31, 2025 in accordance with the guidance in ASU 2023-09 is as follows:

	Year Ended December 31, 2025
	Amount	Percentage
U.S. federal statutory tax rate	$(43,399)	(21.00)%
State and local income tax, net of federal income tax effect(1)	5,183	2.51%
Foreign tax effects	(105)	(0.05)%
Effect of cross-border tax laws
Foreign-derived intangible income deduction	6,250	3.02%
Other	(482)	(0.23)%
Tax credits	445	0.22%
Changes in valuation allowances	98,341	47.59%
Nontaxable or nondeductible items
162(m) limitation	(4,161)	(2.01)%
Other non-taxable or non-deductible items	(494)	(0.24)%
Changes in unrecognized tax benefits	(9,754)	(4.72)%
Other	776	0.38%
Total tax benefit	$52,600	25.45%
___________________
(1) Taxes in California, New York State and New York City make up the majority (more than 50 percent) of the tax effect in this category.

A reconciliation of the Company’s income tax expense at the U.S. federal statutory rate of 21% to the effective rate for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09 is as follows:

	Year Ended December 31,
	2024	2023
Income tax benefit (expense) at federal statutory rate	$(20,517)	$(5,623)
State and local taxes, net of federal benefit	(1,412)	2,509
Foreign tax rate differential	3,858	(1,030)
Stock-based compensation deductions	5,698	17,998
Nondeductible expenses	(2,206)	14
Unrecognized tax positions	(4,360)	(1,083)
Net change in valuation allowance	(44,559)	(138)
Global intangible low-tax income	(110)	—
Foreign-derived intangible income deduction	3,140	970
162(m) limitation	(9,295)	(17,072)
U.S. R&D tax credits	3,402	2,810
Valuation allowance release related to acquisition	—	1,074
Acquisition related compensation	(2,659)	(7,811)
Impact of intra-entity intellectual property rights transfer	59,627	—
Other	(3,814)	15
Total income tax (expense)	$(13,207)	$(7,367)
Income taxes paid (net of refunds received) for the year ended December 31, 2025 in accordance with the guidance in ASU 2023-09 are as follows:

Federal	$2,000
State	1,872
Foreign	2,410
Total	$6,282

Income taxes paid (net of refunds received) for the years ended December 31, 2024, and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09 were $19,667 and $2,723, respectively.

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2025	2024
Deferred tax assets:
Accounts receivable	$1,334	$1,261
Accrued expenses	1,771	2,354
Capitalized research and development	34,541	44,724
Operating lease liability	62,689	32,398
Net operating loss carryforwards	7,030	11,498
Stock-based compensation	3,362	3,389
Tax credit carryforwards	6,498	17,778
Depreciation and amortization	10,788	18,538
Capped call	17,445	—
Other	2,365	2,593
Gross deferred tax assets	147,823	134,533
Less: valuation allowance	—	(109,541)
Total net deferred tax asset	$147,823	$24,992

Deferred tax liability
Operating lease ROU asset	$(61,605)	$(28,915)
Total deferred tax liability	(61,605)	(28,915)
Total net deferred tax asset (liability)	$86,218	$(3,923)
The Company’s income tax benefit was $52,600 for the year ended December 31, 2025. The benefit was primarily attributable to the release of valuation allowance related to U.S. federal and certain state deferred tax assets of $69,939 during the third quarter of 2025. The Company regularly assess the need for a valuation allowance on our deferred tax assets. In making this assessment, both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine is considered, based on the weight of available evidence, whether it is more likely than not that some or all the deferred tax assets will not be realized. As of December 31, 2025, based on all available positive and negative evidence, having demonstrated sustained U.S. profitability, which is objective and verifiable, and taking into account anticipated future earnings, the Company has concluded it is more likely than not that it will realize its U.S. federal and U.S. state deferred tax assets. The remaining amount of the changes in valuation allowance is related to reductions in deferred tax assets arising from current-year activity.
As of December 31, 2025, the Company had approximately $16,712 in federal net operating loss (“NOL”) carryforwards and $4,311 in federal tax credits. If not utilized, the federal tax credit carryforwards will expire at various dates beginning in 2042. The federal NOL carryforward can be carried forward indefinitely. As of December 31, 2025, the Company had approximately $13,212 in state NOL carryforwards and $1,569 in California tax credits. If not utilized, the state NOL carryforwards will expire at various dates beginning in 2031. The California state tax credits can be carried forward indefinitely. The Company had $10,014 of foreign NOLs that do not expire. The amount of net operating loss and tax credits carryforwards reflected in the financial statements differ from the amounts reported on the tax return due to uncertain tax positions related to tax laws and regulations that are subject to varied interpretation by the tax authorities.
Certain tax attributes may be subject to an annual limitation as a result of the issuance of stock, which may constitute a change of ownership as defined under Internal Revenue Code Section 382. The Internal Revenue Code Section 382 study is in process as of December 31, 2025.
The Company provides for U.S. and foreign income taxes on the undistributed earnings of foreign subsidiaries unless they are considered indefinitely reinvested outside the U.S. On December 31, 2025, the amount of unrecognized deferred tax liability for temporary differences on undistributed earnings in foreign subsidiaries upon which U.S. and foreign income taxes have not been provided is not material.
In general, it is the Company’s practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. The amount of undistributed earnings of non-U.S. subsidiaries at December 31, 2025, as well as the related deferred income tax, if any, is not material.
The Company files U.S. federal income tax returns as well as various state, local, and foreign jurisdictions. As of December 31, 2025, tax years 2013 and later remain open for examination.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2025	2024	2023
Balance of unrecognized tax benefits at beginning of year	$22,392	$20,337	$17,044
Additions based on tax positions related to the current period	4,325	5,209	1,571
Additions for tax positions of prior periods	3,629	816	1,947
Reductions for tax positions of prior periods	(2,277)	(3,162)	—
Release due to expiration of statute of limitations	(1,241)	(808)	(225)
Balance of unrecognized tax benefits at end of year	$26,828	$22,392	$20,337
Amounts included in the balance of unrecognized tax benefits as of December 31, 2025, 2024 and 2023, if recognized, would affect the effective tax rate upon recognition. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $17,599 as of December 31, 2025.
As of December 31, 2025, the Company recognized $13,921 of interest and penalties related to unrecognized tax benefits in the provision for taxes. Interest and penalties related to income tax liabilities are included in income tax expense. During the years ended December 31, 2025, 2024 and 2023, the Company recognized $7,446, $2,864 and $1,816, respectively, in interest expense and penalties. The Company has not made any payments on interest and penalties as of December 31, 2025.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company adopted the modifications to the capitalization of research and development expenses and changes to calculations for the limitation on deductions for interest expense for the year ended December 31, 2025, which did not have a material impact.
Note 15. Segment and Geographical Information
Segment Information
The Company’s chief operating decision maker (“CODM”) is the CEO. The CODM assesses performance on a monthly basis by reviewing consolidated results against the annual operating plan and ongoing forecasts. Accordingly, the Company has one operating and reporting segment.
The measure of segment profitability used by the CODM is net income, as reported in the consolidated statements of operations. The significant segment expenses reviewed by the CODM on a consolidated basis include cost of revenue, research and development, sales and marketing, and general and administrative as reported in the consolidated statements of operations on a consolidated basis. Other segment expense categories include other income, net and income tax benefit (expense) as reported in the consolidated statements of operations. Refer to Note 3. Revenue, for revenue by geography.

The measure of segment assets is total assets, which is reported in the consolidated balance sheets. Refer to consolidated statements of cash flows and within Note 6. Balance Sheet Details, for details of capital expenditures and depreciation and amortization, respectively.
Long-lived assets include property and equipment, net and operating lease right-of-use assets, net. The geographic locations of the Company’s long-lived assets, net, based on physical location of the assets, are as follows:

	December 31, 2025	December 31, 2024
United States	$610,135	$381,708
Netherlands	70,829	76,707
Germany	50,953	44,489
Singapore	46,585	27,958
Canada	33,058	32,688
Other	48,388	56,871
Total	$859,948	$620,421
Note 16. Employee Benefit Plan
The Company offers U.S. employees a voluntary retirement savings plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”), which permits employees to elect to contribute a portion of their pre-tax wages to the 401(k) Plan. Under this plan, the Company matches 100% of participants’ contributions up to 3% of compensation and 50% of participants’ contributions between 3% and 5%. For the years ended December 31, 2025, 2024 and 2023, the Company incurred expense of $3,223, $2,944 and $2,987 related to the 401(k) Plan, respectively.
Note 17. Related Party Transactions
In November 2023, the Company entered into an arrangement with an affiliate (related party affiliate) of Access Industries, a greater than 5% beneficial owner of the Company's common stock at the time of the transaction. Pursuant to this arrangement, the related party affiliate receives referral fees and other related payments in exchange for referring customers to the Company. The agreement expires on March 31, 2029, and can be terminated earlier without penalty if the contractual net revenue minimum commitment has not been met. Referral fees are incurred when the Company collects amounts due from the customer in exchange for services rendered. Other fees paid to the related party affiliate includes fixed payments to be used exclusively for marketing and referral activities as well as certain reimbursable compensation costs. Amounts owed to the related party affiliate are recorded to Sales and marketing in the consolidated statements of operations. During the year ended December 31, 2025, the Company recognized related party affiliate expenses of $2,735, which consisted of the marketing and referral activity fee of $1,176, reimbursable compensation cost of $431, and referral fees of $1,128. During the year ended December 31, 2024, the Company recognized related party affiliate expenses of $2,158, which consist of the marketing and referral activity fee of $1,400, reimbursable compensation cost of $337, and referral fees of $421. During the year ended December 31, 2023, the Company recognized related party affiliate expenses of $549, which consist of the marketing and referral activity fee of $224, reimbursable compensation cost of $273, and referral fees of $52.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2025, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with management’s evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B. OTHER INFORMATION
Trading Arrangements
During the three months ended December 31, 2025, our directors and officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified or terminated the contracts, instructions or written plans for the purchase or sale of our securities as follows:
On November 9, 2025, Lawrence D’Angelo, the Company’s Chief Revenue Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “D’Angelo 10b5-1 Plan”). The D’Angelo 10b5-1 Plan contemplates the sale of up to 24,283 shares of the Company’s common stock between March 2, 2026 and June 3, 2026.
On November 11, 2025, Cherie Barrett, the Company’s Chief Accounting Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Barrett 10b5-1 Plan”). The Barrett 10b5-1 Plan contemplates the sale of up to 22,000 shares of the Company’s common stock between March 2, 2026 and November 1, 2026.
On November 13, 2025, W. Matthew Steinfort, the Company’s Chief Financial Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Steinfort 10b5-1 Plan”). The Steinfort 10b5-1 Plan contemplates the sale of up to 80,000 shares of the Company’s common stock between March 2, 2026 and November 12, 2027. The actual number of shares that will be sold under the Steinfort 10b5-1 Plan will be based in part on the number of shares withheld to satisfy tax withholding obligations arising from the vesting of certain shares subject to the plan, which number is not yet determinable.
Board Class Rebalancing
On February 18, 2026, the Company’s Board of Directors (the “Board”) completed a process to reclassify the membership of the Board’s three director classes into classes of equal size. In order to achieve an equal apportionment of membership among the Board’s three classes of directors, the Board determined that one of its members should be reclassified from Class II (with a term expiring at the Company’s 2026 Annual Meeting of Stockholders) to Class I (with a term expiring at the 2028 Annual Meeting). Accordingly, effective February 18, 2026, subject to and conditioned upon her simultaneous reappointment as a Class I director, Hilary Schneider conditionally resigned from her position as a Class II director. The Board accepted Ms. Schneider’s conditional resignation and simultaneously reappointed her as a Class I director, confirming that, for all other purposes, Ms. Schneider’s service on the Board was deemed to have continued uninterrupted. There were no changes to Ms. Schneider’s committee assignments as a result of the reappointment, including her role as Chair of the Compensation Committee. The conditional resignation and reappointment of Ms. Schneider was effected solely for the purpose of reclassifying the members of the Board into three classes of equal size.
Designation of Executive Officers
On an annual basis, the Board considers the members of senior management who should be designated “officers” of the Company within the meaning of Rule 16a-1(f) under the U.S. Securities Exchange Act of 1934 (the “Act”) and “executive officers” of the Company within the meaning of Rule 3b-7 under the Act (collectively, “executive officers”). As part of this determination, the Board considers, among other things, which individuals perform certain functions for the registrant, as set forth in Rule 3b-7 and Rule 16a-1(f) under the Act. Based on these considerations, on February 18, 2026, the Board determined that the three individuals listed below are the sole executive officers of the Company and that, while there have been no changes to Lawrence D’Angelo’s title, role or responsibilities as Chief Revenue Officer of the Company, Mr. D’Angelo is no longer designated as a Company executive officer:
•Padmanabhan Srinivasan, Chief Executive Officer
•W. Matthew Steinfort, Chief Financial Officer
•Vinay S. Kumar, Chief Product and Technology Officer.
ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that applies to all our employees, officers and directors. The Code of Conduct is available on our website at www.investors.digitalocean.com under “Governance.” If we ever were to amend or waive any provision of our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, we intend to satisfy our disclosure obligations, if any, with respect to any such waiver or amendment by posting such information on our website set forth above rather than by filing a Current Report on Form 8-K.
Insider Trading Arrangements and Policies
We have adopted an insider trading policy governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers, employees and designated consultants that is designed to promote compliance with insider trading laws, rules and regulations, as well as procedures designed to further the foregoing purposes. A copy of our insider trading policy is incorporated by reference as Exhibit 19.1 to this Annual Report on Form 10-K. In addition, it is the Company’s intent to comply with applicable laws and regulations relating to insider trading.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

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

	Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Share Purchase Agreement, dated as of August 19, 2022, by and among DigitalOcean, LLC, Cloudways Ltd., each of the shareholders of Cloudways identified on the signature pages thereto and Shareholder Representative Services LLC.	8-K	001-40252	2.1	8/23/2022
3.1	Amended and Restated Certificate of Incorporation of the Registrant.					X
3.2	Amended and Restated Bylaws of the Registrant.	10-Q	001-40252	3.1	11/2/2023
4.1	Form of Common Stock Certificate.	S-1	333-253483	4.1	2/25/2021
4.2	Indenture, dated as of November 18, 2021, between DigitalOcean Holdings, Inc. and U.S. Bank National Association as trustee.	8-K	001-40252	4.1	11/18/2021
4.3	Form of certificate representing the 0% Convertible Senior Notes due 2026.	8-K	001-40252	4.2	11/18/2021
4.3	Indenture, dated August 14, 2025, between DigitalOcean Holdings, Inc. and U.S. Bank Trust Company, National Association, as Trustee.	8-K	001-40252	4.1	8/14/2025
4.4	Form of Global Note representing DigitalOcean Holdings, Inc.’s 0.00% Convertible Senior Notes due 2030 (included as Exhibit A to the Indenture filed as Exhibit 4.3).	8-K	001-40252	4.2	8/14/2025
4.5	Description of Capital Stock.	10-K	001-40252	4.4	2/25/2022
10.1	Amended and Restated Investors’ Rights Agreement, dated as of May 8, 2020, by and among the Registrant and certain of its stockholders.	S-1	333-253483	10.1	2/25/2021
10.2	DigitalOcean Holdings, Inc. 2013 Stock Plan, as amended.	S-1	333-253483	10.2	2/25/2021
10.2.1	Form of Option Agreement, Notice of Stock Option Grant and Exercise Notice under 2013 Stock Plan.	S-1	333-253483	10.2.1	2/25/2021
10.2.2	Form of Restricted Stock Unit Award Agreement under 2013 Stock Plan.	S-1	333-253483	10.2.2	2/25/2021
10.3	DigitalOcean Holdings, Inc. 2021 Equity Incentive Plan.	S-1/A	333-253483	10.3	3/15/2021
10.3.1	Form of Option Agreement, Notice of Stock Option Grant and Exercise Notice under 2021 Equity Incentive Plan.	S-1/A	333-253483	10.3.1	3/15/2021
10.3.2	Form of Restricted Stock Unit Award Agreement under 2021 Equity Incentive Plan.	S-1/A	333-253483	10.3.2	3/15/2021
10.4	DigitalOcean Holdings, Inc. 2021 Employee Stock Purchase Plan.	S-1/A	333-253483	10.4	3/15/2021
10.5	Amended Non-Employee Director Compensation Policy.					X
10.6	Form of Indemnification Agreement entered into by and between the Registrant and each director and executive officer.	S-1	333-253483	10.6	2/25/2021
10.7	Employment Agreement between the Registrant and Padmanabhan Srinivasan, dated January 11, 2024.	8-K	001-40252	10.1	1/17/2024
10.8	Employment Agreement between the Registrant and W. Matthew Steinfort, dated November 15, 2022.	8-K	001-40252	10.1	11/17/2022
10.9	Employment Agreement Amendment between the Registrant and W. Matthew Steinfort, dated September 15, 2023.	8-K	001-40252	10.1	9/19/2023

10.10	Employment Agreement between the Registrant and Aaqib Gadit, dated August 17, 2023.	10-K	001-40252	10.11	2/21/2024
10.11	Employment Agreement Amendment between the Registrant and Aaqib Gadit, dated September 15, 2023.	10-K	001-40252	10.12	2/21/2024
10.12	Letter Agreement between the Registrant and Aaqib Gadit, dated May 2, 2024.	10-Q	001-40252	10.1	8/8/2024
10.13	Employment Agreement between the Registrant and Bratin Saha, dated May 22, 2024.	10-K	001-40252	10.14	2/25/2025
10.14	Employment Agreement between the Registrant and Lawrence D’Angelo, dated June 18, 2024.	10-K	001-40252	10.15	2/25/2025
10.15	Employment Agreement between the Registrant and Yancey Spruill, dated March 8, 2021.	S-1/A	333-253483	10.7	3/15/2021
10.16	Separation Agreement between the Registrant and Yancey Spruill, dated August 24, 2023.	10-Q	001-40252	10.1	11/2/2023
10.17	Credit Agreement, dated as of May 5, 2025, between DigitalOcean Holdings, Inc., DigitalOcean, LLC, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as Administrative Agent.	8-K	001-40252	10.1	5/6/2025
10.18	Form of Confirmation for Capped Call Transactions.	8-K	001-40252	10.1	8/14/2025
19.1	DigitalOcean Holdings, Inc. Insider Trading Policy.	10-K	001-40252	19.1	2/25/2025
21.1	List of Subsidiaries of DigitalOcean Holdings, Inc.					X
23.1	Consent of PricewaterhouseCoopers, LLP, independent registered public accounting firm.					X
31.1	Certification of Padmanabhan Srinivasan, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of W. Matthew Steinfort, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
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

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2026.
    DIGITALOCEAN HOLDINGS, INC.

By:	/s/ Padmanabhan Srinivasan
	Name:	Padmanabhan Srinivasan
	Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Padmanabhan Srinivasan	Chief Executive Officer and Director	February 24, 2026
Padmanabhan Srinivasan	(Principal Executive Officer)

/s/ W. Matthew Steinfort	Chief Financial Officer	February 24, 2026
W. Matthew Steinfort	(Principal Financial Officer)

/s/ Cherie Barrett	Chief Accounting Officer	February 24, 2026
Cherie Barrett	(Principal Accounting Officer)

/s/ Warren Adelman	Director	February 24, 2026
Warren Adelman

/s/ Pratima Arora	Director	February 24, 2026
Pratima Arora

/s/ Warren Jenson	Director	February 24, 2026
Warren Jenson

/s/ Pueo Keffer	Director	February 24, 2026
Pueo Keffer

/s/ Hilary Schneider	Director	February 24, 2026
Hilary Schneider