Form 10-Q
period 2026-03-31
DigitalOcean Holdings, Inc.
filed 2026-05-05
CIK 1582961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2026
OR
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
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2026, there were 104,364,181 shares of the registrant’s common stock, with a par value of $0.000025 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about: our future financial performance, including our revenue, cost of revenue, gross profit, and operating expenses; trends in our key business metrics; our ability to successfully retain and expand usage of our existing customers and attract new customers; the amount of remaining performance obligations that we expect to recognize as revenue over future periods; our growth and product strategy for our agentic inference cloud platform; our ability to operate our business and effectively manage our scale under evolving macroeconomic conditions, such as geopolitical conflicts, tariffs and trade tensions, inflationary pressures, interest rate fluctuations, and foreign currency exchange rate volatility; our ability to effectively manage our growth and future expenses; the sufficiency of our cash and cash equivalents, cash flow from operations and availability under our credit facility to meet our liquidity needs; and other statements regarding our future operations, financial condition, and prospects and business strategies.
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
We may announce material business and financial information to our investors using our investor relations website (https://investors.digitalocean.com/). We therefore encourage investors and others interested in our company to review the information that we make available on our website, in addition to following our filings with the Securities and Exchange Commission, webcasts, press releases and conference calls. The information available on our website is not incorporated by reference into, and does not form part of, this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	March 31, 2026	December 31, 2025
Current assets:
Cash and cash equivalents	$741,363	$254,475
Accounts receivable, less allowance for credit losses of $6,043 and $6,374, respectively	105,456	90,908
Prepaid expenses and other current assets	97,471	81,598
Total current assets	944,290	426,981
Property and equipment, net	753,857	589,094
Restricted cash	157	158
Goodwill	350,651	348,674
Intangible assets, net	97,690	99,504
Operating lease right-of-use assets, net	328,504	270,854
Deferred tax assets	83,829	90,310
Other assets	11,409	12,130
Total assets	$2,570,387	$1,837,705

Current liabilities:
Accounts payable	$31,893	$38,836
Accrued other expenses	56,527	42,679
Deferred revenue	6,283	5,882
Debt, current	311,256	325,109
Operating lease liabilities, current	109,779	108,037
Finance lease liabilities and equipment financing obligations, current	59,107	31,411
Other current liabilities	72,126	67,510
Total current liabilities	646,971	619,464
Deferred tax liabilities	3,998	4,092
Debt, long-term	608,466	970,653
Operating lease liabilities, long-term	211,287	166,895
Finance lease liabilities and equipment financing obligations, long-term	208,165	99,103
Other non-current liabilities	4,124	6,188
Total liabilities	1,683,011	1,866,395
Commitments and contingencies (Note 7)

Preferred stock ($0.000025 par value per share; 10,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025)	—	—
Common stock ($0.000025 par value per share; 750,000,000 shares authorized; 104,322,694 and 91,947,614 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	2	2
Additional paid-in capital	916,917	16,005
Accumulated other comprehensive loss	(1,577)	(960)
Accumulated deficit	(27,966)	(43,737)
Total stockholders' equity (deficit)	887,376	(28,690)
Total liabilities and stockholders' equity (deficit)	$2,570,387	$1,837,705
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2026	2025
Revenue	$257,905	$210,703
Cost of revenue	113,195	81,259
Gross profit	144,710	129,444
Operating expenses:
Research and development	48,830	39,594
Sales and marketing	21,669	19,401
General and administrative	37,640	32,807
Total operating expenses	108,139	91,802

Operating income	36,571	37,642

Other (expense) income:
Interest expense	(10,553)	(2,208)
Loss on extinguishment of debt, net	(2,700)	—
Interest income and other income, net	1,178	5,946
Other (expense) income, net	(12,075)	3,738

Income before income taxes	24,496	41,380
Income tax expense	(8,725)	(3,176)
Net income attributable to common stockholders	$15,771	$38,204
Net income per share attributable to common stockholders
Basic	$0.17	$0.42
Diluted	$0.15	$0.39
Weighted-average shares used to compute net income per share attributable to common stockholders
Basic	93,038	91,988
Diluted	111,915	102,322
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2026	2025
Net income attributable to common stockholders	$15,771	$38,204
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of taxes	(617)	300
Other comprehensive (loss) income	(617)	300
Comprehensive income	$15,154	$38,504
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2025	91,947,614	$2	$16,005	$(960)	$(43,737)	$(28,690)
Issuance of common stock under equity incentive plan, net of taxes withheld	427,028	—	(10,287)	—	—	(10,287)
Issuance of common stock in connection with follow-on public offering, net of underwriter discounts and issuance costs	11,948,052	—	887,888	—	—	887,888
Stock-based compensation	—	—	23,311	—	—	23,311
Other comprehensive loss	—	—	—	(617)	—	(617)
Net income attributable to common stockholders	—	—	—	—	15,771	15,771
Balance at March 31, 2026	104,322,694	$2	$916,917	$(1,577)	$(27,966)	$887,376

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2024	92,234,517	$2	$57,282	$(1,497)	$(258,742)	$(202,955)
Issuance of common stock under equity incentive plan, net of taxes withheld	549,964	—	(6,870)	—	—	(6,870)
Repurchase and retirement of common stock including related costs	(1,564,254)	—	(59,427)	—	—	(59,427)
Stock-based compensation	—	—	20,001	—	—	20,001
Other comprehensive income	—	—	—	300	—	300
Net income attributable to common stockholders	—	—	—	—	38,204	38,204
Balance at March 31, 2025	91,220,227	$2	$10,986	$(1,197)	$(220,538)	$(210,747)
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net income attributable to common stockholders	$15,771	$38,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,475	29,210
Stock-based compensation	22,507	19,432
Provision for expected credit losses	3,492	4,197
Loss on extinguishment of debt	2,700	—
Operating lease right-of-use assets and liabilities, net	(11,465)	(7,192)
Non-cash interest expense	1,527	2,003
Other	1,829	(2,091)
Changes in operating assets and liabilities:
Accounts receivable	(18,028)	(8,319)
Prepaid expenses and other current assets	(15,886)	(1,255)
Accounts payable and accrued expenses	(11,188)	(11,492)
Deferred revenue	400	245
Other assets and liabilities	9,787	1,148
Net cash provided by operating activities	46,921	64,090

Investing activities
Capital expenditures - property and equipment	(39,992)	(61,963)
Capital expenditures - internal-use software	(4,740)	(2,029)
Acquisition of equipment under financing arrangements	(11,807)	—
Purchase of intangible assets	—	(983)
Cash paid for acquisition of businesses, net of cash acquired	(4,042)	—
Net cash used in investing activities	(60,581)	(64,975)

Financing activities
Proceeds from follow-on public offering, net of underwriting discounts and issuance costs	888,778	—
Principal repayment of Term Loan Facility	(500,000)	—
Proceeds from drawdown of Term Loan Facility	120,000	—
Proceeds related to issuance of common stock under equity incentive plan	993	1,941
Employee payroll taxes paid related to net settlement of equity awards	(11,081)	(8,718)
Proceeds from financing arrangements	11,807	—
Principal repayments of finance leases and financing arrangements	(9,880)	(1,350)
Repurchase and retirement of common stock including related costs	—	(59,052)
Net cash provided by (used in) financing activities	500,617	(67,179)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(70)	39
Increase (decrease) in cash, cash equivalents and restricted cash	486,887	(68,025)
Cash, cash equivalents and restricted cash - beginning of period	254,633	430,193
Cash, cash equivalents and restricted cash - end of period	$741,520	$362,168

See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Supplemental disclosures of cash flow information:
Cash paid for interest	$9,529	$195
Cash paid for taxes, net of refunds	1,908	175
Operating cash flows paid for operating leases	40,351	34,129
Non-cash investing and financing activities:
Capitalized stock-based compensation	$804	$569
Property and equipment received but not yet paid, included in accounts payable and accrued other expenses	47,882	26,032
Operating right-of-use assets obtained in exchange for operating lease liabilities	83,837	76,371
Finance right-of-use assets obtained in exchange for finance lease liabilities	134,238	22
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Note 1. Nature of the Business
DigitalOcean Holdings, Inc. and its subsidiaries (collectively, “the Company”, “we”, “our”, “us”) is an AI-Native Cloud, purpose-built for inference and agentic workloads that brings infrastructure, core cloud services, inference, data, and agents together in one integrated stack that is open throughout, giving builders the best of the AI ecosystem in one place. The Company’s platform is designed to be simple, scalable and approachable by providing a variety of product offerings that were built with the needs of growing technology companies in mind. The Company offers a comprehensive set of cloud platform capabilities which span across Infrastructure-as-a-Service (“IaaS”), including Droplet virtual machines, storage and networking offerings; Platform-as-a-Service (“PaaS”) and Software-as-a-Service (“SaaS”), including Managed Hosting, Managed Database, Managed Kubernetes and Marketplace offerings. The Company also offers a comprehensive artificial intelligence and machine learning (“AI/ML”) platform - DigitalOcean Gradient® AI Agentic Cloud, which includes Gradient AI Infrastructure with offerings such as GPU Droplets and Bare Metal GPUs; the Gradient AI Platform which offers various building block services including Large Language Models (“LLMs”); and Gradient AI Agents. The Company continues to invest in its platform to further penetrate the growing markets in which it operates.
The Company has adopted a holding company structure and the primary operations are performed globally through its wholly owned operating subsidiaries.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include accounts of the Company and all wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of March 31, 2026, results of operations for the three months ended March 31, 2026 and 2025, cash flows for the three months ended March 31, 2026 and 2025, and stockholders' equity (deficit) for the three months ended March 31, 2026 and 2025.
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

Restricted Cash
The following table reconciles cash, cash equivalents and restricted cash per the condensed consolidated statements of cash flows:

	March 31,
	2026	2025
Cash and cash equivalents	$741,363	$360,421
Restricted cash(1)	157	1,747
Total cash, cash equivalents and restricted cash	$741,520	$362,168
___________________
(1) Restricted cash as of March 31, 2026 primarily consisted of deposits held with certain government agencies for local jurisdictional requirements. Restricted cash as of March 31, 2025 consisted of deposits in financial institutions related to a letter of credit used to secure a lease agreement; the funds were released to the Company in September 2025.
Accounts Receivable Net of Allowance for Expected Credit Losses
Accounts receivable primarily represent revenue recognized that was not invoiced at the balance sheet date and is primarily billed and collected in the following month. Trade accounts receivable are carried at the original invoiced amount less an estimated allowance for expected credit losses based on the probability of future collection. Management determines the adequacy of the allowance based on historical loss patterns, the number of days that customer invoices are past due, and an evaluation of the potential risk of loss associated with specific accounts. When management becomes aware of circumstances that may further decrease the likelihood of collection, it records a specific allowance against amounts due, which reduces the receivable to the amount that management reasonably believes will be collected. The Company records changes in the estimate to the allowance for expected credit losses through provision for expected credit losses and reverses the accounts receivable and related allowance after the potential for recovery is considered remote.
The following table presents the changes in the allowance for expected credit losses for the period presented:

Amount
Balance as of December 31, 2025	$6,374
Provision for expected credit losses	3,492
Write-offs and other	(3,823)
Balance as of March 31, 2026	$6,043
Recent Accounting Pronouncements – Adopted
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (“Topic 326”): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which amends Topic 326 to provide a practical expedient and an accounting policy election related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. Specifically, in developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company adopted the practical expedient of ASU 2025-05 on January 1, 2026 on a prospective basis. There was no impact on the Company’s condensed consolidated financial statements.
Recent Accounting Pronouncements – Pending Adoption
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (“Subtopic 220-40”): Disaggregation of Income Statement Expenses (“ASU 2024-03”). In January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (“Subtopic 220-40”): Clarifying the Effective Date. ASU 2024-03 requires that an entity breaks down expenses into specific categories, such as employee compensation and costs related to depreciation and amortization, as well as a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. Further, ASU 2024-03 requires disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. As clarified in ASU 2025-01, the amendments in ASU 2024-03 are required to be adopted for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied on a prospective basis for financial statements issued after the adoption date, although retrospective application is permitted. The Company is currently evaluating the impact of adoption on its financial disclosures.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (“Subtopic 350-40”): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"). ASU 2025-06 modernizes the accounting for internal-use software costs by increasing the operability of the recognition guidance considering different methods of software development. ASU 2025-06 is effective for the Company for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The amendment can be applied prospectively, retrospectively, or via a modified prospective transition method. The Company is currently evaluating the impact of the new standard on its condensed consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (“Topic 270”): Narrow-scope Improvements (“ASU 2025-11”). ASU 2025-11 enhances GAAP interim reporting by specifying required disclosures, establishing a disclosure principle for material post-year-end events, and clarifying the scope, types, and presentation of interim financial statements. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities and for interim reporting periods within annual reporting periods beginning after December 15, 2028, for entities other than public business entities. Early adoption is permitted. The amendment can be applied prospectively or retrospectively for all prior periods presented in the financial statements. The Company is currently evaluating the impact of the new standard; however, it does not expect that the standard will have a material impact on its condensed consolidated financial statements and related disclosures.
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
The Company classifies its customers into the following annual run-rate revenue (“ARR”) categories (customer spend in a month in whole dollars):
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
•Developers: users that spend less than or equal to $500 in a month, except users that spend less than or equal to $50 in a month and have been on the Company’s platform for three months or less.
Revenue by customer ARR category, as determined based on the customers’ spend in a given month, was as follows:

	Three Months Ended March 31,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue(1)
Above $6K and under $100K Customers(2)	$85,902	33%	$76,203	36%
Above $100K and under $500K Customers(2)	24,562	10%	22,070	10%
Above $500K and under $1M Customers(2)	8,411	3%	6,932	3%
Above $1M Customers(2)	45,677	18%	16,359	8%
Digital Native Enterprise Customers(2)	$164,552	64%	$121,564	57%
Developers and other(2) (3)	93,353	36%	89,139	43%
Total	$257,905	100%	$210,703	100%
___________________________
(1) May not recalculate due to rounding.
(2) Beginning in the fourth quarter of 2025, the Company revised its customer category naming and classification. Prior periods have been recast to reflect the effects of these changes.
(3) Beginning in the fourth quarter of 2025, Developers and other include revenue from users that spend less than or equal to $500 in a given month, revenue from certain legacy Bare Metal CPU offerings, miscellaneous revenue and other reserve adjustments. Prior periods have been recast to reflect the effect of this change.
Geographical Information
Revenue, as determined based on the Company’s customers’ billing address, was as follows:

	Three Months Ended March 31,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
North America	$112,847	44%	$77,936	37%
Europe	62,613	24%	58,476	28%
Asia	57,582	22%	51,016	24%
Rest of the world	24,863	10%	23,275	11%
Total	$257,905	100%	$210,703	100%
Revenue derived from customers in the United States was 38% and 31% of total revenue for the three months ended March 31, 2026 and 2025, respectively.
Deferred Revenue
Deferred revenue was $6,283 and $5,882 as of March 31, 2026 and December 31, 2025, respectively. Revenue recognized during the three months ended March 31, 2026 and 2025 was $2,000 and $2,235, respectively, which was included in the deferred revenue balances at the beginning of each respective period.
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

Remaining Performance Obligations
The Company has performance obligations associated with commitments in customer contracts for future services that have not yet been recognized in the condensed consolidated financial statements. As of March 31, 2026, the aggregate transaction price allocated to the remaining performance obligations, which includes contracts with expected term of one year or less, is $243,063 with a weighted-average life of 1.6 years. As of March 31, 2026, the Company expects to recognize $167,415 of its remaining performance obligations as revenue over the next 12 months, with the remainder recognized thereafter over the remaining life of the contracts.
Note 4. Fair Value Measurements
The fair value of the Company’s financial assets measured on a recurring basis was as follows:

	March 31, 2026
	Level I	Total
Cash and cash equivalents:
Cash	$70,401	$70,401
Money market funds	670,962	670,962
Total Cash and cash equivalents	$741,363	$741,363

	December 31, 2025
	Level I	Total
Cash and cash equivalents:
Cash	$57,363	$57,363
Money market funds	197,112	197,112
Total Cash and cash equivalents	$254,475	$254,475
The Company classifies its highly liquid money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company had no Level 2 or Level 3 financial assets as of March 31, 2026 and December 31, 2025.
Interest income from investments was $2,878, and $3,657 for the three months ended March 31, 2026 and 2025, respectively.
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

Note 5. Balance Sheet Details
Property and equipment, net
Property and equipment, net consisted of the following:

	March 31, 2026	December 31, 2025
Servers and related equipment	$987,888	$933,576
Equipment under finance leases and financing obligations(1)	290,781	144,819
Internal-use software	125,355	121,735
Leasehold improvements	412	412
Furniture and fixtures	361	262
Property and equipment, gross	$1,404,797	$1,200,804

Less: accumulated depreciation(1)	$(560,524)	$(524,829)
Less: accumulated amortization	(90,416)	(86,881)
Property and equipment, net	$753,857	$589,094
___________________
(1) Includes $147,203 and $13,316 of gross value and $15,964 and $11,502 of accumulated amortization of equipment under finance leases as of March 31, 2026 and December 31, 2025, respectively.
Depreciation expense on property and equipment was $37,004, and $21,759 for the three months ended March 31, 2026 and 2025, respectively.
Capitalized costs related to the development of computer software for internal use were $3,481 and $2,599 for the three months ended March 31, 2026 and 2025, respectively, which is included in internal-use software costs within property and equipment, net. Amortization expense related to internal-use and purchased software was $3,533, and $2,254 for the three months ended March 31, 2026 and 2025, respectively.
Accrued Other Expenses
Accrued other expenses consisted of the following:

	March 31, 2026	December 31, 2025
Accrued capital expenditures	$24,981	$3,731
Other accrued expenses	18,496	17,532
Accrued bonus	7,763	18,779
Accrued payroll costs	5,287	2,637
Total accrued other expenses	$56,527	$42,679

Note 6. Debt
Debt, Long-term
The net carrying amount of the Company’s debt consisted of the following:

	Outstanding as of
	March 31, 2026	December 31, 2025
2030 Convertible Notes	$625,000	$625,000
2026 Convertible Notes	312,322	312,322
Term Loan Facility	—	380,000
Total obligations	937,322	1,317,322
Unamortized debt issuance costs	(17,600)	(21,560)
Carrying value of debt	919,722	1,295,762
Less: Debt, current	(311,256)	(325,109)
Debt, long-term	$608,466	$970,653
As of March 31, 2026, the total fair value of the 2030 Convertible Notes was $1,436,806, and the fair value of the 2026 Convertible Notes was $305,963. The fair value was determined based on the closing trading price as of the last day of trading for the period. The Company classifies the fair value to be a Level 2 valuation within the fair value measurement hierarchy due to the limited trading activity.
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
During the three months ended March 31, 2026, the circumstances allowing holders to convert the 2030 Convertible Notes were met since the Company’s last reported sale price per share of the Company’s common stock exceeded 130% of the conversion price of $39.17 for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter. Therefore the 2030 Convertible Notes are currently convertible, in whole or in part, at the option of the holders between April 1, 2026 through June 30, 2026. Whether the 2030 Convertible Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future.
The Company has the election of settling any conversion of the 2030 Convertible Notes in cash, shares of our common stock, or a combination of both. The Company continues to classify the 2030 Convertible Notes as a long-term liability in its condensed consolidated balance sheets as of March 31, 2026 because the Company has the option to settle the 2030 Convertible Notes in shares and the maturity date exceeds one year from the balance sheet date.
2030 Capped Calls
In connection with the pricing and exercise in full by the initial purchasers of their option to purchase additional 2030 Convertible Notes, the Company entered into capped call transactions with one or more financial institutions, including an affiliate of an initial purchaser (“2030 Capped Calls”). The 2030 Capped Calls have an initial strike price of $39.17 per share, which corresponds to the initial conversion price of the 2030 Convertible Notes. The 2030 Capped Calls have an initial cap price of $66.51 per share. The 2030 Capped Calls are generally expected to reduce the potential dilution to the Company’s common stock upon any conversion of the 2030 Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2030 Convertible Notes, with such reduction and/or offset subject to the cap price. The strike price, cap price and other terms of the 2030 Capped Calls are subject to certain adjustments under the terms of the capped call transactions. As of March 31, 2026, all of the 2030 Capped Calls remain outstanding.
2025 Credit Facility
On May 5, 2025, the Company entered into a credit agreement (the “Credit Agreement”) by and among the Company, its wholly owned subsidiary, DigitalOcean, LLC, as borrower (the “Borrower”), with Morgan Stanley Senior Funding, Inc., as administrative agent for a $500,000 senior secured delayed draw term loan facility (“Term Loan Facility”, and any loans thereunder “Term Loans”) and a $300,000 senior secured revolving credit facility (“Revolving Facility”, and any loans thereunder “Revolving Loans”) which includes a $30,000 sublimit for the issuance of letters of credit (collectively the “2025 Credit Facility”). The Term Loan Facility and Revolving Facility mature on May 5, 2030, and are subject to a springing maturity date in the event certain conditions occur as described in the Credit Agreement. Revolving Loans may be borrowed, repaid and reborrowed, until their maturity date. Term Loans may be borrowed between May 5, 2025 and February 5, 2026 and once borrowed and repaid, cannot be reborrowed.
On February 3, 2026, the Company drew down the remaining $120,000 available principal under its Term Loan Facility resulting in a total outstanding principal amount of $500,000. On March 27, 2026, the Company repaid the $500,000 outstanding principal of its Term Loan Facility in cash from the proceeds of its follow-on offering (see Note 9. Stockholders’ Equity ) and wrote-off $2,700 of related unamortized issuance costs. The repayment was accounted as an extinguishment, resulting in a loss on extinguishment of debt of $2,700 recorded in other (expense) income, net on the Company’s condensed consolidated statements of operations during the three months ended March 31, 2026.
The Credit Agreement includes customary representations, warranties, and affirmative and negative covenants, including financial covenants that require the Company to maintain certain levels of total net leverage ratio and interest coverage ratio. As of March 31, 2026, the Company was in compliance with all covenants under the 2025 Credit Facility. As of March 31, 2026, the Company has not made drawdowns on the Revolving Facility.
On May 4, 2026, the Company entered into an amendment to its Credit Agreement (the "First Amendment"). The First Amendment amends the Credit Agreement to, among other modifications, (i) provide for a $112,500 increase in the Revolving Facility thereunder, (ii) provide for a $50,000 increase in the letter of credit sublimit thereunder and (iii) amend the definition of “Indebtedness” therein to provide that capitalized leases shall be deemed to be an amount equal to 25% of the capitalized amount thereof.
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

On August 14, 2025, the Company repurchased approximately $1,187,678 aggregate principal amount of the 2026 Convertible Notes. The outstanding principal of $312,322 of the 2026 Convertible Notes will mature on December 1, 2026 unless earlier converted, redeemed, or repurchased. Upon conversion of the 2026 Convertible Notes, the Company will pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election.
During the three months ended March 31, 2026, none of the circumstances allowing holders to convert the 2026 Convertible Notes were met.
Issuance Costs
Issuance costs are amortized to interest expense over the contractual term of the respective borrowing. Contractual interest expense consists of commitment fees and cash interest expense under the Company’s credit facilities. Interest expense related to the Company’s convertible notes and credit facilities consisted of the following:

	Three Months Ended
	March 31,
	2026	2025
Contractual interest expense	$5,688	$126
Amortization of debt issuance costs	1,527	2,003
Note 7. Commitments and Contingencies
Purchase Commitments
As of March 31, 2026, the Company had long-term commitments and purchase orders with various software license, bandwidth, network services and third-party license vendors. The Company’s purchase commitments have not materially changed since December 31, 2025.
Operating Leases
As of March 31, 2026, the Company had $668,444 of estimated undiscounted fixed payment obligations, mostly related to leases of co-location space at data center facilities, that have not yet commenced and were not included on the condensed consolidated balance sheets. These leases are expected to commence between April 2026 and May 2027, and have a weighted-average lease term of 9.8 years.
Subsequent to March 31, 2026, the Company entered into leases primarily for co-location space at data center facilities with total estimated undiscounted payments of $1,273,119. These leases are expected to commence between April 2026 and June 2027, and have a weighted-average lease term of 11.0 years.
Finance Leases and Equipment Financing Obligations
During the three months ended March 31, 2026, the Company entered into finance leases for servers and related equipment resulting in the recognition of finance lease liabilities, current of $24,468 and finance lease liabilities, long-term of $108,071 on the condensed consolidated balance sheets. Payments will be made monthly over a weighted-average term of 6.0 years, resulting in a weighted-average imputed interest rate of 6.4%.
In March 2026, the Company entered into an arrangement with a third-party financial institution for $11,807 of acquired servers and related equipment resulting in an equipment financing obligation of $11,807 which is included in finance lease liabilities and equipment financing obligations on the condensed consolidated balance sheets. Payments will be made monthly over a term of 5.0 years, resulting in an imputed interest rate of 6.6%. The Company did not enter into any such arrangements during the three months ended March 31, 2025.
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

Note 8. Stockholders’ Equity
2026 Follow-on Offering
On March 26, 2026, the Company completed a follow-on public equity offering (“2026 Follow-on Offering”) of 11,948,052 shares of common stock, inclusive of the exercised over-allotment option, at a public offering price of $77.00 per share. The Company received net proceeds of $887,888 after deducting underwriting discounts and commissions of $31,050 and other issuance costs of $1,062, which were paid and payable.
Share Buyback Program
On August 11, 2025, the Company adopted a new stock repurchase program authorizing the repurchase of up to $100,000 of its common stock (“2025 Share Buyback Program”). Pursuant to the 2025 Share Buyback Program, repurchases of the Company’s common stock will be made at prevailing market prices through open market purchases, in negotiated transactions off the market or otherwise, including through Rule 10b5-1 plans. The 2025 Share Buyback Program will expire on July 31, 2027; however, the Company is not obligated to acquire any particular amount of common stock and the program may be extended, modified, suspended or discontinued at any time at the Company’s discretion. During the three months ended March 31, 2026, the Company had no repurchases of shares under the 2025 Share Buyback program.
Note 9. Stock-Based Compensation
Equity Incentive Plan
In March 2021, the Company’s Board of Directors adopted, and the stockholders approved, the 2021 Equity Incentive Plan (“2021 Plan”). The 2021 Plan is a successor to and continuation of the 2013 Stock Plan. The 2021 Plan became effective on the date of the IPO with no further grants being made under the 2013 Stock Plan, however, awards outstanding under the 2013 Stock Plan will continue to be governed by their existing terms. The 2021 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, RSUs, PRSUs, MRSUs and other awards to employees, directors, and consultants. Shares issued pursuant to the exercise of these awards are transferable by the holder. There were 30,054,726 shares available for grant under the 2021 Plan as of March 31, 2026.
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
Assuming the minimum performance level is achieved, one-third of the aggregate number of the achieved LTIP PRSUs shall vest on the later of (i) March 1 of the year after grant or (ii) two trading days following the public release of the Company’s financial results for the year of grant, and the remainder shall vest over the following two years in eight equal quarterly installments subject, in each case, to the individual’s continuous service through the applicable vesting date.
On April 25, 2025, the Company granted an LTIP PRSU award (“2025 LTIP PRSU”). The financial performance level under the PRSUs was equal to the sum of the attainment of certain ARR targets weighted at 75% and adjusted free cash flow margin targets weighted at 25%. On February 13, 2026, the Company determined that the 2025 LTIP PRSU was achieved at 89.0% of the target amount. This resulted in a performance factor reduction of 154,488 shares from the original maximum shares achievable of 278,356, net of forfeiture. The target shares granted under the 2025 LTIP PRSU were 139,178, net of forfeiture.
On March 10, 2026, the Company granted LTIP PRSU awards (“2026 LTIP PRSUs”). The financial performance level under the 2026 LTIP PRSUs can be attained based on the achievement of certain ARR and adjusted free cash flow margin targets. Under the 2026 LTIP PRSUs, 75% of the awards can be achieved based on the ARR targets and 25% of the awards can be achieved based on the adjusted free cash flow margin targets. The target shares granted under the 2026 LTIP PRSUs were 417,215. The actual number of shares that are received under the 2026 LTIP PRSUs may be higher or lower than the target shares based on the actual financial metrics achieved relative to the target financial metrics for fiscal year 2026.

As of March 31, 2026, there was $158,746 of unrecognized stock-based compensation, net of estimated forfeitures, related to outstanding RSUs, that is expected to be recognized over a weighted-average period of 2.9 years. As of March 31, 2026, there was $26,004 of unrecognized stock-based compensation, net of estimated forfeitures, related to outstanding PRSUs that is expected to be recognized over a weighted-average period of 2.9 years.
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
Subsequent to March 31, 2026, the conditions related to the Company Stock Price Target applicable to Tranche 1 of the MRSUs were met. Subject to Mr. Srinivasan's continued service through the applicable vesting dates, 50% of the Tranche 1 MRSUs will vest upon the Compensation Committee’s certification of Company Stock Price Target performance achievement in the first quarter of 2027, and the remaining 50% will vest upon the Compensation Committee's certification in the first quarter of 2029.
As of March 31, 2026, there was $3,457 of unrecognized stock-based compensation related to the MRSU award that is expected to be recognized over a weighted-average period of 2.9 years.
ESPP
In March 2021, the Company’s Board of Directors adopted, and the stockholders approved, the 2021 Employee Stock Purchase Plan (“ESPP”). Eligible employees enroll in the offering period at the start of each purchase period, whereby they may purchase a number of shares at a price per share equal to 85% of the lesser of (1) the stock price at the employee’s first participation in the offering period or (2) the fair market value of the Company’s common stock on the purchase date. The Company’s current offering period began on May 21, 2025 and is expected to end on May 20, 2026. There were 6,040,104 shares available for grant under the ESPP as of March 31, 2026.
Stock-Based Compensation
Stock-based compensation is included in the condensed consolidated statements of operations as follows:

	Three Months Ended
	March 31,
	2026	2025
Cost of revenue	$1,424	$1,395
Research and development	10,358	8,269
Sales and marketing	2,767	2,546
General and administrative	7,958	7,222
Total	$22,507	$19,432

Note 10. Net Income per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2026	2025
Basic net income per share:
Numerator:
Net income attributable to common stockholders	$15,771	$38,204
Denominator:
Weighted-average shares used to compute net income per share	93,038	91,988
Basic net income per share attributable to common stockholders	$0.17	$0.42

Diluted net income per share:
Numerator:
Net income attributable to common stockholders	$15,771	$38,204
Interest expense on dilutive convertible notes, net of tax	847	1,462
Net income used in diluted calculation	$16,618	$39,666
Denominator:
Number of shares used in basic calculation	93,038	91,988
Weighted-average effect of dilutive securities:
Stock Options	719	918
RSUs	2,083	958
PRSUs	118	55
2026 Convertible Notes	—	8,403
2030 Convertible Notes	15,957	—
Number of shares used in diluted calculation	111,915	102,322
Diluted net income per share attributable to common stockholders	$0.15	$0.39
We calculate the potential dilutive effect of the convertible senior notes under the if-converted method. Under this method, diluted earnings per share are determined by assuming that outstanding convertible senior notes were converted into shares of our common stock at the beginning of the reporting period.
In connection with the issuance of the convertible senior notes, we entered into the capped call transactions, which were not included for purpose of calculating number of diluted shares outstanding, as their effect would have been anti-dilutive. The capped call transactions are expected to partially offset the potential dilution to our common stock upon any conversion of the convertible senior notes.
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended
	March 31,
(In thousands)	2026	2025
RSUs	21	488
2026 Convertible Notes	1,750	—
Total	1,771	488

Note 11. Income Taxes
The computation of the provision for, or benefit from, income taxes for an interim period is determined using an estimated annual effective tax rate, adjusted for discrete items, if any. Each quarter, the Company updates the estimated annual effective tax rate and records a year-to-date adjustment to the tax provision, as necessary.
For the three months ended March 31, 2026, the Company recorded tax expense of $8,725. The effective tax rate for the three months ended March 31, 2026 was 35.6%. The effective tax rate differs from the statutory rate primarily due to the mix of income in the foreign jurisdictions in which the Company conducts business, 162(m) limitation and excess tax benefits from stock-based compensation.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company adopted the provisions related to the international tax framework that became effective in 2026 during the three months ended March 31, 2026. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

Note 12. Segment and Geographical Information
Segment Information
The Company’s chief operating decision maker (“CODM”) is the CEO. The CODM assesses performance on a monthly basis by reviewing consolidated results against the annual operating plan and ongoing forecasts. Accordingly, the Company has one operating and reporting segment.
The measure of segment profitability used by the CODM is net income, as reported in the condensed consolidated statements of operations. The significant segment expenses reviewed by the CODM on a consolidated basis include cost of revenue, research and development, sales and marketing, and general and administrative as reported in the condensed consolidated statements of operations on a consolidated basis. Other segment expense categories include other (expense) income, net and income tax expense as reported in the condensed consolidated statements of operations. Refer to Note 3. Revenue, for revenue by geography.

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
Long-lived assets include property and equipment, net and operating lease right-of-use assets, net. The geographic locations of the Company’s long-lived assets, net, based on physical location of the assets, are as follows:

	March 31, 2026	December 31, 2025
United States	$848,038	$610,135
Netherlands	63,342	70,829
Germany	46,108	50,953
Singapore	41,754	46,585
Canada	38,031	33,058
Other	45,088	48,388
Total	$1,082,361	$859,948
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be considered together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025. This discussion, particularly information with respect to our outlook, key trends and uncertainties, our plans and strategy for our business, and our performance and future success, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Actual results could differ materially from those discussed below.
Overview
DigitalOcean is an AI-Native Cloud, purpose-built for inference and agentic workloads that brings infrastructure, core cloud services, inference, data, and agents together in one integrated stack that is open throughout, giving builders the best of the AI ecosystem in one place. The platform combines production-ready GPU infrastructure, a full-stack cloud, model-first inference workflows, and an agentic experience layer to reduce operational complexity and accelerate time to production. Our customers include growing technology companies across numerous industry verticals ranging from online gaming to fintech to cybersecurity, among many others, and leverage our platform for a wide variety of use cases, such as building and hosting websites, developing new web and mobile applications, integrating AI into their businesses, and building AI products and applications, among many others. We believe that being simple, scalable and approachable, while offering a comprehensive range of integrated cloud and AI products, are our key differentiators, driving a broad range of customers around the world whose needs are not being fully met by larger cloud providers to build and grow their businesses on our platform.
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
Our total customer count is represented by the number of Digital Native Enterprise (“DNE”) Customers, which are users that spend more than $500 in a month. We further disaggregate our DNE customers into the following categories - $100K+ Customers, $500K+ Customers and $1M+ Customers. See further discussion in “Digital Native Enterprise Customers” below.
Growing our DNE Customers is a critical focus for us, and we have successfully increased the number of these customers and their percentage of our total revenue. Revenue from our DNE Customers as a percentage of total revenue was 64% in the three months ended March 31, 2026, up from approximately 57% in the three months ended March 31, 2025. As of March 31, 2026, we had approximately 22,000 DNE Customers using our platform to build, deploy and scale applications. The number of DNE Customers increased from approximately 20,000 as of March 31, 2025 to 22,000 as of March 31, 2026.
We had no material customer concentration as our top 25 customers made up approximately 16% and 9% of our revenue in the three months ended March 31, 2026 and 2025, respectively.
Our annual run-rate revenue (“ARR”) as of March 31, 2026 was $1,032 million, up from $843 million as of March 31, 2025. Our AI Customer ARR as of March 31, 2026 was $170 million, up from $53 million as of March 31, 2025. See further discussion in “ARR and AI Customer ARR” below.
We have a highly efficient self-service customer acquisition model, which we complement with a sales force focused on inside sales, targeted outside sales and partnership opportunities to drive revenue growth. The efficiency of our go-to-market model and our focus on the needs of growing technology enterprises have enabled us to drive organic growth and establish a truly global customer base across a broad range of industries. For the three months ended March 31, 2026 and 2025, our sales and marketing expense was approximately 8% of our revenue.
Our customers are spread across approximately 190 countries and around two-thirds of our revenue has historically come from customers located outside the United States. For the three months ended March 31, 2026, 44% of our revenue was generated from North America, 24% from Europe, 22% from Asia and 10% from the rest of the world.
Key Factors Affecting Our Performance
Increasing Usage by Our Existing Customers
Our existing customer base represents a significant opportunity for further sales expansion through increased usage of our platform and adoption of additional product offerings. We are highly focused on gaining a better understanding of the needs and growth plans of our existing customers, increasing our feature velocity and shaping our product roadmap around the needs of DNE Customers, and leveraging our account management function to provide more direct coverage of our top spending accounts. This deeper relationship with our customers is helping us to identify opportunities to educate our customer base on ways to utilize the platform more effectively for their individual use cases, as well as provide a feedback loop to inform our product roadmap, in order to build trust with customers and encourage them to run more of their critical cloud workloads on our platform. We closely monitor our net dollar retention (“NDR”), which reflects our ability to retain and grow revenue from our existing customers. NDR increased from 100% during the three months ended March 31, 2025 to 101% during the three months ended March 31, 2026 driven by improved net expansion. We expect to increase our revenue in the future from existing customers through the introduction of new products and features tailored to our DNE Customers through expanded customer outreach, and targeted services to support our customers in migrating additional workloads from other cloud providers to DigitalOcean.
Growing Our Base of AI-Native and Cloud-Native DNE Customers
We believe there is a substantial opportunity to further expand our customer base. We are investing in strategies that we believe will drive adoption by new AI-Native and Cloud-Native DNE Customers, a dedicated AI sales team with deep AI expertise to help prospective customers understand our offerings and the process to onboard onto our platform, marketing initiatives that further optimize our self-service revenue funnel to identify potential DNE Customers, enhanced research and development to build our product roadmap around the needs of DNE Customers, and the expansion of our migration services team to support additional migrations to our platform from other cloud providers.
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
Driving Increased Adoption Through Our Community Ecosystem
We attract a large number of developers to our website and platform, and we are committed to supporting and expanding this community of innovators and technologists by continuing to produce high-quality educational content and hosting developer-focused programs and events around the world. Supporting and educating the developer community is not only one of our values, but it also fosters brand loyalty, expands our customer base and drives increased adoption of our products.
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

	Three Months Ended March 31,
	2026	2025
Digital Native Enterprise Customers(1)	21,577	19,580
$100K+ Customers(1)	626	558
$500K+ Customers(1)	97	63
$1M+ Customers(1)	41	23
ARR (in millions)	$1,032	$843
AI Customer ARR (in millions)	$170	$53
Net dollar retention rate	101%	100%
___________
(1)Customer count. Beginning in the fourth quarter of 2025, we redefined our total customer count, customer categories naming and disaggregation, and excluded the number of customers using certain legacy Bare Metal CPU offerings. Prior periods have been recast to reflect the effects of such changes.
Digital Native Enterprise Customers
We refer to customers spending more than $500 in a given month collectively as our Digital Native Enterprise (“DNE”) Customers. We believe the total number of our DNE Customers is an important indicator of the growth of our business and future revenue opportunity, and the trends relating to our $100K+ Customers, $500K+ Customers and $1M+ Customers are of particular importance to us as these customers comprise a significant majority of our revenue and revenue growth, and are representative of the Cloud-Native and AI-Native DNEs that have scaled on our platform.
We calculate customer count as the average number of customers as of the last day of the month for each month in the most recent quarter. Customers are classified in the following categories based on the amount of their spend in a given month and individual customers may fall within different categories within a reporting period (customer spend in a month in whole dollars):
•DNE Customers: users that spend more than $500 in a month.
•$100K+ Customers: users that spend more than $8,333 in a month.
•$500K+ Customers: users that spend more than $41,667 in a month.
•$1M+ Customers: users that spend more than $83,333 in a month.
ARR and AI Customer ARR
Given the recurring nature of our business, we view annual run-rate revenue as an important indicator of our current progress towards meeting our revenue targets and projected growth rate going forward. We calculate ARR by multiplying total revenue for the most recent quarter by four.
We view AI Customer ARR as an important indicator of our growth in customers using AI-related products across our AI-Native Cloud and a key driver of our revenue targets and projected growth rate going forward.
We calculate AI Customer ARR by multiplying total AI Customer Revenue for the most recent quarter by four. AI Customer Revenue is defined as the total revenue generated from customers who utilize one or more of our AI/ML offerings, inclusive of their revenue from our IaaS and PaaS/SaaS offerings during the period.
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
Other (Expense) Income, net
Other (expense) income, net consists primarily of loss on extinguishment of our Term Loan Facility, cash interest expense on our Term Loan Facility, credit facilities, finance leases and equipment financing obligations, amortization of debt issuance costs, interest income on our money market funds, and gains or losses on foreign currency exchange.
Income Tax Expense
Income tax expense consists primarily of income taxes in foreign jurisdictions and U.S. federal and state income taxes.
Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended
	March 31,
	2026	2025

	(in thousands)
Revenue	$257,905	$210,703
Cost of revenue(1)	113,195	81,259
Gross profit	144,710	129,444
Operating expenses:
Research and development(1)	48,830	39,594
Sales and marketing(1)	21,669	19,401
General and administrative	37,640	32,807
Total operating expenses	108,139	91,802

Operating income	36,571	37,642
Other (expense) income, net	(12,075)	3,738
Income before income taxes	24,496	41,380
Income tax expense	(8,725)	(3,176)
Net income attributable to common stockholders	$15,771	$38,204
___________________
(1) Includes stock-based compensation as follows:

	Three Months Ended
	March 31,
	2026	2025
	(in thousands)
Cost of revenue	$1,424	$1,395
Research and development	10,358	8,269
Sales and marketing	2,767	2,546
General and administrative	7,958	7,222
Total stock-based compensation	$22,507	$19,432

The following table sets forth our results of operations as a percentage of revenue for the periods presented:

	Three Months Ended
	March 31,
	2026	2025
Revenue	100%	100%
Cost of revenue	44	39
Gross profit	56	61
Operating expenses:
Research and development	19	19
Sales and marketing	8	9
General and administrative	15	16
Total operating expenses(1)	42	44

Operating income(1)	14	18
Other (expense) income, net	(5)	2
Income before income taxes(1)	9	20
Income tax expense	(3)	(2)
Net income attributable to common stockholders(1)	6%	18%
__________________
(1) May not foot due to rounding.
Comparison of the Three Months Ended March 31, 2026 and 2025
Revenue

	Three Months Ended March 31,
	2026	2025	$ Change	% Change

	(in thousands)
Revenue	$257,905	$210,703	$47,202	22%
Revenue increased $47.2 million, or 22%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was driven by a 35% increase in revenue from our DNE Customers primarily attributable to the addition of new customers and the continued adoption of our products by our existing customers leading to higher average usage on our platform.
Cost of Revenue

	Three Months Ended March 31,
	2026	2025	$ Change	% Change

	(in thousands)
Cost of revenue	$113,195	$81,259	$31,936	39%
Cost of revenue increased for the three months ended March 31, 2026 compared to 2025 primarily due to data center expansions which drove increases of $15.6 million in depreciation and amortization related to data center infrastructure additions, $9.0 million in co-location costs, $3.6 million in ancillary equipment costs and $3.7 million in other costs, net. Gross profit decreased to 56% for the three months ended March 31, 2026 from 61% for the three months ended March 31, 2025. The decline in gross margin resulted from incurrence of costs for data center expansions in advance of the ramp in revenue from new data centers.

Operating Expenses

	Three Months Ended March 31,
	2026	2025	$ Change	% Change

	(in thousands)
Research and development	$48,830	$39,594	$9,236	23%
Sales and marketing	21,669	19,401	2,268	12%
General and administrative	37,640	32,807	4,833	15%
Total operating expenses	$108,139	$91,802	$16,337	18%
Research and development expenses increased for the three months ended March 31, 2026 compared to 2025 due to an increase of $9.2 million in personnel costs driven by higher headcount and annual merit-based salary raises.
Sales and marketing expenses increased for the three months ended March 31, 2026 compared to 2025 due to an increase of $1.9 million in personnel costs driven by higher headcount and annual merit-based salary raises, and an increase of $0.3 million in other costs, net.
General and administrative expenses increased for the three months ended March 31, 2026 compared to 2025 due to increases of $3.2 million in professional services costs and $1.6 million in personnel costs driven by higher headcount and annual merit-based salary raises.
Other (Expense) Income, net

	Three Months Ended March 31,
	2026	2025	$ Change	% Change

	(in thousands)
Other (expense) income, net	$(12,075)	$3,738	$(15,813)	(423%)
Other expense, net was $12.1 million for the three months ended March 31, 2026, compared to other income, net of $3.7 million for the three months ended March 31, 2025. The change is primarily due to an $8.3 million increase in interest expense mostly driven by interest on our Term Loan Facility and equipment financing arrangements, a $4.1 million increase in unrealized losses related to foreign currency fluctuations from our operations, a $2.7 million loss incurred on extinguishment of our Term Loan Facility, and a $0.8 million decrease in interest income resulting from lower average interest rates.
Income Tax Expense

	Three Months Ended March 31,
	2026	2025	$ Change	% Change

	(in thousands)
Income tax expense	$8,725	$3,176	$5,549	175%
Income tax expense increased $5.5 million, or 175%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The Company’s current quarter provision reflects a normalized statutory rate applied to our pre-tax income, plus permanent items, whereas the prior period provision was characterized by a much lower effective tax rate due to the valuation allowance.

Liquidity and Capital Resources
We have funded our operations since inception primarily with cash flow generated by operations, offerings of our equity and debt securities, borrowings under our credit facilities, equipment financing arrangements and finance leases. Cash provided from these sources is used primarily for operating expenses, such as personnel and co-location costs, and capital expenditures, including our investments in AI/ML and other core product offerings. From time to time, we may also use excess cash and/or debt for share repurchases and investments in marketable securities and cash equivalents.
In February 2026, we borrowed an additional $120.0 million under our Term Loan Facility.
In March 2026, we completed a public equity offering in which we issued and sold 11,948,052 shares of common stock, inclusive of the exercised over-allotment option, at a public offering price of $77.00 per share (“2026 Follow-on

Offering”). We received net proceeds of $887.9 million after deducting underwriting discounts and commissions of $31.1 million and other issuance costs of $1.1 million paid and payable.
We used the proceeds from our 2026 Follow-on Offering to repay $500.0 million of principal outstanding of our Term Loan Facility. For further information refer to Note 6. Debt in our condensed consolidated financial statements.
As of March 31, 2026, we had $937.3 million aggregate principal amount outstanding under our 2030 Convertible Notes and 2026 Convertible Notes, with $300.0 million of borrowing capacity available under our Revolving Facility. As of March 31, 2026, the circumstances allowing holders to convert the 2030 Convertible Notes were met (see Note 6. Debt).
As of March 31, 2026, we had $312.3 million of our 2026 Convertible Notes maturing within the next 12 months. We plan to repurchase, repay, acquire or otherwise settle the remaining outstanding principal of our 2026 Convertible Notes by drawing on the remaining capacity under our Revolving Facility, in whole or in part, and using cash on hand or generated from our operations.
On May 4, 2026, the Company entered into an amendment to our Credit Agreement (the "First Amendment"). The First Amendment amends the Credit Agreement to, among other modifications, (i) provide for a $112.5 million increase in the Revolving Facility thereunder, (ii) provide for a $50.0 million increase in the letter of credit sublimit thereunder and (iii) amend the definition of “Indebtedness” therein to provide that capitalized leases shall be deemed to be an amount equal to 25% of the capitalized amount thereof.
We believe our existing cash and cash equivalents, cash flow from operations and availability under our Revolving Facility will be sufficient to support our requirements for working capital and capital expenditures, outstanding contractual commitments, debt and finance lease liabilities and equipment financing obligations for at least the next 12 months and in the long term.
We have historically repurchased our common stock pursuant to repurchase programs approved by our Board of Directors. In August 2025, we adopted the 2025 Share Buyback Program which authorizes the repurchase of up to $100.0 million of our common stock. The 2025 Share Buyback Program will expire on July 31, 2027. No shares have been repurchased during the three months ended March 31, 2026.
As of March 31, 2026, the Company had $668.4 million of estimated undiscounted fixed payment obligations, mostly related to leases of co-location space at data center facilities, that have not yet commenced and were not included on the condensed consolidated balance sheets. These leases are expected to commence between April 2026 and May 2027, and have a weighted-average lease term of 9.8 years.
Subsequent to March 31, 2026, the Company entered into leases primarily for co-location space at data center facilities with total estimated undiscounted payments of $1,273.1 million. These leases are expected to commence between April 2026 and June 2027, and have a weighted-average lease term of 11.0 years.
As of March 31, 2026, we had $741.4 million in cash and cash equivalents. Our cash and cash equivalents primarily consist of cash and money market funds.
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
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(In thousands)	2026	2025
Net cash provided by operating activities	$46,921	$64,090
Net cash used in investing activities	(60,581)	(64,975)
Net cash provided by (used in) financing activities	500,617	(67,179)
Increase (decrease) in cash, cash equivalents and restricted cash	486,887	(68,025)

Operating Activities
Our largest source of operating cash is cash collections from sales to our customers. Our primary uses of cash from operating activities are for personnel costs, data center co-location costs, payment processing fees, bandwidth and connectivity, server maintenance, software licensing fees, and taxes.
Net cash provided by operating activities was $46.9 million and $64.1 million for the three months ended March 31, 2026 and 2025, respectively. The change was primarily driven by higher co-location costs resulting from data center expansions, higher personnel costs due to increased headcount and annual merit-based salary raises, partially offset by increased cash collections from higher revenues.
Investing Activities
Net cash used in investing activities was $60.6 million and $65.0 million for the three months ended March 31, 2026 and 2025, respectively. The change was primarily driven by $19.3 million decrease in cash payments for capital expenditures, partially offset by an increase of $11.8 million in cash payments for the acquisition of equipment under financing arrangements (for which we received an equivalent amount of proceeds discussed below in “Financing Activities”), and a $4.0 million payment for acquisition of an AI-related business.
Financing Activities
Net cash provided by financing activities was $500.6 million for the three months ended March 31, 2026, compared to net cash used in financing activities of $67.2 million for the three months ended March 31, 2025. The change was primarily driven by proceeds of $888.8 million from our equity follow-on offering, $120.0 million drawdown on our Term Loan Facility and $11.8 million from equipment financing arrangements, partially offset by a $500.0 million repayment of our Term Loan Facility, $11.1 million payments of employee payroll taxes related to net share settlement of equity awards and $9.9 million of principal repayments for finance leases and financing arrangements for data center equipment.
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations and commitments as compared to those disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 other than that disclosed under Note 6. Debt and Note 7. Commitments and Contingencies, in our condensed consolidated financial statements.
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
There have been no material changes to our critical accounting policies as compared to those disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Recently Issued and Adopted Accounting Pronouncements
For information on recently issued and adopted accounting pronouncements see Note 2. Summary of Significant Accounting Policies, in our notes to condensed consolidated financial statements included in Part I, Item 1. “Financial Statements and Supplementary Data” included in this Form 10-Q.
Non‑GAAP Financial Measures
To supplement our consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States, or GAAP, we provide investors with non-GAAP financial measures including: (i) adjusted operating income and adjusted operating income margin, (ii) adjusted EBITDA and adjusted EBITDA margin and (iii) non-GAAP net income and non-GAAP diluted net income per share. These measures are presented for supplemental informational purposes only, have limitations as analytical tools and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP.
Adjusted operating income is a new non-GAAP financial measure used for the first time in this Form 10-Q. We are introducing this new non-GAAP financial measure because we believe that adjusted operating income margin and adjusted EBITDA, when taken together with our GAAP financial results, provide meaningful supplemental information regarding our operating performance (including our long-term performance in the case of adjusted operating income) and facilitate internal comparisons of our historical operating performance on a more consistent basis by excluding certain items that may not be indicative of our business, results of operations or outlook. In particular, we believe that the use of adjusted operating income and adjusted EBITDA is helpful to our investors as they are measures used by management in assessing the health of our business, evaluating our operating performance, and for internal planning and forecasting purposes.
We believe non-GAAP net income and non-GAAP diluted net income per share provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this metric generally eliminates the effects of unusual or non-recurring items from period to period for reasons unrelated to overall operating performance.
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
Adjusted Operating Income and Adjusted Operating Income Margin
We define adjusted operating income as operating income, adjusted to exclude stock-based compensation, amortization of acquired intangible assets, acquisition related compensation, acquisition and integration related costs, restructuring and other charges, restructuring related charges, impairment of certain long-lived assets and other charges. We define adjusted operating income margin as adjusted operating income as a percentage of revenue.
The following table presents a reconciliation of operating income, the most directly comparable financial measure stated in accordance with GAAP, to adjusted operating income for each of the periods presented:

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Operating income	$36,571	$37,642

Adjustments:
Stock-based compensation	22,507	19,432
Amortization of acquired intangible assets	4,938	5,197
Adjusted operating income	$64,016	$62,271
As a percentage of revenue:
Operating income margin	14%	18%
Adjusted operating income margin	25%	30%
Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as net income attributable to common stockholders, adjusted to exclude depreciation and amortization, stock-based compensation, interest expense, acquisition related compensation, acquisition and integration related costs, income tax expense (benefit), restructuring and other charges, restructuring related charges, impairment of certain long-lived assets, interest income and other income, net, (gain) loss on extinguishment of debt, net, and other charges. We define adjusted EBITDA margin as adjusted EBITDA as a percentage of revenue.

The following table presents a reconciliation of net income attributable to common stockholders, the most directly comparable financial measure stated in accordance with GAAP, to adjusted EBITDA for each of the periods presented:

	Three Months Ended
	March 31,
(In thousands)	2026	2025
GAAP Net income attributable to common stockholders	$15,771	$38,204

Adjustments:
Depreciation and amortization	45,475	29,210
Stock-based compensation	22,507	19,432
Interest expense	10,553	2,208
Income tax expense	8,725	3,176
Loss on extinguishment of debt	2,700	—
Interest income and other income, net(1)	(1,178)	(5,946)
Adjusted EBITDA	$104,553	$86,284
As a percentage of revenue:
Net income margin	6%	18%
Adjusted EBITDA margin	41%	41%
___________________
(1)For the three months ended March 31, 2026 and 2025, primarily consists of interest income from our cash and cash equivalents.
Non-GAAP Net Income and Non-GAAP Diluted Net Income Per Share
We define non-GAAP net income as net income attributable to common stockholders, excluding stock-based compensation, acquisition related compensation, amortization of acquired intangibles, acquisition and integration related costs, restructuring and other charges, restructuring related charges, impairment of certain long-lived assets, (gain) loss on extinguishment of debt, net, and other charges. In addition to these exclusions, we subtract an assumed non-GAAP provision for income taxes to calculate non-GAAP net income that excludes the current period income tax benefit (expense). We utilize a fixed long-term projected tax rate in our computation of the non-GAAP income tax provision in order to provide better consistency across reporting periods. We define non-GAAP diluted net income per share as non-GAAP net income divided by the weighted-average diluted shares outstanding, which includes the potentially dilutive effect of our stock options, RSUs, PRSUs, and Convertible Notes and, beginning in the first quarter of 2026, excludes the in-the-money portion of our 2030 Convertible Notes as they are covered by our capped call transactions, which are expected to mitigate the dilutive effect of our 2030 Convertible Notes.
The following table presents a reconciliation of net income attributable to common stockholders, the most directly comparable financial measure stated in accordance with GAAP, to non-GAAP net income for each of the periods presented:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2026	2025
GAAP Net income attributable to common stockholders	$15,771	$38,204
Stock-based compensation	22,507	19,432
Amortization of acquired intangible assets	4,938	5,197
Loss on extinguishment of debt(1)	2,700	—
Non-GAAP income tax adjustment(2)	(17)	(7,384)
Non-GAAP Net income	$45,899	$55,449

Non-cash charges related to convertible notes(3)	$1,072	$1,594
Non-GAAP Net income used to compute net income per share, diluted	$46,971	$57,043

GAAP Net income per share attributable to common stockholders, diluted(6)	$0.15	$0.39
Stock-based compensation	0.21	0.19
Amortization of acquired intangible assets	0.05	0.05
Loss on extinguishment of debt(1)	0.03	—
Non-cash charges related to convertible notes(3)	0.01	0.02
Non-GAAP income tax adjustment(2)	(0.01)	(0.08)
Non-GAAP Net income per share, diluted(4)	$0.44	$0.56

GAAP Weighted-average shares used to compute net income per share, diluted	111,915	102,322
Add: Weighted-average dilutive effect of potentially dilutive securities	1,750	—
Less: Anti-dilutive impact of capped call transaction(5)	(6,044)	—
Non-GAAP Weighted-average shares used to compute net income per share, diluted(6)	107,621	102,322
______________
(1)For the three months ended March 31, 2026, excludes tax impact which is presented in Non-GAAP income tax adjustment.
(2)For the periods in fiscal year 2026 and 2025, we used a tax rate of 16%, which we believe is a reasonable estimate of our long-term effective tax rate applicable to non-GAAP pre-tax income for each respective year.
(3)Consists of non-cash interest expense for amortization of debt issuance costs related to our Convertible Notes.
(4)May not foot due to rounding.
(5)Excludes the in-the-money portion of our 2030 Convertible Notes for non-GAAP weighted-average diluted shares as they are covered by our capped call transactions. Our outstanding capped call transactions are antidilutive under GAAP, but are expected to mitigate the dilutive effect of our 2030 Convertible Notes, and therefore are included in the calculation of non-GAAP diluted shares outstanding. The capped calls have an antidilutive impact when the average stock price of our common stock in a given period is higher than their exercise price.
(6)Includes 15,957 of potentially dilutive securities related to our 2030 Convertible Notes as if the entire principal amount outstanding were converted into shares for the three months ended March 31, 2026. Includes 8,403 of potentially dilutive securities related to our 2026 Convertible Notes as if the entire principal amount outstanding were converted into shares for the three months ended March 31, 2025. The Company has the election of settling any conversion in cash, shares of our common stock, or a combination of both. For further information refer to Note 10. Net Income per Share Attributable to Common Stockholders in our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2026. Based on such evaluation, our CEO and CFO concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with management’s evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
Please refer to Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 for a description of certain significant risks and uncertainties to which our business, financial condition and results of operations are subject. There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
None.
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
As of March 31, 2026, $100 million remained available for future repurchases under the 2025 Share Buyback Program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Arrangements
None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of DigitalOcean Holdings, Inc.	10-K	001-40252	3.1	2/24/2026
3.2	Amended and Restated Bylaws of DigitalOcean Holdings, Inc.	10-Q	001-40252	3.1	11/2/2023
31.1	Certification of Padmanabhan Srinivasan, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of W. Matthew Steinfort, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
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

DigitalOcean Holdings, Inc.

Date:	May 5, 2026	By:	/s/ Padmanabhan Srinivasan
Padmanabhan Srinivasan
Chief Executive Officer
(Principal Executive Officer)

Date:	May 5, 2026	By:	/s/ W. Matthew Steinfort
W. Matthew Steinfort
Chief Financial Officer
(Principal Financial Officer)