Form 10-Q
period 2026-06-30
DigitalOcean Holdings, Inc.
filed 2026-08-04
CIK 1582961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2026
OR
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
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 30, 2026, there were 117,579,550 shares of the registrant’s common stock, with a par value of $0.000025 per share, outstanding.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	June 30, 2026	December 31, 2025
Current assets:
Cash and cash equivalents	$767,026	$254,475
Accounts receivable, less allowance for credit losses of $6,812 and $6,374, respectively	115,000	90,908
Prepaid expenses and other current assets	135,584	81,598
Total current assets	1,017,610	426,981
Property and equipment, net	1,049,332	589,094
Restricted cash	156	158
Goodwill	350,651	348,674
Intangible assets, net	93,373	99,504
Operating lease right-of-use assets, net	505,697	270,854
Deferred tax assets	93,991	90,310
Other assets	12,243	12,130
Total assets	$3,123,053	$1,837,705

Current liabilities:
Accounts payable	$10,387	$38,836
Accrued other expenses	70,883	42,679
Deferred revenue	53,039	5,882
Debt, current	311,654	325,109
Operating lease liabilities, current	126,233	108,037
Finance lease liabilities and equipment financing obligations, current	129,777	31,411
Other current liabilities	74,139	67,510
Total current liabilities	776,112	619,464
Deferred tax liabilities	3,952	4,092
Debt, long-term	609,399	970,653
Operating lease liabilities, long-term	352,854	166,895
Finance lease liabilities and equipment financing obligations, long-term	447,943	99,103
Other non-current liabilities	2,062	6,188
Total liabilities	2,192,322	1,866,395
Commitments and contingencies (Note 9)

Preferred stock ($0.000025 par value per share; 10,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025)	—	—
Common stock ($0.000025 par value per share; 750,000,000 shares authorized; 105,002,427 and 91,947,614 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	2	2
Additional paid-in capital	925,014	16,005
Accumulated other comprehensive loss	(1,756)	(960)
Retained earnings (Accumulated deficit)	7,471	(43,737)
Total stockholders’ equity (deficit)	930,731	(28,690)
Total liabilities and stockholders’ equity	$3,123,053	$1,837,705
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue	$281,184	$218,700	$539,089	$429,403
Cost of revenue	126,522	87,755	239,717	169,014
Gross profit	154,662	130,945	299,372	260,389
Operating expenses:
Research and development	57,515	39,644	106,345	79,238
Sales and marketing	22,568	19,288	44,237	38,689
General and administrative	45,208	36,394	82,848	69,201
Total operating expenses	125,291	95,326	233,430	187,128

Operating income	29,371	35,619	65,942	73,261

Other (expense) income:
Interest expense	(7,463)	(2,239)	(18,016)	(4,447)
Loss on extinguishment of debt, net	—	(269)	(2,700)	(269)
Interest income and other income, net	5,234	9,337	6,412	15,283
Other (expense) income, net	(2,229)	6,829	(14,304)	10,567

Income before income taxes	27,142	42,448	51,638	83,828
Income tax benefit (expense)	8,295	(5,421)	(430)	(8,597)
Net income attributable to common stockholders	$35,437	$37,027	$51,208	$75,231
Net income per share attributable to common stockholders
Basic	$0.34	$0.41	$0.52	$0.82
Diluted	$0.29	$0.39	$0.45	$0.77
Weighted-average shares used to compute net income per share attributable to common stockholders
Basic	104,611	91,097	98,856	91,538
Diluted	126,548	100,617	118,708	101,521
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income attributable to common stockholders	$35,437	$37,027	$51,208	$75,231
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of taxes	(179)	606	(796)	906
Other comprehensive (loss) income	(179)	606	(796)	906
Comprehensive income	$35,258	$37,633	$50,412	$76,137
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at March 31, 2026	104,322,694	$2	$916,917	$(1,577)	$(27,966)	$887,376
Issuance of common stock under equity incentive plan, net of taxes withheld	592,864	—	(27,048)	—	—	(27,048)
Issuance of common stock under employee stock purchase plan, net of taxes withheld	86,869	—	2,494	—	—	2,494
Stock-based compensation	—	—	32,651	—	—	32,651
Other comprehensive loss	—	—	—	(179)	—	(179)
Net income attributable to common stockholders	—	—	—	—	35,437	35,437
Balance at June 30, 2026	105,002,427	$2	$925,014	$(1,756)	$7,471	$930,731

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at March 31, 2025	91,220,227	$2	$10,986	$(1,197)	$(220,538)	$(210,747)
Issuance of common stock under equity incentive plan, net of taxes withheld	481,933	—	(5,971)	—	—	(5,971)
Issuance of common stock under employee stock purchase plan, net of taxes withheld	103,805	—	2,660	—	—	2,660
Repurchase and retirement of common stock including related costs	(691,290)	—	(20,179)	—	—	(20,179)
Stock-based compensation	—	—	21,387	—	—	21,387
Other comprehensive income	—	—	—	606	—	606
Net income attributable to common stockholders	—	—	—	—	37,027	37,027
Balance at June 30, 2025	91,114,675	$2	$8,883	$(591)	$(183,511)	$(175,217)
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2025	91,947,614	$2	$16,005	$(960)	$(43,737)	$(28,690)
Issuance of common stock under equity incentive plan, net of taxes withheld	1,019,892	—	(37,335)	—	—	(37,335)
Issuance of common stock under employee stock purchase plan, net of taxes withheld	86,869	—	2,494	—	—	2,494
Issuance of common stock in connection with follow-on public offering, net of underwriter discounts and issuance costs	11,948,052	—	887,888	—	—	887,888
Stock-based compensation	—	—	55,962	—	—	55,962
Other comprehensive loss	—	—	—	(796)	—	(796)
Net income attributable to common stockholders	—	—	—	—	51,208	51,208
Balance at June 30, 2026	105,002,427	$2	$925,014	$(1,756)	$7,471	$930,731

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2024	92,234,517	$2	$57,282	$(1,497)	$(258,742)	$(202,955)
Issuance of common stock under equity incentive plan, net of taxes withheld	1,031,897	—	(12,841)	—	—	(12,841)
Issuance of common stock under employee stock purchase plan, net of taxes withheld	103,805	—	2,660	—	—	2,660
Repurchase and retirement of common stock including related costs	(2,255,544)	—	(79,606)	—	—	(79,606)
Stock-based compensation	—	—	41,388	—	—	41,388
Other comprehensive income	—	—	—	906	—	906
Net income attributable to common stockholders	—	—	—	—	75,231	75,231
Balance at June 30, 2025	91,114,675	$2	$8,883	$(591)	$(183,511)	$(175,217)

See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net income attributable to common stockholders	$51,208	$75,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,629	61,975
Stock-based compensation	55,231	40,513
Provision for expected credit losses	8,078	8,607
Loss on extinguishment of debt	2,700	269
Operating lease right-of-use assets and liabilities, net	(30,810)	(13,816)
Non-cash interest expense	2,960	4,005
Other	3,476	(7,853)
Changes in operating assets and liabilities:
Accounts receivable	(32,230)	(17,064)
Prepaid expenses and other current assets	(53,906)	1,201
Accounts payable and accrued expenses	6,536	(3,029)
Deferred revenue	47,157	5,867
Other assets and liabilities	(140)	631
Net cash provided by operating activities	156,889	156,537

Investing activities
Capital expenditures - property and equipment	(81,576)	(95,160)
Capital expenditures - internal-use software	(11,785)	(3,412)
Acquisition of equipment under financing arrangements	(51,544)	—
Purchase of intangible assets	(754)	(1,835)
Cash paid for acquisition of businesses, net of cash acquired	(4,042)	—
Net cash used in investing activities	(149,701)	(100,407)

Financing activities
Proceeds from follow-on public offering, net of underwriting discounts and issuance costs	887,888	—
Principal repayment of Term Loan Facility	(500,000)	—
Proceeds from drawdown of Term Loan Facility	120,000	—
Payment of debt issuance costs	—	(4,081)
Proceeds related to issuance of common stock under equity incentive plan	3,558	2,771
Proceeds from issuance of common stock under employee stock purchase plan	2,494	2,660
Employee payroll taxes paid related to net settlement of equity awards	(38,406)	(16,294)
Proceeds from financing arrangements	51,544	—
Principal repayments of finance leases and financing arrangements	(21,651)	(2,733)
Repurchase and retirement of common stock including related costs	—	(79,199)
Net cash provided by (used in) financing activities	505,427	(96,876)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(66)	45
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Increase (decrease) in cash, cash equivalents and restricted cash	512,549	(40,701)
Cash, cash equivalents and restricted cash - beginning of period	254,633	430,193
Cash, cash equivalents and restricted cash - end of period	$767,182	$389,492

Supplemental disclosures of cash flow information:
Cash paid for interest	$14,349	$249
Cash paid for taxes, net of refunds	2,524	5,757
Operating cash flows paid for operating leases	77,925	72,310
Non-cash investing and financing activities:
Capitalized stock-based compensation	$2,021	$875
Property and equipment received but not yet paid, included in accounts payable and accrued other expenses	20,434	32,038
Operating right-of-use assets obtained in exchange for operating lease liabilities	273,823	123,637
Finance right-of-use assets obtained in exchange for finance lease liabilities	414,902	636
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Note 1. Nature of Business
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include accounts of the Company and all wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of June 30, 2026, results of operations for the three and six months ended June 30, 2026 and 2025, cash flows for the six months ended June 30, 2026 and 2025, and stockholders' equity (deficit) for the three and six months ended June 30, 2026 and 2025.
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

Restricted Cash
The following table reconciles cash, cash equivalents and restricted cash per the condensed consolidated statements of cash flows:

	June 30,
	2026	2025
Cash and cash equivalents	$767,026	$387,745
Restricted cash(1)	156	1,747
Total cash, cash equivalents and restricted cash	$767,182	$389,492
___________________
(1) Restricted cash as of June 30, 2026 primarily consisted of deposits held with certain government agencies to satisfy local jurisdictional requirements. Restricted cash as of June 30, 2025 consisted of deposits in financial institutions related to a letter of credit used to secure a lease agreement; the funds were released to the Company in September 2025.
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
The following table presents the changes in the allowance for expected credit losses for the period presented:

Amount
Balance as of December 31, 2025	$6,374
Provision for expected credit losses	8,078
Write-offs and other	(7,640)
Balance as of June 30, 2026	$6,812
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
Revenue by customer ARR category, as determined based on the customers’ spend in a given month, was as follows:

	Three Months Ended June 30,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Above $6K and under $100K Customers(1)	$88,387	31%	$78,922	36%
Above $100K and under $500K Customers(1)	26,079	9%	22,048	10%
Above $500K and under $1M Customers(1)	8,055	3%	7,322	3%
Above $1M Customers(1)	64,720	23%	20,640	9%
Digital Native Enterprise Customers(1)(2)	$187,241	67%	$128,932	59%
Developers and other(1) (3)	93,943	33%	89,768	41%
Total	$281,184	100%	$218,700	100%

	Six Months Ended June 30,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Above $6K and under $100K Customers(1)	$174,289	32%	$155,126	36%
Above $100K and under $500K Customers(1)	50,641	9%	44,118	10%
Above $500K and under $1M Customers(1)	16,466	3%	14,254	3%
Above $1M Customers(1)	110,397	20%	36,998	9%
Digital Native Enterprise Customers(1)(2)	$351,793	65%	$250,496	58%
Developers and other(1) (3)	187,296	35%	178,907	42%
Total	$539,089	100%	$429,403	100%
___________________________
(1) Beginning in the fourth quarter of 2025, the Company revised its customer category naming and classification. Prior periods have been recast to reflect the effects of these changes.
(2) May not foot due to rounding.
(3) Beginning in the fourth quarter of 2025, Developers and other include revenue from users that spend less than or equal to $500 in a given month, revenue from certain legacy Bare Metal CPU offerings, miscellaneous revenue and other reserve adjustments. Prior periods have been recast to reflect the effect of this change.
Geographical Information
Revenue, as determined based on the Company’s customers’ billing address, was as follows:

	Three Months Ended June 30,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue(1)
North America	$130,971	47%	$79,560	37%
Europe	62,029	22%	59,660	27%
Asia	61,937	22%	50,752	23%
Rest of the world	26,247	9%	28,728	13%
Total	$281,184	100%	$218,700	100%

	Six Months Ended June 30,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue(1)
North America	$243,740	46%	$157,497	37%
Europe	124,626	23%	118,135	28%
Asia	119,519	22%	101,768	24%
Rest of the world	51,204	9%	52,003	11%
Total	$539,089	100%	$429,403	100%
___________________________
(1) May not recalculate due to rounding.
Revenue derived from customers in the United States was 41% and 40% of total revenue for the three and six months ended June 30, 2026, respectively, and 31% of total revenue for the three and six months ended June 30, 2025.
Deferred Revenue
Deferred revenue was $53,039 and $5,882 as of June 30, 2026 and December 31, 2025, respectively. Revenue recognized during the three months ended June 30, 2026 and 2025 was $720 and $650, respectively, and $2,720 and $2,885 during the six months ended June 30, 2026 and 2025, respectively, which was included in the deferred revenue balances at the beginning of each respective period. Deferred revenue includes $46,043 of pre-payment obligation held in a third-party escrow account that is included in prepaid expenses and other current assets in the condensed consolidated balance sheets because the Company is contractually eligible to receive the funds as of June 30, 2026. Subsequent to June 30, 2026, the $46,043 pre-payment obligation was released from escrow to the Company.
Remaining Performance Obligations
The Company has performance obligations associated with commitments in customer contracts for future services that have not yet been recognized in the condensed consolidated financial statements. As of June 30, 2026, the aggregate transaction price allocated to the remaining performance obligations, which includes contracts with expected term of one year or less, is $893,828 with a weighted-average life of 3.7 years. As of June 30, 2026, the Company expects to recognize $365,901 of its remaining performance obligations as revenue over the next 12 months, with the remainder recognized thereafter over the remaining life of the contracts.
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

Note 4. Fair Value Measurements
The fair value of the Company’s financial assets measured on a recurring basis was as follows:

	June 30, 2026
	Level I	Total
Cash and cash equivalents:
Cash	$48,854	$48,854
Money market funds	718,172	718,172
Total cash and cash equivalents	$767,026	$767,026

	December 31, 2025
	Level I	Total
Cash and cash equivalents:
Cash	$57,363	$57,363
Money market funds	197,112	197,112
Total cash and cash equivalents	$254,475	$254,475
The Company classifies its highly liquid money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company had no Level 2 or Level 3 financial assets as of June 30, 2026 and December 31, 2025.
Interest income from investments was $6,390, and $3,202 for the three months ended June 30, 2026 and 2025, respectively, and $9,267 and $6,859 for the six months ended June 30, 2026 and 2025, respectively.
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
Note 5. Balance Sheet Details
Property and equipment, net
Property and equipment, net consisted of the following:

	June 30, 2026	December 31, 2025
Servers and related equipment	$1,001,912	$933,576
Equipment under finance leases	424,446	13,316
Equipment under financing obligations	184,951	131,503
Internal-use software	131,234	121,735
Leasehold improvements	496	412
Furniture and fixtures	361	262
Property and equipment, gross	$1,743,400	$1,200,804

Less: accumulated depreciation	$(599,782)	$(524,829)
Less: accumulated amortization	(94,286)	(86,881)
Property and equipment, net	$1,049,332	$589,094
Depreciation expense on property and equipment was $42,217, and $25,589 for the three months ended June 30, 2026 and 2025, respectively, and $79,221, and $47,348 for the six months ended June 30, 2026 and 2025, respectively.
Capitalized costs related to the development of computer software for internal use were $6,200 and $1,688 for the three months ended June 30, 2026 and 2025, respectively, and $9,681 and $4,287 for the six months ended June 30, 2026 and 2025, respectively, which are included in internal-use software costs within property and equipment, net. Amortization expense related to internal-use and purchased software was $3,867, and $2,145 for the three months ended June 30, 2026 and 2025, respectively, and $7,400, and $4,399 for the six months ended June 30, 2026 and 2025, respectively.
Note 6. Debt
Debt, Long-term
The net carrying amount of the Company’s debt consisted of the following:

	Outstanding as of
	June 30, 2026	December 31, 2025
2030 Convertible Notes	$625,000	$625,000
2026 Convertible Notes	312,322	312,322
Term Loan Facility	—	380,000
Total obligations	937,322	1,317,322
Unamortized debt issuance costs	(16,269)	(21,560)
Carrying value of debt	921,053	1,295,762
Less: Debt, current	(311,654)	(325,109)
Debt, long-term	$609,399	$970,653
As of June 30, 2026, the total fair value of the 2030 Convertible Notes was $2,546,106, and the fair value of the 2026 Convertible Notes was $353,745. The fair value was determined based on the closing trading price as of the last day of trading for the period. The Company classifies the fair value to be a Level 2 valuation within the fair value measurement hierarchy due to the limited trading activity.
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

During the three months ended March 31, 2026, the circumstances allowing holders to convert the 2030 Convertible Notes were met since the Company’s last reported sale price per share of the Company’s common stock exceeded 130% of the conversion price of $39.17 for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter. These conditions continued to be satisfied through the three months ended June 30, 2026. Therefore, the 2030 Convertible Notes have been convertible, in whole or in part, at the option of the holders since April 1, 2026 and are convertible until September 30, 2026. Whether the 2030 Convertible Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future.
The Company has the election of settling any conversion of the 2030 Convertible Notes in cash, shares of our common stock, or a combination of both. The Company continues to classify the 2030 Convertible Notes as a long-term liability in its condensed consolidated balance sheets as of June 30, 2026 because the Company has the option to settle the 2030 Convertible Notes in shares and the maturity date exceeds one year from the balance sheet date.
On July 23, 2026, the Company repurchased $471,828 in aggregate principal amount of its 2030 Convertible Notes using the net proceeds from a concurrent registered direct offering of 12,543,915 shares of its common stock at $117.54 per share. Cash on hand was used to pay estimated transaction related fees. Upon completion, the repurchased notes were retired.
2030 Capped Calls
In connection with the pricing and exercise in full by the initial purchasers of their option to purchase additional 2030 Convertible Notes, the Company entered into capped call transactions with one or more financial institutions, including an affiliate of an initial purchaser (“2030 Capped Calls”). The 2030 Capped Calls have an initial strike price of $39.17 per share, which corresponds to the initial conversion price of the 2030 Convertible Notes. The 2030 Capped Calls have an initial cap price of $66.51 per share. At that time, the 2030 Capped Calls were generally expected to reduce the potential dilution to the Company’s common stock upon any conversion of the 2030 Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2030 Convertible Notes, with such reduction and/or offset subject to the cap price. The strike price, cap price and other terms of the 2030 Capped Calls are subject to certain adjustments under the terms of the capped call transactions. As of June 30, 2026, all of the 2030 Capped Calls remain outstanding and expire on August 15, 2030, unless exercised or called prior to that date.
Notwithstanding the partial repurchase of the Company’s 2030 Convertible Notes that closed on July 23, 2026, the Company did not take any actions on the 2030 Capped Calls and they continue to remain outstanding.
2025 Credit Facility
On May 5, 2025, the Company entered into a credit agreement (the “Credit Agreement”) by and among the Company, its wholly owned subsidiary, DigitalOcean, LLC, as borrower (the “Borrower”), with Morgan Stanley Senior Funding, Inc., as administrative agent for a $500,000 senior secured delayed draw term loan facility (“Term Loan Facility”, and any loans thereunder “Term Loans”) and a senior secured revolving credit facility (“Revolving Facility”, and any loans thereunder “Revolving Loans”) which includes a sublimit for the issuance of letters of credit (collectively the “2025 Credit Facility”). On May 4, 2026, the Company entered into an amendment to its Credit Agreement (the "First Amendment"), which, among other modifications, (i) increases the Revolving Facility to $412,500, (ii) increases the letter of credit sublimit to $80,000, and (iii) amends the definition of “Indebtedness” to provide that capitalized leases shall be deemed to be an amount equal to 25% of the capitalized amount. The Term Loan Facility and Revolving Facility mature on May 5, 2030, and are subject to a springing maturity date in the event certain conditions occur as described in the Credit Agreement. Revolving Loans may be borrowed, repaid and reborrowed, until their maturity date. Term Loans may be borrowed until February 5, 2026 and once borrowed and repaid, cannot be reborrowed.
On February 3, 2026, the Company drew down the remaining $120,000 available principal under its Term Loan Facility resulting in a total outstanding principal amount of $500,000. On March 27, 2026, the Company repaid the $500,000 outstanding principal of its Term Loan Facility in cash from the proceeds of its follow-on offering (see Note 10. Stockholders’ Equity) and wrote-off $2,700 of related unamortized issuance cost as loss on extinguishment of debt in other (expense) income, net on the Company’s condensed consolidated statements of operations during the six months ended June 30, 2026.
The Credit Agreement includes customary representations, warranties, and affirmative and negative covenants, including financial covenants that require the Company to maintain certain levels of total net leverage ratio and interest coverage ratio. As of June 30, 2026, the Company was in compliance with all covenants under the 2025 Credit Facility.

During the three months ended June 30, 2026, the Company was issued a letter of credit of $5,850 under the letter of credit sublimit of its Revolving Facility. No drawdowns have been made under the Revolving Facility. The Company’s total available borrowing capacity under the Revolving Facility was $406,650 as of June 30, 2026.
In July 2026, the Company was issued a letter of credit of $9,734 under the letter of credit sublimit of its Revolving Facility. No drawdowns have been under the Company’s letters of credit.
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
Each $1 of principal of the 2026 Convertible Notes will initially be convertible into 5.6018 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $178.51 per share, subject to adjustment as set forth in the indenture governing the 2026 Convertible Notes. As of June 1, 2026, holders may convert all or any portion of their 2026 Convertible Notes at the option of the holder regardless of the circumstances.
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
Issuance Costs
Issuance costs are amortized to interest expense over the contractual term of the respective borrowing. Contractual interest expense consists of commitment fees and cash interest expense under the Company’s credit facilities. Interest expense related to the Company’s convertible notes and credit facilities consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Contractual interest expense	$233	$181	$5,921	$308
Amortization of debt issuance costs	1,433	2,002	2,960	4,005
Note 7. Operating Leases
The Company leases co-location space at data center facilities and, to a lesser extent, corporate offices, all of which are classified as operating leases. Operating leases generally have an initial lease term ranging from two to thirteen years, which includes any option to renew or terminate the lease when it is reasonably certain that the option will be exercised.
The components of operating lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating lease expense	$40,317	$29,851	$74,016	$56,331
Variable lease expense	4,247	2,329	8,348	4,761
Short-term lease expense	—	119	20	185
Total operating lease expense	$44,564	$32,299	$82,384	$61,277
Weighted-average remaining lease term and discount rate were as follows:

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years)	5.8	3.4
Weighted-average discount rate	6%	6%

Maturities of operating lease liabilities as of June 30, 2026 were as follows:

2027	$149,859
2028	98,990
2029	69,048
2030	57,633
2031	53,581
Thereafter	143,292
Total undiscounted operating lease liabilities	572,403
Less: Imputed interest	(93,316)
Total present value of operating lease liabilities	479,087
Less: Current portion of operating lease liabilities	(126,233)
Operating lease liabilities, long-term	$352,854
As of June 30, 2026, the Company had $2,759,287 of estimated undiscounted fixed payment obligations primarily for leases of co-location space at data center facilities that have not yet commenced and were not included in the condensed consolidated balance sheets. These leases are scheduled to commence between July 2026 and June 2028, and have a weighted-average lease term of 11.2 years.
Note 8. Finance Leases and Equipment Financing Obligations
The Company enters into finance leases and equipment financing obligations for servers and related equipment. The components of finance lease and equipment financing obligations expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Finance leases:
Amortization of finance lease right-of-use assets	$7,476	$1,325	$11,938	$2,612
Interest expense on finance lease liabilities	3,536	53	4,796	124
Equipment financing obligations:
Depreciation of assets under equipment financing obligations	6,712	—	12,347	—
Interest expense on equipment financing obligations	2,258	—	4,323	—
Total finance lease and equipment financing obligations expense	$19,982	$1,378	$33,404	$2,736
Weighted-average remaining term and discount rate of finance lease liabilities and equipment financing obligations were as follows:

	June 30, 2026	December 31, 2025
Finance Leases
Weighted-average remaining term (in years)	5.9	0.9
Weighted-average discount rate	6%	7%

Equipment Financing Obligations
Weighted-average remaining term (in years)	3.9	3.9
Weighted-average discount rate	7%	7%

Maturities of finance lease liabilities and equipment financing obligations of June 30, 2026 were as follows:

	Finance Leases	Equipment Financing Obligations	Total
2027	$111,639	$24,778	$136,417
2028	107,530	50,329	157,859
2029	107,203	50,329	157,532
2030	99,616	46,495	146,111
2031	35,545	12,744	48,289
Thereafter	1,552	6,523	8,075
Total undiscounted finance lease liabilities and equipment financing obligations	$463,085	$191,198	$654,283
Less: Imputed interest	(53,251)	(23,312)	(76,563)
Total present value of finance lease liabilities and equipment financing obligations	$409,834	$167,886	$577,720
Less: Finance lease liabilities and equipment financing obligations, current	(89,836)	(39,941)	(129,777)
Finance lease liabilities and equipment financing obligations, long-term	$319,998	$127,945	$447,943
As of June 30, 2026, the Company expects to receive servers and related equipment under finance leases with total estimated undiscounted payments of $281,566 that were not included in the condensed consolidated balance sheets. The leases commenced in July 2026 and have a weighted-average lease term of 4.9 years.
Note 9. Commitments and Contingencies
Purchase Commitments
The Company has commitments and purchase orders with various software license, bandwidth, network services and third-party license vendors. The Company’s purchase commitments have not materially changed since December 31, 2025 except for a long-term purchase agreement for a software license with total non-cancelable payments of $128,072 and a contractual term of up to 6.0 years, commencing in July 2026.
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
Letters of Credit
In relation to the execution of a data center lease, the Company was issued a letter of credit of $5,850 under the letter of credit sublimit of its Revolving Facility during the three months ended June 30, 2026. There were no outstanding letters of credit as of December 31, 2025. In July 2026, the Company was issued a letter of credit of $9,734 in relation to the execution of a data center lease under the letter of credit sublimit of its Revolving Facility. No drawdowns have been under the Company’s letters of credit. Refer to Note 6. Debt of the condensed consolidated financial statements for further details.

Note 10. Stockholders’ Equity
2026 Follow-on Offering
On March 26, 2026, the Company completed a follow-on public equity offering (“2026 Follow-on Offering”) of 11,948,052 shares of common stock, inclusive of the exercised over-allotment option, at a public offering price of $77.00 per share. The Company received net proceeds of $887,888 after deducting underwriting discounts and commissions of $31,050 and other issuance costs of $1,062.
2026 Direct Offering
On July 23, 2026, the Company completed a concurrent registered direct offering of 12,543,915 shares of common stock at a price of $117.54 per share. The proceeds were used to repurchase $471,828 in aggregate principal amount of its 2030 Convertible Notes. Cash on hand was used to pay transaction related fees.
Share Buyback Program
On August 11, 2025, the Company adopted a new stock repurchase program authorizing the repurchase of up to $100,000 of its common stock (“2025 Share Buyback Program”). Pursuant to the 2025 Share Buyback Program, repurchases of the Company’s common stock will be made at prevailing market prices through open market purchases, in negotiated transactions off the market or otherwise, including through Rule 10b5-1 plans. The 2025 Share Buyback Program will expire on July 31, 2027; however, the Company is not obligated to acquire any particular amount of common stock and the program may be extended, modified, suspended or discontinued at any time at the Company’s discretion. During the three and six months ended June 30, 2026, the Company had no repurchases of shares under the 2025 Share Buyback program.
Note 11. Stock-Based Compensation
Equity Incentive Plan
In March 2021, the Company’s Board of Directors adopted, and the stockholders approved, the 2021 Equity Incentive Plan (“2021 Plan”). The 2021 Plan is a successor to and continuation of the 2013 Stock Plan. The 2021 Plan became effective on the date of the IPO with no further grants being made under the 2013 Stock Plan, however, awards outstanding under the 2013 Stock Plan will continue to be governed by their existing terms. The 2021 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, RSUs, PRSUs, MRSUs and other awards to employees, directors, and consultants. Shares issued pursuant to the exercise of these awards are transferable by the holder. There were 29,281,461 shares available for grant under the 2021 Plan as of June 30, 2026.
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
Assuming the minimum performance level is achieved, one-third of the aggregate number of the achieved LTIP PRSUs shall vest on the later of (i) March 1 of the year after grant or, (ii) the first anniversary of the grant date, or (iii) two trading days following the public release of the Company’s financial results for the year of grant, and the remainder shall vest over the following two years in eight equal quarterly installments subject, in each case, to the individual’s continuous service through the applicable vesting date.
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

On March 10, 2026 and June 1, 2026, the Company granted LTIP PRSU awards (“2026 LTIP PRSUs”). The financial performance level under the 2026 LTIP PRSUs can be attained based on the achievement of certain ARR and adjusted free cash flow margin targets. Under the 2026 LTIP PRSUs, 75% of the awards can be achieved based on the ARR targets and 25% of the awards can be achieved based on the adjusted free cash flow margin targets. The target shares granted under the 2026 LTIP PRSUs were 427,796. The actual number of shares that are received under the 2026 LTIP PRSUs may be higher or lower than the target shares based on the actual financial metrics achieved relative to the target financial metrics for fiscal year 2026.
As of June 30, 2026, there was $146,666 of unrecognized stock-based compensation, net of estimated forfeitures, related to outstanding RSUs, that is expected to be recognized over a weighted-average period of 2.9 years. As of June 30, 2026, there was $22,602 of unrecognized stock-based compensation, net of estimated forfeitures, related to outstanding PRSUs that is expected to be recognized over a weighted-average period of 2.7 years.
MRSU
On February 12, 2024, Padmanabhan Srinivasan joined the Company in the role of CEO. As part of his compensation package, Mr. Srinivasan received an MRSU with an estimated grant date fair value of approximately $8,000, which vests upon the satisfaction of certain service conditions and the achievement of certain Company stock price goals during a five-year performance period. A cumulative percentage of the MRSU target is earned based on the achievement of stock price goals, measured based on the average of the Company’s closing stock price over a consecutive 60 days trading day period during the performance period as set forth in the table below:

Tranche	Company Stock Price Target	Total Payout
1	$65.00	25% of Target MRSUs
2	$100.00	50% of Target MRSUs
3	$135.00	100% of Target MRSUs
4	$170.00	150% of Target MRSUs
During the three months ended June 30, 2026, the conditions related to the Company Stock Price Target applicable to Tranches 1, 2, and 3 of the MRSUs were met. Subject to Mr. Srinivasan's continued service through the applicable vesting dates, 50% of the Tranche 1, 2, and 3 MRSUs will vest upon the Compensation Committee’s certification of Company Stock Price Target performance achievement in the first quarter of 2027 and the remaining 50% will vest upon the Compensation Committee's certification in the first quarter of 2029.
As of June 30, 2026, there was $2,926 of unrecognized stock-based compensation related to the MRSU award that is expected to be recognized over a weighted-average period of 2.7 years.
ESPP
In March 2021, the Company’s Board of Directors adopted, and the stockholders approved, the 2021 Employee Stock Purchase Plan (“ESPP”). Eligible employees enroll in the offering period at the start of each purchase period, whereby they may purchase a number of shares at a price per share equal to 85% of the lesser of (1) the stock price at the employee’s first participation in the offering period or (2) the fair market value of the Company’s common stock on the purchase date. There were 5,947,206 shares available for grant under the ESPP as of June 30, 2026.
Stock-Based Compensation
Stock-based compensation is included in the condensed consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Cost of revenue	$1,848	$1,422	$3,272	$2,817
Research and development	15,497	9,456	25,854	17,725
Sales and marketing	2,018	3,089	4,785	5,635
General and administrative	13,361	7,114	21,320	14,336
Total	$32,724	$21,081	$55,231	$40,513

Note 12. Net Income per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
Basic net income per share:
Numerator:
Net income attributable to common stockholders	$35,437	$37,027	$51,208	$75,231
Denominator:
Weighted-average shares used to compute net income per share attributable to common stockholders	104,611	91,097	98,856	91,538
Basic	$0.34	$0.41	$0.52	$0.82

Diluted net income per share:
Numerator:
Net income attributable to common stockholders	$35,437	$37,027	$51,208	$75,231
Interest expense on dilutive convertible notes, net of tax	1,390	1,733	1,821	3,195
Net income used in diluted calculation	$36,827	$38,760	$53,029	$78,426
Denominator:
Number of shares used in basic calculation	104,611	91,097	98,856	91,538
Weighted-average effect of dilutive securities:
Stock Options	671	689	711	812
RSUs	3,280	392	2,911	711
PRSUs	109	36	115	57
MRSUs	170	—	158	—
2026 Convertible Notes	1,750	8,403	—	8,403
2030 Convertible Notes	15,957	—	15,957	—
Number of shares used in diluted calculation	126,548	100,617	118,708	101,521
Diluted net income per share attributable to common stockholders	$0.29	$0.39	$0.45	$0.77
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
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
RSUs	16	3,957	8	2,982
2026 Convertible Notes	—	—	1,750	—
Total	16	3,957	1,758	2,982

Note 13. Income Taxes
The computation of the provision for, or benefit from, income taxes for an interim period is determined using an estimated annual effective tax rate, adjusted for discrete items, if any. Each quarter, the Company updates the estimated annual effective tax rate and records a year-to-date adjustment to the tax provision, as necessary.
For the three months ended June 30, 2026, the Company recorded tax benefit of $8,295 and for the six months ended June 30, 2026 , the Company recorded income tax expense of $430. The effective tax rate for the three and six months ended June 30, 2026 was (30.6)% and 0.8%, respectively. The effective tax rate differs from the statutory rate primarily due to the mix of income in the foreign jurisdictions in which the Company conducts business, 162(m) limitation and excess tax benefits from stock-based compensation.
For the three and six months ended June 30, 2025, the Company recorded tax expense of $5,421 and $8,597, respectively. The effective tax rate for the three and six months ended June 30, 2025 was 12.8% and 10.3%. The effective tax rate differs from the statutory rate primarily as a result of having a full valuation allowance in the U.S. and the mix of income in the foreign jurisdictions in which the Company conducts business, and excess tax benefits from stock-based compensation and utilization of research and development credits.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company adopted the provisions related to the international tax framework that became effective in 2026 for the three and six months ended June 30, 2026. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.
Note 14. Segment and Geographical Information
Segment Information
The Company’s chief operating decision maker (“CODM”) is the CEO. The CODM assesses performance on a monthly basis by reviewing consolidated results against the annual operating plan and ongoing forecasts. Accordingly, the Company has one operating and reporting segment.
The measure of segment profitability used by the CODM is net income, as reported in the condensed consolidated statements of operations. The significant segment expenses reviewed by the CODM on a consolidated basis include cost of revenue, research and development, sales and marketing, and general and administrative as reported in the condensed consolidated statements of operations on a consolidated basis. Other segment expense categories include other (expense) income, net and income tax benefit (expense) as reported in the condensed consolidated statements of operations. Refer to Note 3. Revenue, for revenue by geography.
The measure of segment assets is total assets, which is reported in the condensed consolidated balance sheets. Refer to condensed consolidated statements of cash flows and within Note 5. Balance Sheet Details, for details of capital expenditures and depreciation and amortization, respectively.

Long-lived assets include property and equipment, net and operating lease right-of-use assets, net. The geographic locations of the Company’s long-lived assets, net, based on the physical location of the assets, are as follows:

	June 30, 2026	December 31, 2025
United States	$1,326,168	$610,135
Netherlands	59,256	70,829
Germany	53,288	50,953
Singapore	38,084	46,585
Canada	36,144	33,058
Other	42,089	48,388
Total	$1,555,029	$859,948
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
Growing our DNE Customers is a critical focus for us, and we have successfully increased the number of these customers and their percentage of our total revenue. Revenue from our DNE Customers as a percentage of total revenue was 67% in the three months ended June 30, 2026, up from approximately 59% in the three months ended June 30, 2025. As of June 30, 2026, we had approximately 22,000 DNE Customers using our platform to build, deploy and scale applications. The number of DNE Customers increased from approximately 20,000 as of June 30, 2025 to approximately 22,000 as of June 30, 2026.
We had no material customer concentration as our top 25 customers made up approximately 20% and 9% of our revenue in the three months ended June 30, 2026 and 2025, respectively.
Our annual run-rate revenue (“ARR”) as of June 30, 2026 was $1,125 million, up from $875 million as of June 30, 2025. Our AI Customer ARR as of June 30, 2026 was $234 million, up from $75 million as of June 30, 2025. See further discussion in “ARR and AI Customer ARR” below.
We have a highly efficient self-service customer acquisition model, which we complement with a sales force focused on inside sales, targeted outside sales and partnership opportunities to drive revenue growth. The efficiency of our go-to-market model and our focus on the needs of growing technology enterprises have enabled us to drive organic growth and establish a truly global customer base across a broad range of industries. For the three months ended June 30, 2026 and 2025, our sales and marketing expense was approximately 8% of our revenue.
Our customers are spread across approximately 190 countries and around two-thirds of our revenue has historically come from customers located outside the United States. For the three months ended June 30, 2026, 47% of our revenue was generated from North America, 22% from Europe, 22% from Asia and 9% from the rest of the world.
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
Macroeconomic and Geopolitical Conditions
Unfavorable conditions in the economy, both in the United States and abroad, could cause a decrease in business investments in information technology and negatively affect the growth of our business and our results of operations. These conditions include: changes in gross domestic product growth; inflationary pressures and high interest rates; supply chain disruptions; financial and credit market fluctuations, volatility in the capital markets, and liquidity concerns at, or failures of, banks and other financial institutions; trade tension and the imposition, enforceability, or threatened imposition of tariffs, export controls, sanctions, and other trade restrictions or retaliatory actions for those measures by other countries; and geopolitical conditions, including ongoing military conflicts involving Russia, Ukraine, Iran, and the Middle East, political turmoil, political instability or transitions of power in regions where we operate, potential shutdowns of the U.S. federal government, natural catastrophes, and outbreaks of contagious diseases.
We will continue to monitor the direct and indirect impacts of these or similar circumstances on our business and our results of operations. The implications of macroeconomic and geopolitical conditions on our business, results of operations, and overall financial position remain uncertain.

Key Business Metrics
We utilize the key metrics set forth below to help us evaluate our business and growth, identify trends, formulate financial projections and make strategic decisions. We are not aware of any uniform standards for calculating these key metrics, and other companies may not calculate similarly titled metrics in a consistent manner, which may hinder comparability.

	Three Months Ended June 30,
	2026	2025
Digital Native Enterprise Customers(1)	21,736	20,255
$100K+ Customers(1)	632	582
$500K+ Customers(1)	92	68
$1M+ Customers(1)	45	26
ARR (in millions)	$1,125	$875
AI Customer ARR (in millions)	$234	$75
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
Operating Expenses
Research and Development Expenses
Research and development expenses consist primarily of personnel costs including salaries, bonuses, benefits, and stock-based compensation. Research and development expenses also include amortization of capitalized internal-use software development costs, which are amortized over three years, professional services, software, as well as costs related to our efforts to add new features to our existing offerings, develop new offerings, and ensure the security, performance, and reliability of our global cloud platform. We expect research and development expenses to increase in absolute dollars as we continue to invest in our platform and product offerings.
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
Income Tax Benefit (Expense)
Income tax expense consists primarily of income taxes in foreign jurisdictions and U.S. federal and state income taxes.

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in thousands)
Revenue	$281,184	$218,700	$539,089	$429,403
Cost of revenue(1)	126,522	87,755	239,717	169,014
Gross profit	154,662	130,945	299,372	260,389
Operating expenses:
Research and development(1)	57,515	39,644	106,345	79,238
Sales and marketing(1)	22,568	19,288	44,237	38,689
General and administrative	45,208	36,394	82,848	69,201
Total operating expenses	125,291	95,326	233,430	187,128

Operating income	29,371	35,619	65,942	73,261
Other income (expense), net	(2,229)	6,829	(14,304)	10,567
Income before income taxes	27,142	42,448	51,638	83,828
Income tax benefit (expense)	8,295	(5,421)	(430)	(8,597)
Net income attributable to common stockholders	$35,437	$37,027	$51,208	$75,231
___________________
(1) Includes stock-based compensation as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue	$1,848	$1,422	$3,272	$2,817
Research and development	15,497	9,456	25,854	17,725
Sales and marketing	2,018	3,089	4,785	5,635
General and administrative	13,361	7,114	21,320	14,336
Total stock-based compensation	$32,724	$21,081	$55,231	$40,513

The following table sets forth our results of operations as a percentage of revenue for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue	100%	100%	100%	100%
Cost of revenue	45	40	44	39
Gross profit	55	60	56	61
Operating expenses:
Research and development	20	18	20	18
Sales and marketing	8	9	8	9
General and administrative	16	17	15	16
Total operating expenses(1)	45	44	43	44

Operating income(1)	10	16	12	17
Other income (expense), net	(1)	3	(3)	2
Income before income taxes(1)	10	19	10	20
Income tax benefit (expense)	3	(2)	—	(2)
Net income attributable to common stockholders(1)	13%	17%	9%	18%
__________________
(1) May not foot due to rounding.
Comparison of the Three Months Ended June 30, 2026 and 2025
Revenue

	Three Months Ended June 30,
	2026	2025	$ Change	% Change

	(in thousands)
Revenue	$281,184	$218,700	$62,484	29%
Revenue increased $62.5 million, or 29%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was driven by a 45% increase in revenue from our DNE Customers primarily attributable to the addition of new customers, including our expanding AI Customer base, and the continued adoption of our products by our existing customers leading to higher average usage on our platform.
Cost of Revenue

	Three Months Ended June 30,
	2026	2025	$ Change	% Change

	(in thousands)
Cost of revenue	$126,522	$87,755	$38,767	44%
Cost of revenue increased for the three months ended June 30, 2026 compared to 2025 primarily due to data center expansions which drove increases of $17.2 million in depreciation and amortization related to data center infrastructure additions, $12.4 million in co-location costs, $3.4 million in third-party licenses and partnership expenses, $2.9 million in ancillary equipment costs, and $3.2 million in other costs, net. Gross profit decreased to 55% for the three months ended June 30, 2026 from 60% for the three months ended June 30, 2025. The decline in gross margin resulted from incurrence of costs for data center expansions in advance of the ramp in revenue from new data centers.

Operating Expenses

	Three Months Ended June 30,
	2026	2025	$ Change	% Change

	(in thousands)
Research and development	$57,515	$39,644	$17,871	45%
Sales and marketing	22,568	19,288	3,280	17%
General and administrative	45,208	36,394	8,814	24%
Total operating expenses	$125,291	$95,326	$29,965	31%
Research and development expenses increased for the three months ended June 30, 2026 compared to 2025 due to increases of $17.8 million in personnel costs driven by headcount growth, stock-based compensation for new hire and ongoing grants and annual merit-based salary raises, $2.1 million in third-party development resources and $1.4 million in other costs, net, partially offset by $3.5 million in additional capitalized internal-use software development costs.
Sales and marketing expenses increased for the three months ended June 30, 2026 compared to 2025 due to increases of $1.3 million in personnel costs driven by headcount growth and annual merit-based salary raises, $1.3 million in depreciation and amortization related to purchased software, and $1.0 million in other costs, net.
General and administrative expenses increased for the three months ended June 30, 2026 compared to 2025 due to an increase of $9.0 million in personnel costs driven by headcount growth, stock-based compensation for new hire and ongoing grants, and annual merit-based salary raises.
Other (Expense) Income, net

	Three Months Ended June 30,
	2026	2025	$ Change	% Change

	(in thousands)
Other (expense) income, net	$(2,229)	$6,829	$(9,058)	(133%)
Other expense, net was $2.2 million for the three months ended June 30, 2026, compared to other income, net of $6.8 million for the three months ended June 30, 2025. The change is primarily due to a net decrease of $7.2 million in unrealized gains related to foreign currency fluctuations from our operations and an increase of $5.2 million in interest expense mostly driven by interest on our finance leases and equipment financing arrangements, offset by $3.2 million higher interest income due to higher investment balance from the proceeds of our public equity offering completed in March 2026.
Income Tax Benefit (Expense)

	Three Months Ended June 30,
	2026	2025	$ Change	% Change

	(in thousands)
Income tax benefit (expense)	$8,295	$(5,421)	$13,716	(253%)
Income tax benefit was $8.3 million for the three months ended June 30, 2026 compared to income tax expense of $5.4 million for the three months ended June 30, 2025, an increase in income tax benefit of $13.7 million, or 253%. The increase in income tax benefit was primarily driven by an increase in excess tax benefits on stock-based compensation.
Comparison of the Six Months Ended June 30, 2026 and 2025
Revenue

	Six Months Ended June 30,
	2026	2025	$ Change	% Change

	(in thousands)
Revenue	$539,089	$429,403	$109,686	26%
Revenue increased $109.7 million, or 26%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was driven by a 40% increase in revenue from our DNE Customers primarily attributable to the addition of new customers and the continued adoption of our products by our existing customers leading to higher average usage on our platform.
Cost of Revenue

	Six Months Ended June 30,
	2026	2025	$ Change	% Change

	(in thousands)
Cost of revenue	$239,717	$169,014	$70,703	42%
Cost of revenue increased for the six months ended June 30, 2026 compared to 2025 primarily due to data center expansions which drove increases of $32.8 million in depreciation and amortization related to data center infrastructure additions, $21.4 million in co-location costs, $6.5 million in ancillary equipment costs, $6.0 million in third party licenses and partnership expenses, $2.9 million in personnel costs driven by headcount growth, and $1.5 million in other costs, net. Gross profit decreased to 56% for the six months ended June 30, 2026 from 61% for the six months ended June 30, 2025. The decline in gross margin resulted from incurrence of costs for data center expansions in advance of the ramp in revenue from new data centers.
Operating Expenses

	Six Months Ended June 30,
	2026	2025	$ Change	% Change

	(in thousands)
Research and development	$106,345	$79,238	27,107	34%
Sales and marketing	44,237	38,689	5,548	14%
General and administrative	82,848	69,201	13,647	20%
Total operating expenses	$233,430	$187,128	$46,302	25%
Research and development expenses increased for the six months ended June 30, 2026 compared to 2025 due to increases of $28.2 million in personnel costs driven by headcount growth, annual merit-based salary raises and stock-based compensation for new hire and ongoing grants, $1.6 million in software costs, and $1.1 million in third-party development resources, partially offset by $4.7 million in additional capitalized internal-use software development costs.
Sales and marketing expenses increased for the six months ended June 30, 2026 compared to 2025 due to increases of $2.4 million in depreciation and amortization related to purchased software and $3.2 million in personnel costs driven by headcount growth and annual merit-based salary raises.
General and administrative expenses increased for the six months ended June 30, 2026 compared to 2025 due to increases of $10.6 million in personnel costs driven by headcount growth, stock-based compensation for new hire and ongoing grants, and annual merit-based salary raises and $4.3 million in professional services costs related to consulting and legal fees, offset by a decrease of $1.2 million in other costs, net.
Other (Expense) Income, net

	Six Months Ended June 30,
	2026	2025	$ Change	% Change

	(in thousands)
Other (expense) income, net	(14,304)	10,567	$(24,871)	(235%)
    Other expense, net was $14.3 million for the six months ended June 30, 2026, compared to other income, net of $10.6 million for the six months ended June 30, 2025. The change is primarily due to an increase of $13.6 million in interest expense mostly driven by interest on our finance leases and equipment financing arrangements, a decrease of $11.3 million in net unrealized gains related to foreign currency fluctuations from our operations, and an additional $2.4 million loss on extinguishment of debt from our Term Loan Facility, offset by a $2.4 million increase in interest income due to higher investment balance from the proceeds of our public equity offering completed in March 2026.

Income Tax Expense

	Six Months Ended June 30,
	2026	2025	$ Change	% Change

	(in thousands)
Income tax expense	$430	$8,597	$(8,167)	(95%)
Income tax expense decreased $8.2 million, or 95%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease in income tax expense was primarily driven by an increase in excess tax benefits on stock-based compensation.
Liquidity and Capital Resources
We have funded our operations since inception primarily with cash flow generated by operations, offerings of our equity and debt securities, borrowings under our credit facilities, equipment financing arrangements and finance leases. Cash provided from these sources is used primarily for operating expenses, such as personnel and co-location costs, capital expenditures, including our investments in AI/ML and other core product offerings, and principal repayments of finance leases and equipment financing obligations for servers and related equipment. From time to time, we may also use excess cash and/or debt for share repurchases and investments in marketable securities and cash equivalents.
In February 2026, we borrowed an additional $120.0 million under our Term Loan Facility.
In March 2026, we completed a public equity offering in which we issued and sold 11,948,052 shares of common stock, inclusive of the exercised over-allotment option, at a public offering price of $77.00 per share (“2026 Follow-on Offering”). We received net proceeds of $887.9 million after deducting underwriting discounts and commissions of $31.1 million and other issuance costs of $1.1 million.
We used the proceeds from our 2026 Follow-on Offering to repay $500.0 million of principal outstanding of our Term Loan Facility during the three months ended March 31, 2026.
On May 4, 2026, we entered into an amendment to our Credit Agreement (the "First Amendment"). The First Amendment amends the Credit Agreement to, among other modifications, (i) provide for a $112.5 million increase in the Revolving Facility thereunder, (ii) provide for a $50.0 million increase in the letter of credit sublimit thereunder and (iii) amend the definition of “Indebtedness” to provide that capitalized leases shall be deemed to be an amount equal to 25% of the capitalized amount. During the three months ended June 30, 2026, we issued a letter of credit under our Revolving Facility for $5.9 million. In July 2026, we issued an additional letter of credit of $9.7 million under our Revolving Facility.
As of June 30, 2026, we had $937.3 million aggregate principal amount outstanding under our 2030 Convertible Notes and 2026 Convertible Notes, with $406.7 million of borrowing capacity available under our Revolving Facility. As of June 30, 2026, the circumstances allowing holders to convert the 2030 Convertible Notes were met. As of June 30, 2026, all of the 2030 Capped Calls remain outstanding and expire on August 15, 2030, unless exercised or called prior to that date.
As of June 30, 2026, we had $312.3 million of our 2026 Convertible Notes maturing within the next 12 months. We plan to repurchase, repay, acquire or otherwise settle the remaining outstanding principal of our 2026 Convertible Notes by drawing on the remaining capacity under our Revolving Facility, in whole or in part, and using cash on hand or generated from our operations.
On July 23, 2026, we repurchased $471.8 million in aggregate principal amount of our 2030 Convertible Notes using the net proceeds from a concurrent registered direct offering of 12,543,915 shares of our common stock at $117.54 per share. Cash on hand was used to pay estimated transaction related fees. Upon completion, the repurchased notes were retired. We intend to use our existing share repurchase authorization to repurchase approximately 500,000 shares to offset dilution. Notwithstanding the partial repurchase of our 2030 Convertible Notes, we did not take any action on our 2030 Capped Calls and they continue to remain outstanding. For further information refer to Note 6. Debt in our condensed consolidated financial statements.
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
We have historically repurchased our common stock pursuant to repurchase programs approved by our Board of

Directors. In August 2025, we adopted the 2025 Share Buyback Program which authorizes the repurchase of up to $100.0 million of our common stock. The 2025 Share Buyback Program will expire on July 31, 2027. No shares have been repurchased during the six months ended June 30, 2026.
As of June 30, 2026, we had $2,759.3 million of estimated undiscounted fixed payment obligations primarily for leases of co-location space at data center facilities that have not yet commenced and were not included in the condensed consolidated balance sheets. These leases are scheduled to commence between July 2026 and June 2028, and have a weighted-average lease term of 11.2 years.
As of June 30, 2026, we expect to receive servers and related equipment under finance leases with total estimated undiscounted payments of $281.6 million that were not included in the condensed consolidated balance sheets. The leases commenced in July 2026 and have a weighted-average lease term of 4.9 years.
As of June 30, 2026, we had $767.0 million in cash and cash equivalents. Our cash and cash equivalents primarily consist of cash and money market funds.
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
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(In thousands)	2026	2025
Net cash provided by operating activities	$156,889	$156,537
Net cash used in investing activities	(149,701)	(100,407)
Net cash provided by (used in) financing activities	505,427	(96,876)
Increase (decrease) in cash, cash equivalents and restricted cash	512,549	(40,701)
Operating Activities
Our largest source of operating cash is cash collections from sales to our customers. Our primary uses of cash from operating activities are for personnel costs, data center co-location costs, payment processing fees, bandwidth and connectivity, server maintenance, software licensing fees, taxes and interest payments on finance leases, equipment financing obligations and debt.
Net cash provided by operating activities was $156.9 million and $156.5 million for the six months ended June 30, 2026 and 2025, respectively. The change was primarily driven by increased cash collections from higher revenues, partially offset by higher co-location costs resulting from data center expansions and higher personnel costs due to increased headcount and annual merit-based salary raises.
Investing Activities
Net cash used in investing activities was $149.7 million and $100.4 million for the six months ended June 30, 2026 and 2025, respectively. The change was primarily driven by a $5.2 million decrease in cash payments for capital expenditures, partially offset by an increase of $51.5 million in cash payments for the acquisition of equipment under financing arrangements (for which we received an equivalent amount of proceeds discussed below in “Financing Activities”), and a $4.0 million payment for acquisition of an AI-related business.

Financing Activities
Net cash provided by financing activities was $505.4 million for the six months ended June 30, 2026, compared to net cash used in financing activities of $96.9 million for the six months ended June 30, 2025. The change was primarily driven by proceeds of $887.9 million from our equity follow-on offering, $120.0 million drawdown on our Term Loan Facility and $51.5 million from equipment financing arrangements, partially offset by a $500.0 million repayment of our Term Loan Facility, $38.4 million payments of employee payroll taxes related to net share settlement of equity awards and $21.7 million of principal repayments for finance leases and financing arrangements for data center equipment.
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations and commitments as compared to those disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 other than those disclosed under Note 6. Debt, Note 7. Operating Leases, Note 8. Finance Leases and Equipment Financing Obligations, and Note 9. Commitments and Contingencies, in our condensed consolidated financial statements.
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
The following table presents a reconciliation of operating income, the most directly comparable financial measure stated in accordance with GAAP, to adjusted operating income for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Operating income	$29,371	$35,619	$65,942	$73,261

Adjustments:
Stock-based compensation	32,724	21,081	55,231	40,513
Amortization of acquired intangible assets	5,070	5,031	10,008	10,228
Impairment of certain long-lived assets	311	—	311	—
Adjusted operating income	$67,476	$61,731	$131,492	$124,002
As a percentage of revenue:
Operating income margin	10%	16%	12%	17%
Adjusted operating income margin	24%	28%	24%	29%
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

The following table presents a reconciliation of net income attributable to common stockholders, the most directly comparable financial measure stated in accordance with GAAP, to adjusted EBITDA for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
GAAP Net income attributable to common stockholders	$35,437	$37,027	$51,208	$75,231

Adjustments:
Depreciation and amortization	51,154	32,765	96,629	61,975
Stock-based compensation	32,724	21,081	55,231	40,513
Interest expense	7,463	2,239	18,016	4,447
Income tax (benefit) expense	(8,295)	5,421	430	8,597
Loss on extinguishment of debt	—	269	2,700	269
Impairment of certain long-lived assets	311	—	311	—
Interest income and other income, net(1)	(5,234)	(9,337)	(6,412)	(15,283)
Adjusted EBITDA	$113,560	$89,465	$218,113	$175,749
As a percentage of revenue:
Net income margin	13%	17%	9%	18%
Adjusted EBITDA margin	40%	41%	40%	41%
___________________
(1)For the three and six months ended June 30, 2026 and 2025, primarily consists of interest income from our cash and cash equivalents.
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
The following table presents a reconciliation of net income attributable to common stockholders, the most directly comparable financial measure stated in accordance with GAAP, to non-GAAP net income for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
GAAP Net income attributable to common stockholders	$35,437	$37,027	$51,208	$75,231
Stock-based compensation	32,724	21,081	55,231	40,513
Amortization of acquired intangible assets	5,070	5,031	10,008	10,228
Loss on extinguishment of debt(1)	—	269	2,700	269
Impairment of certain long-lived assets	311	—	311	—
Non-GAAP income tax adjustment(2)	(18,735)	(5,593)	(18,752)	(12,977)
Non-GAAP Net income	$54,807	$57,815	$100,706	$113,264

Non-cash charges related to convertible notes(3)	$1,118	$1,596	$2,190	$3,191
Non-GAAP Net income used to compute net income per share, diluted	$55,925	$59,411	$102,896	$116,455

GAAP Net income per share attributable to common stockholders, diluted(6)	$0.29	$0.39	$0.45	$0.77
Stock-based compensation	0.27	0.21	0.48	0.40
Amortization of acquired intangible assets	0.04	0.05	0.09	0.10
Loss on extinguishment of debt(1)	—	—	$0.02	—
Impairment of certain long-lived assets	—	—	—	—
Non-cash charges related to convertible notes(3)	0.01	0.02	0.02	0.03
Non-GAAP income tax adjustment(2)	(0.16)	(0.08)	(0.17)	(0.15)
Non-GAAP Net income per share, diluted(4)	$0.45	$0.59	$0.89	$1.15

GAAP Weighted-average shares used to compute net income per share, diluted	126,548	100,617	118,708	101,521
Add: Weighted-average dilutive effect of potentially dilutive securities	—	—	1,750	—
Less: Anti-dilutive impact of capped call transaction(5)	(3,227)	—	(4,388)	—
Non-GAAP Weighted-average shares used to compute net income per share, diluted(6)	123,321	100,617	116,070	101,521
______________
(1)For the three and six months ended June 30, 2026, excludes tax impact which is presented in Non-GAAP income tax adjustment.
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
(6)Includes 1,750 and 15,957 of potentially dilutive securities related to our 2026 and 2030 Convertible Notes, respectively, as if the entire principal amount outstanding were converted into shares for the three and six months ended June 30, 2026. Includes 8,403 of potentially dilutive securities related to our 2026 Convertible Notes as if the entire principal amount outstanding were converted into shares for the three and six months ended June 30, 2025. The Company has the election of settling any conversion in cash, shares of our common stock, or a combination of both. For further information refer to Note 12. Net Income per Share Attributable to Common Stockholders in our condensed consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of June 30, 2026. Based on such evaluation, our CEO and CFO concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with management’s evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As of June 30, 2026, $100 million remained available for future repurchases under the 2025 Share Buyback Program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Arrangements
During the three months ended June 30, 2026, our directors and officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified or terminated the contracts, instructions or written plans for the purchase or sale of our securities as follows:
On May 13, 2026, Cherie Barrett, the Company’s Chief Accounting Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Barrett 10b5-1 Plan”). The Barrett 10b5-1 Plan contemplates the sale of up to 24,060 shares of the Company’s common stock between August 13, 2026 and June 4, 2027. The actual number of shares that will be sold under the Barrett 10b5-1 Plan will be based in part on the number of shares withheld to satisfy tax withholding obligations arising from the vesting of certain shares subject to the plan, which number is not yet determinable.
On May 15, 2026, Padmanabhan Srinivasan, the Company’s Chief Executive Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Srinivasan 10b5-1 Plan”). The Srinivasan 10b5-1 Plan contemplates the sale of up to 75,142 shares of the Company’s common stock between August 17, 2026 and March 15, 2027. The actual number of shares that will be sold under the Srinivasan 10b5-1 Plan will be based in part on the number of shares withheld to satisfy tax withholding obligations arising from the vesting of certain shares subject to the plan, which number is not yet determinable.
ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of DigitalOcean Holdings, Inc.	10-K	001-40252	3.1	2/24/2026
3.2	Amended and Restated Bylaws of DigitalOcean Holdings, Inc.	10-Q	001-40252	3.1	11/2/2023
10.1
Amendment No. 1 to Credit Agreement, dated as of May 4, 2026, by and among DigitalOcean, LLC, DigitalOcean Holdings, Inc., Paperspace Co., Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent, the Additional Lender, the Amendment No. 1 Increasing Lenders, the Amendment No. 1 L/C Issuers and each other Lender and L/C Issuer party thereto.
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

DigitalOcean Holdings, Inc.

Date:	August 4, 2026	By:	/s/ Padmanabhan Srinivasan
Padmanabhan Srinivasan
Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2026	By:	/s/ W. Matthew Steinfort
W. Matthew Steinfort
Chief Financial Officer
(Principal Financial Officer)