Form 10-Q
period 2026-09-30
DigitalOcean Holdings, Inc.
filed 2026-11-03
CIK 1582961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2026
OR
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
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 29, 2026, there were 117,996,815 shares of the registrant’s common stock, with a par value of $0.000025 per share, outstanding.

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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in Part I, Item 1A. “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2025. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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
The forward-looking statements made in this Quarterly Report on Form 10-Q speak only as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	September 30, 2026	December 31, 2025
Current assets:
Cash and cash equivalents	$666,096	$254,475
Marketable securities	178,645	—
Accounts receivable, less allowance for credit losses of $7,289 and $6,374, respectively	139,811	90,908
Prepaid expenses and other current assets	86,234	81,598
Total current assets	1,070,786	426,981
Property and equipment, net	1,407,705	589,094
Restricted cash	156	158
Goodwill	350,651	348,674
Intangible assets, net	88,303	99,504
Operating lease right-of-use assets, net	704,847	270,854
Deferred tax assets	88,097	90,310
Other assets	24,969	12,130
Total assets	$3,735,514	$1,837,705

Current liabilities:
Accounts payable	$44,660	$38,836
Accrued other expenses	92,994	42,679
Deferred revenue	52,707	5,882
Debt, current	312,052	325,109
Operating lease liabilities, current	147,078	108,037
Finance lease liabilities and equipment financing obligations, current	204,778	31,411
Other current liabilities	72,908	67,510
Total current liabilities	927,177	619,464
Deferred tax liabilities	3,949	4,092
Debt, long-term	149,578	970,653
Operating lease liabilities, long-term	519,533	166,895
Finance lease liabilities and equipment financing obligations, long-term	718,821	99,103
Other non-current liabilities	—	6,188
Total liabilities	2,319,058	1,866,395
Commitments and contingencies (Note 10)

Preferred stock ($0.000025 par value per share; 10,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2026 and December 31, 2025)	—	—
Common stock ($0.000025 par value per share; 750,000,000 shares authorized; 117,920,731 and 91,947,614 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	2	2
Additional paid-in capital	1,453,589	16,005
Accumulated other comprehensive loss	(1,997)	(960)
Accumulated deficit	(35,138)	(43,737)
Total stockholders’ equity (deficit)	1,416,456	(28,690)
Total liabilities and stockholders’ equity	$3,735,514	$1,837,705
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue	$321,192	$229,634	$860,281	$659,037
Cost of revenue	160,122	92,701	399,839	261,715
Gross profit	161,070	136,933	460,442	397,322
Operating expenses:
Research and development	58,786	38,119	165,131	117,357
Sales and marketing	24,207	21,228	68,444	59,917
General and administrative	45,052	32,654	127,900	101,855
Total operating expenses	128,045	92,001	361,475	279,129

Operating income	33,025	44,932	98,967	118,193

Other (expense) income:
Interest expense	(16,408)	(5,042)	(34,424)	(9,489)
Gain (loss) on extinguishment of debt, net	—	48,373	(2,700)	48,104
Induced conversion expense	(57,110)	—	(57,110)	—
Interest income and other income, net	4,068	2,051	10,480	17,334
Other (expense) income, net	(69,450)	45,382	(83,754)	55,949

Income (loss) before income taxes	(36,425)	90,314	15,213	174,142
Income tax benefit (expense)	(6,184)	68,057	(6,614)	59,460
Net income (loss) attributable to common stockholders	$(42,609)	$158,371	$8,599	$233,602
Net income (loss) per share attributable to common stockholders
Basic	$(0.37)	$1.74	$0.08	$2.56
Diluted	$(0.37)	$1.51	$0.08	$2.31
Weighted-average shares used to compute net income per share attributable to common stockholders
Basic	114,682	91,191	104,190	91,421
Diluted	114,682	105,520	108,049	103,036
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income (loss) attributable to common stockholders	$(42,609)	$158,371	$8,599	$233,602
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes	(158)	(352)	(954)	554
Unrealized loss on marketable securities, net of taxes	(83)	—	(83)	—
Other comprehensive income (loss)	(241)	(352)	(1,037)	554
Comprehensive income (loss)	$(42,850)	$158,019	$7,562	$234,156
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at June 30, 2026	105,002,427	$2	$925,014	$(1,756)	$7,471	$930,731
Issuance of common stock under equity incentive plan, net of taxes withheld	374,389	—	(21,405)	—	—	(21,405)
Issuance of common stock in connection with induced conversion of 2030 Convertible Notes, net of transaction costs and tax	12,543,915	—	515,696	—	—	515,696
Stock-based compensation	—	—	34,284	—	—	34,284
Other comprehensive loss	—	—	—	(241)	—	(241)
Net loss attributable to common stockholders	—	—	—	—	(42,609)	(42,609)
Balance at September 30, 2026	117,920,731	$2	$1,453,589	$(1,997)	$(35,138)	$1,416,456

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at June 30, 2025	91,114,675	$2	$8,883	$(591)	$(183,511)	$(175,217)
Issuance of common stock under equity incentive plan, net of taxes withheld	452,584	—	(5,217)	—	—	(5,217)
Repurchase and retirement of common stock including related costs	(101,003)	—	(2,810)	—	—	(2,810)
Stock-based compensation	—	—	20,552	—	—	20,552
Purchases of capped calls related to 2030 Convertible Notes, net of tax	—	—	(20,688)	—	(44,257)	(64,945)
Other comprehensive loss	—	—	—	(352)	—	(352)
Net income attributable to common stockholders	—	—	—	—	158,371	158,371
Balance at September 30, 2025	91,466,256	$2	$720	$(943)	$(69,397)	$(69,618)
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2025	91,947,614	$2	$16,005	$(960)	$(43,737)	$(28,690)
Issuance of common stock under equity incentive plan, net of taxes withheld	1,394,281	—	(58,740)	—	—	(58,740)
Issuance of common stock under employee stock purchase plan, net of taxes withheld	86,869	—	2,494	—	—	2,494
Issuance of common stock in connection with follow-on public offering, net of underwriter discounts and issuance costs	11,948,052	—	887,888	—	—	887,888
Issuance of common stock in connection with induced conversion of 2030 Convertible Notes, net of transaction costs and tax	12,543,915	—	515,696	—	—	515,696
Stock-based compensation	—	—	90,246	—	—	90,246
Other comprehensive loss	—	—	—	(1,037)	—	(1,037)
Net income attributable to common stockholders	—	—	—	—	8,599	8,599
Balance at September 30, 2026	117,920,731	$2	$1,453,589	$(1,997)	$(35,138)	$1,416,456

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2024	92,234,517	$2	$57,282	$(1,497)	$(258,742)	$(202,955)
Issuance of common stock under equity incentive plan, net of taxes withheld	1,484,481	—	(18,058)	—	—	(18,058)
Issuance of common stock under employee stock purchase plan, net of taxes withheld	103,805	—	2,660	—	—	2,660
Repurchase and retirement of common stock including related costs	(2,356,547)	—	(82,416)	—	—	(82,416)
Stock-based compensation	—	—	61,940	—	—	61,940
Purchases of capped calls related to 2030 Convertible Notes, net of tax	—	—	(20,688)	—	(44,257)	(64,945)
Other comprehensive income	—	—	—	554	—	554
Net income attributable to common stockholders	—	—	—	—	233,602	233,602
Balance at September 30, 2025	91,466,256	$2	$720	$(943)	$(69,397)	$(69,618)

See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net income attributable to common stockholders	$8,599	$233,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	171,771	97,035
Stock-based compensation	91,276	60,313
Provision for expected credit losses	13,078	13,337
Loss (gain) on extinguishment of debt, net	2,700	(48,104)
Induced conversion expense	57,110	—
Deferred income taxes	—	(72,522)
Operating lease right-of-use assets and liabilities, net	(42,520)	(7,746)
Non-cash interest expense	3,872	5,451
Net accretion of discounts and amortization of premiums on investments	(1,088)	—
Other	7,737	(7,652)
Changes in operating assets and liabilities:
Accounts receivable	(62,040)	(25,060)
Prepaid expenses and other current assets	(4,602)	(4,875)
Accounts payable and accrued expenses	24,618	18
Deferred revenue	46,825	3,190
Other assets and liabilities	780	5,337
Net cash provided by operating activities	318,116	252,324

Investing activities
Capital expenditures - property and equipment	(105,124)	(102,931)
Capital expenditures - internal-use software	(19,279)	(6,541)
Acquisition of equipment under financing arrangements	(75,143)	(27,622)
Purchase of intangible assets	(754)	(1,835)
Cash paid for acquisition of businesses, net of cash acquired	(4,042)	—
Purchase of marketable securities	(177,632)	—
Proceeds from sale of equipment	—	157
Net cash used in investing activities	(381,974)	(138,772)

Financing activities
Proceeds from direct offering for induced conversion of 2030 Convertible Notes, net of related costs	1,473,883	—
Repayment of 2030 Convertible Notes upon induced conversion	(1,478,102)	—
Proceeds from follow-on public offering, net of underwriting discounts and issuance costs	887,888	—
Proceeds from drawdown of Term Loan Facility	120,000	—
Principal repayment of Term Loan Facility	(500,000)	—
Payment of issuance costs related to Equipment Lease Facility	(7,239)	—
Proceeds related to issuance of common stock under equity incentive plan	3,678	3,628
Proceeds from issuance of common stock under employee stock purchase plan	2,494	2,660
Employee payroll taxes paid related to net settlement of equity awards	(62,054)	(22,222)
Proceeds from issuance of 2030 Convertible Notes, net of issuance costs	—	606,827
See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Purchases of capped calls related to 2030 Convertible Notes	—	(83,875)
Proceeds from 2025 Credit Facility, net of issuance costs	—	375,919
Repayments of 2026 Convertible Notes including related costs	—	(1,131,458)
Proceeds from financing arrangements	75,143	27,622
Principal repayments of finance leases and financing arrangements	(39,895)	(4,154)
Repurchase and retirement of common stock including related costs	—	(82,124)
Net cash provided by (used in) financing activities	475,796	(307,177)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(319)	(7)
Increase (decrease) in cash, cash equivalents and restricted cash	411,619	(193,632)
Cash, cash equivalents and restricted cash - beginning of period	254,633	430,193
Cash, cash equivalents and restricted cash - end of period	$666,252	$236,561

Supplemental disclosures of cash flow information:
Cash paid for interest	$25,240	$2,722
Cash paid for taxes, net of refunds	3,389	4,910
Operating cash flows paid for operating leases	118,645	95,738
Non-cash investing and financing activities:
Capitalized stock-based compensation	$3,599	$1,627
Property and equipment received but not yet paid, included in accounts payable and accrued other expenses	57,578	76,345
Debt and equipment lease facility issuance costs incurred but not yet paid, included in accounts payable and accrued liabilities	35	750
Operating right-of-use assets obtained in exchange for operating lease liabilities	492,929	161,219
Finance right-of-use assets obtained in exchange for finance lease liabilities	750,038	1,486

See accompanying notes to condensed consolidated financial statements

DIGITALOCEAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Note 1. Nature of Business
DigitalOcean Holdings, Inc. and its subsidiaries (collectively, “the Company”, “we”, “our”, “us”) is an AI-Native Cloud, purpose-built for inference and agentic workloads, that brings infrastructure, core cloud services, inference, data, and agents together in one integrated stack that is open throughout, giving builders the best of the AI ecosystem in one place. The Company’s platform is designed to be simple, scalable and approachable by providing a variety of product offerings that were built with the needs of growing technology companies in mind. The Company offers a comprehensive set of cloud platform capabilities which span across Infrastructure-as-a-Service (“IaaS”), including Droplet virtual machines, storage and networking offerings; Platform-as-a-Service (“PaaS”) and Software-as-a-Service (“SaaS”), including Managed Hosting, Managed Database, Managed Kubernetes and Marketplace offerings. The Company also offers a comprehensive artificial intelligence and machine learning (“AI/ML”) platform - DigitalOcean Gradient® AI Agentic Cloud, which includes Gradient AI Infrastructure with offerings such as GPU Droplets and Bare Metal GPUs; the Gradient AI Platform which offers various building block services including Large Language Models (“LLMs”); and Gradient AI Agents. The Company continues to invest in its platform to further penetrate the growing markets in which it operates.
The Company has adopted a holding company structure and the primary operations are performed globally through its wholly owned operating subsidiaries.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include accounts of the Company and all wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of September 30, 2026, results of operations for the three and nine months ended September 30, 2026 and 2025, cash flows for the nine months ended September 30, 2026 and 2025, and stockholders' equity (deficit) for the three and nine months ended September 30, 2026 and 2025.
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

Restricted Cash
The following table reconciles cash, cash equivalents and restricted cash per the condensed consolidated statements of cash flows:

	September 30,
	2026	2025
Cash and cash equivalents	$666,096	$236,561
Restricted cash(1)	156	—
Total cash, cash equivalents and restricted cash	$666,252	$236,561
___________________
(1) Restricted cash as of September 30, 2026 primarily consisted of deposits held with certain government agencies to satisfy local jurisdictional requirements.
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
The following table presents the changes in the allowance for expected credit losses for the period presented:

Amount
Balance as of December 31, 2025	$6,374
Provision for expected credit losses	13,078
Write-offs and other	(12,163)
Balance as of September 30, 2026	$7,289
Recent Accounting Pronouncements – Adopted
In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-05, Financial Instruments - Credit Losses (“Topic 326”): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which amends Topic 326 to provide a practical expedient and an accounting policy election related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under Accounting Standards Codification 606. Specifically, in developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company adopted the practical expedient of ASU 2025-05 on January 1, 2026 on a prospective basis. There was no impact on the Company’s condensed consolidated financial statements.
Recent Accounting Pronouncements – Pending Adoption
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (“Subtopic 220-40”): Disaggregation of Income Statement Expenses (“ASU 2024-03”). In January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (“Subtopic 220-40”): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires that an entity breaks down expenses into specific categories, such as employee compensation and costs related to depreciation and amortization, as well as a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. Further, ASU 2024-03 requires disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. As clarified in ASU 2025-01, the amendments in ASU 2024-03 are required to be adopted for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied on a prospective basis for financial statements issued after the adoption date, although retrospective application is permitted. The Company is currently evaluating the impact of adoption on its financial disclosures.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (“Subtopic 350-40”): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 modernizes the accounting for internal-use software costs by increasing the operability of the recognition guidance considering different methods of software development. ASU 2025-06 is effective for the Company for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The amendment can be applied prospectively, retrospectively, or via a modified prospective transition method. The Company is currently evaluating the impact of the new standard on its condensed consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (“Topic 270”): Narrow-scope Improvements (“ASU 2025-11”). ASU 2025-11 enhances GAAP interim reporting by specifying required disclosures, establishing a disclosure principle for material post-year-end events, and clarifying the scope, types, and presentation of interim financial statements. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 for public business entities and for interim reporting periods within annual reporting periods beginning after December 15, 2028 for entities other than public business entities. Early adoption is permitted. The amendment can be applied prospectively or retrospectively for all prior periods presented in the financial statements. The Company is currently evaluating the impact of the new standard; however, it does not expect that the standard will have a material impact on its condensed consolidated financial statements and related disclosures.
Note 3. Revenue
Revenue Disaggregation
Based on the information provided to and reviewed by the Company’s Chief Executive Officer (“CEO”), its chief operating decision maker (“CODM”), the Company believes that the nature, amount, timing and uncertainty of its revenue and cash flows and how they are affected by economic factors is most appropriately depicted based on the category of its customers. Customers are classified in categories based on the amount of their spend in a given month and individual customers may fall within different categories within a reporting period.
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
Revenue by customer ARR category, as determined based on the customers’ spend in a given month, was as follows:

	Three Months Ended September 30,
	2026		2025
	Amount	Percentage of Revenue(2)	Amount	Percentage of Revenue(2)
Above $6K and under $100K Customers(1)	$90,898	28%	$81,832	36%
Above $100K and under $500K Customers(1)	26,618	8%	23,105	10%
Above $500K and under $1M Customers(1)	8,760	3%	7,624	3%
Above $1M Customers(1)	96,547	30%	25,884	11%
Digital Native Enterprise Customers(1)	$222,823	69%	$138,445	60%
Developers and other(1) (3)	98,369	31%	91,189	40%
Total	$321,192	100%	$229,634	100%

	Nine Months Ended September 30,
	2026		2025
	Amount	Percentage of Revenue(2)	Amount	Percentage of Revenue(2)
Above $6K and under $100K Customers(1)	$265,187	31%	$236,958	36%
Above $100K and under $500K Customers(1)	77,259	9%	67,223	10%
Above $500K and under $1M Customers(1)	25,226	3%	21,878	3%
Above $1M Customers(1)	206,945	24%	62,882	10%
Digital Native Enterprise Customers(1)	$574,617	67%	$388,941	59%
Developers and other(1) (3)	285,664	33%	270,096	41%
Total	$860,281	100%	$659,037	100%
___________________________
(1) Beginning in the fourth quarter of 2025, the Company revised its customer category naming and classification. Prior periods have been recast to reflect the effects of these changes.
(2) May not recalculate due to rounding.
(3) Beginning in the fourth quarter of 2025, Developers and other include revenue from users that spend less than or equal to $500 in a given month, revenue from certain legacy Bare Metal CPU offerings, miscellaneous revenue and other reserve adjustments. Prior periods have been recast to reflect the effect of this change.
Geographical Information
Revenue, as determined based on the Company’s customers’ billing addresses, was as follows:

	Three Months Ended September 30,
	2026		2025
	Amount	Percentage of Revenue (1)	Amount	Percentage of Revenue (1)
North America	$157,484	49%	$91,244	40%
Europe	63,479	20%	61,897	27%
Asia	72,590	23%	52,253	23%
Rest of the world	27,639	8%	24,240	10%
Total	$321,192	100%	$229,634	100%

	Nine Months Ended September 30,
	2026		2025
	Amount	Percentage of Revenue (1)	Amount	Percentage of Revenue (1)
North America	$401,224	47%	$248,741	38%
Europe	188,105	22%	180,032	27%
Asia	192,109	22%	154,021	23%
Rest of the world	78,843	9%	76,243	12%
Total	$860,281	100%	$659,037	100%
___________________________
(1) May not recalculate due to rounding.
Revenue derived from customers in the United States was 45% and 40% of total revenue for the three and nine months ended September 30, 2026, respectively, and 34% and 32% of total revenue for the three and nine months ended September 30, 2025, respectively.
Deferred Revenue
Deferred revenue was $52,707 and $5,882 as of September 30, 2026 and December 31, 2025, respectively. Revenue recognized during the three months ended September 30, 2026 and 2025 was $344 and $325, respectively, and $3,064 and $3,210 during the nine months ended September 30, 2026 and 2025, respectively, which was included in the deferred revenue balances at the beginning of each respective period. Subsequent to September 30, 2026, the Company received $107,433 in cash from a customer that will be recorded as deferred revenue and recognized over the contract term.
Remaining Performance Obligations
The Company has performance obligations associated with commitments in customer contracts for future services that have not yet been recognized in the condensed consolidated financial statements. As of September 30, 2026, the aggregate transaction price allocated to the remaining performance obligations, which includes contracts with expected term of one year or less, was $799,707 with a weighted-average life of 3.7 years. As of September 30, 2026, the Company expects to recognize $345,111 of its remaining performance obligations as revenue over the next 12 months, with the remainder recognized thereafter over the remaining life of the contracts.
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
Note 4. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents, on the condensed consolidated balance sheets as of September 30, 2026. The Company had no available-for-sale marketable securities as of December 31, 2025.

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
U.S. Treasury securities	$99,280	$—	$(42)	$99,238
Commercial paper	79,440	—	(33)	79,407
Total Marketable securities	$178,720	$—	$(75)	$178,645

Interest income from investments was $5,083, and $2,630 for the three months ended September 30, 2026 and 2025, respectively, and $14,350 and $9,489 for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, all of the Company’s available-for-sale short-term investments were due within one year.
As of September 30, 2026, the Company held nine securities that were in an unrealized loss position. The Company does not intend to sell and expects that it is more likely than not that it will not be required to sell these securities until such time as the value recovers or the securities mature. Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates and not credit-related factors based on the Company’s evaluation of available evidence. To determine whether a decline in value is related to credit loss, the Company evaluates, among other factors: the extent to which the fair value is less than the amortized cost basis, changes to the rating of the security by a rating agency and any adverse conditions specifically related to an issuer of a security or its industry. Management does not believe any remaining unrealized losses represent impairments based on our evaluation of available evidence. Unrealized gains and losses on marketable securities are presented net of tax.
Note 5. Fair Value Measurements
The fair value of the Company’s financial assets measured on a recurring basis was as follows:

	September 30, 2026
	Level 1	Level 2	Total
Cash and cash equivalents:
Cash	$84,578	$—	$84,578
Money market funds	501,587	—	501,587
U.S. Treasury securities	39,968	—	39,968
Commercial paper	—	39,963	39,963
Total cash and cash equivalents	$626,133	$39,963	$666,096
Marketable securities:
U.S. Treasury securities	$99,238	$—	$99,238
Commercial paper	—	79,407	79,407
Total Marketable securities	$99,238	$79,407	$178,645

	December 31, 2025
	Level 1	Level 2	Total
Cash and cash equivalents:
Cash	$57,363	$—	$57,363
Money market funds	197,112	—	197,112
Total cash and cash equivalents	$254,475	$—	$254,475
The Company classifies its highly liquid money market funds and U.S. Treasury securities within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its commercial paper within Level 2 because it is valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded. The Company had no Level 2 financial assets as of December 31, 2025 and no Level 3 financial assets as of September 30, 2026 and December 31, 2025.
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

Note 6. Balance Sheet Details
Property and equipment, net
Property and equipment, net consisted of the following:

	September 30, 2026	December 31, 2025
Servers and related equipment	$1,072,894	$933,576
Equipment under finance leases	758,859	13,316
Equipment under financing obligations	200,490	131,503
Internal-use software	138,213	121,735
Leasehold improvements	655	412
Furniture and fixtures	438	262
Property and equipment, gross	$2,171,549	$1,200,804

Less: accumulated depreciation	$(665,568)	$(524,829)
Less: accumulated amortization	(98,276)	(86,881)
Property and equipment, net	$1,407,705	$589,094
Depreciation expense on property and equipment was $66,087, and $28,062 for the three months ended September 30, 2026 and 2025, respectively, and $145,308, and $75,410 for the nine months ended September 30, 2026 and 2025, respectively.
Capitalized costs related to the development of computer software for internal use were $7,056 and $3,881 for the three months ended September 30, 2026 and 2025, respectively, and $16,737 and $8,168 for the nine months ended September 30, 2026 and 2025, respectively, which are included in internal-use software costs within property and equipment, net. Amortization expense related to internal-use and purchased software was $3,984 and $2,084 for the three months ended September 30, 2026 and 2025, respectively, and $11,384 and $6,483 for the nine months ended September 30, 2026 and 2025, respectively.
Note 7. Debt
Debt, Long-term
The net carrying amount of the Company’s debt consisted of the following:

	Outstanding as of
	September 30, 2026	December 31, 2025
2030 Convertible Notes	$153,172	$625,000
2026 Convertible Notes	312,322	312,322
Term Loan Facility	—	380,000
Total obligations	465,494	1,317,322
Unamortized debt issuance costs	(3,864)	(21,560)
Carrying value of debt	461,630	1,295,762
Less: Debt, current	(312,052)	(325,109)
Debt, long-term	$149,578	$970,653
As of September 30, 2026, the total fair value of the 2030 Convertible Notes (as defined below) was $539,674, and the fair value of the 2026 Convertible Notes (as defined below) was $313,807. The fair value was determined based on the closing trading price as of the last day of trading for the period. The Company classifies the fair value to be a Level 2 valuation within the fair value measurement hierarchy due to the limited trading activity.

2030 Convertible Notes
On August 14, 2025, the Company issued $625,000 aggregate principal amount of 0.00% Convertible Senior Notes due 2030 (“2030 Convertible Notes”). The 2030 Convertible Notes are senior unsecured obligations of the Company and do not bear regular interest, and the principal amount of the 2030 Convertible Notes does not accrete. The 2030 Convertible Notes will mature on August 15, 2030, unless earlier converted, redeemed or repurchased.
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
During the three months ended March 31, 2026 and continuing through the three months ended June 30, 2026 and the three months ended September 30, 2026, the circumstances allowing holders to convert the 2030 Convertible Notes were met since the Company’s last reported sale price per share of the Company’s common stock exceeded 130% of the conversion price of $39.17 for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter. Therefore, the 2030 Convertible Notes have been convertible, in whole or in part, at the option of the holders since April 1, 2026 and are convertible until December 31, 2026. Whether the 2030 Convertible Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future.
The Company has the election of settling any conversion of the 2030 Convertible Notes in cash, shares of its common stock, or a combination of both. The Company continues to classify the 2030 Convertible Notes as a long-term liability in its condensed consolidated balance sheets as of September 30, 2026 because the Company has the option to settle the 2030 Convertible Notes in shares and the maturity date exceeds one year from the balance sheet date.
Partial Repurchase of 2030 Convertible Notes
In July 2026, the Company entered into privately negotiated agreements with certain holders of its 2030 Convertible Notes to repurchase $471,828 aggregate principal amount for aggregate cash consideration of $1,474,414, based on the volume-weighted average price of the Company’s common stock of $117.54 per share. The repurchase closed on July 23, 2026 and was funded by a concurrent registered direct offering. Refer to Note 11. Stockholders’ Equity of the condensed consolidated financial statements for details on the registered direct offering. The note repurchase and the direct offering were cross-conditional. Upon completion, the repurchased notes were retired.
The Company accounted for the repurchase as an induced conversion and recognized a $516,253 increase to additional paid-in capital for $460,231 of the carrying value of the repurchased portion of the 2030 Convertible Notes, $2,601 of related tax impact and $53,422 of the fair value of consideration paid to holders of the 2030 Convertible Notes in excess of the value to which they were entitled to receive pursuant to the original conversion terms (“2030 Notes Induced Conversion Incentive”). The Company recorded the 2030 Notes Induced Conversion Incentive and $3,688 of transaction-

related fees paid with cash on hand in other (expense) income, net in the Company’s condensed consolidated statements of operations for a total induced conversion expense of $57,110 during the three months ended September 30, 2026.
As of September 30, 2026, $153,172 aggregate principal amount of the 2030 Convertible Notes remained outstanding with a maturity date of August 15, 2030.
2030 Capped Calls
In connection with the issuance of the 2030 Convertible Notes, the Company entered into capped call transactions with certain financial institutions (“2030 Capped Calls”). The 2030 Capped Calls have an initial strike price of $39.17 per share, which corresponds to the initial conversion price of the 2030 Convertible Notes. The 2030 Capped Calls have an initial cap price of $66.51 per share. At that time, the 2030 Capped Calls were generally expected to reduce the potential dilution to the Company’s common stock upon any conversion of the 2030 Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2030 Convertible Notes, with such reduction and/or offset subject to the cap price. The strike price, cap price and other terms of the 2030 Capped Calls are subject to certain adjustments under the terms of the capped call transactions. Notwithstanding the partial repurchase of the 2030 Convertible Notes that closed on July 23, 2026, the Company did not take any actions on the 2030 Capped Calls and they continued to remain outstanding as of September 30, 2026. The 2030 Capped Calls expire on August 15, 2030, unless exercised or called prior to that date.
2025 Credit Facility
On May 5, 2025, the Company entered into a credit agreement (the “Credit Agreement”) by and among the Company, its wholly owned subsidiary, DigitalOcean, LLC, as borrower, Morgan Stanley Senior Funding, Inc., as administrative agent, and the other parties thereto for a $500,000 senior secured delayed draw term loan facility (“Term Loan Facility”, and any loans thereunder “Term Loans”) and a $300,000 senior secured revolving credit facility (“Revolving Facility”, and any loans thereunder “Revolving Loans”) which includes a $30,000 sublimit for the issuance of letters of credit (collectively the “2025 Credit Facility”). On May 4, 2026, the Company entered into an amendment to the Credit Agreement (the “First Amendment”), which, among other modifications, (i) increased the Revolving Facility to $412,500, (ii) increased the letter of credit sublimit to $80,000, and (iii) amended the definition of “Indebtedness” to provide that capitalized leases shall be deemed to be an amount equal to 25% of the capitalized amount. The Term Loan Facility and Revolving Facility mature on May 5, 2030, and are subject to a springing maturity date in the event certain conditions occur as described in the Credit Agreement. Revolving Loans may be borrowed, repaid and reborrowed, until their maturity date. Term Loans may be borrowed until February 5, 2026 and, once borrowed and repaid, cannot be reborrowed.
On February 3, 2026, the Company drew down the remaining $120,000 available principal under its Term Loan Facility resulting in a total outstanding principal amount of $500,000. On March 27, 2026, the Company repaid the $500,000 outstanding principal of its Term Loan Facility in cash from the proceeds of its follow-on offering (see Note 11. Stockholders’ Equity) and wrote-off $2,700 of related unamortized issuance cost as loss on extinguishment of debt in other (expense) income, net on the Company’s condensed consolidated statements of operations during the nine months ended September 30, 2026.
The Credit Agreement includes customary representations, warranties, and affirmative and negative covenants, including financial covenants that require the Company to maintain certain levels of total net leverage ratio and interest coverage ratio. As of September 30, 2026, the Company was in compliance with all covenants under the 2025 Credit Facility.
The Company was issued letters of credit under the letter of credit sublimit of its Revolving Facility of $9,734 and $15,584 during the three and nine months ended September 30, 2026, respectively. No drawdowns have been made under the Company’s letters of credit and the Revolving Facility. The Company’s total available borrowing capacity under the Revolving Facility was $396,916 as of September 30, 2026.

2026 Convertible Notes
In November 2021, the Company issued $1,500,000 aggregate principal amount of convertible notes (“2026 Convertible Notes”). The 2026 Convertible Notes are senior unsecured obligations of the Company and do not bear interest, and the principal amount of the 2026 Convertible Notes does not accrete.
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
On August 14, 2025, the Company repurchased approximately $1,187,678 aggregate principal amount of the 2026 Convertible Notes. The outstanding $312,322 of aggregate principal amount of 2026 Convertible Notes will mature on December 1, 2026 unless earlier converted, redeemed, or repurchased. Upon conversion of the 2026 Convertible Notes, the Company will pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election.
Issuance Costs
Issuance costs are amortized to interest expense over the contractual term of the respective borrowing. Contractual interest expense consists of commitment fees and cash interest expense under the Company’s 2025 Credit Facility and Equipment Lease Facility. Interest expense related to the Company’s convertible notes and credit facilities consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Contractual interest expense	$296	$3,084	$6,217	$3,392
Amortization of debt issuance costs	912	1,752	3,872	5,757
Note 8. Operating Leases
The Company leases co-location space at data center facilities and, to a lesser extent, corporate offices, all of which are classified as operating leases. Operating leases generally have an initial lease term ranging from two to thirteen years, which includes any option to renew or terminate the lease when it is reasonably certain that the option will be exercised.
The components of operating lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating lease expense	$44,940	$29,942	$118,956	$86,273
Variable lease expense	7,433	2,810	15,781	7,571
Short-term lease expense	—	87	20	272
Total operating lease expense	$52,373	$32,839	$134,757	$94,116
Weighted-average remaining lease term and discount rate were as follows:

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years)	6.9	3.4
Weighted-average discount rate	6%	6%

Maturities of operating lease liabilities as of September 30, 2026 were as follows:

2026	$53,189
2027	163,201
2028	106,520
2029	90,512
2030	81,690
2031	80,985
Thereafter	252,128
Total undiscounted operating lease liabilities	828,225
Less: Imputed interest	(161,614)
Total present value of operating lease liabilities	666,611
Less: Current portion of operating lease liabilities	(147,078)
Operating lease liabilities, long-term	$519,533
As of September 30, 2026, the Company had $2,955,158 of estimated undiscounted fixed payment obligations primarily for leases of co-location space at data center facilities that have not yet commenced and were not included in the condensed consolidated balance sheets. These leases are scheduled to commence between November 2026 and June 2028, and have a weighted-average lease term of 11.1 years.
Note 9. Finance Leases and Equipment Financing Obligations
The Company enters into finance leases and equipment financing obligations for servers and related equipment. The components of finance lease and equipment financing obligations expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Finance leases:
Amortization of finance lease right-of-use assets	$28,643	$1,280	$40,582	$3,892
Interest expense on finance lease liabilities	12,176	41	16,973	165
Equipment financing obligations:
Depreciation of assets under equipment financing obligations	7,755	1,323	20,119	1,323
Interest expense on equipment financing obligations	3,024	164	7,347	164
Total finance lease and equipment financing obligations expense	$51,598	$2,808	$85,021	$5,544
Weighted-average remaining term and discount rate of finance lease liabilities and equipment financing obligations were as follows:

	September 30, 2026	December 31, 2025
Finance Leases
Weighted-average remaining term (in years)	5.7	0.9
Weighted-average discount rate	7%	7%

Equipment Financing Obligations
Weighted-average remaining term (in years)	3.9	3.9
Weighted-average discount rate	7%	7%

Maturities of finance lease liabilities and equipment financing obligations as of September 30, 2026 were as follows:

	Finance Leases	Equipment Financing Obligations	Total
2026	$56,696	$13,732	$70,428
2027	192,716	57,309	250,025
2028	191,904	57,198	249,102
2029	191,855	53,364	245,219
2030	145,125	19,613	164,738
2031	67,769	11,895	79,664
Total undiscounted finance lease liabilities and equipment financing obligations	$846,065	$213,111	$1,059,176
Less: Imputed interest	(109,886)	(25,691)	(135,577)
Total present value of finance lease liabilities and equipment financing obligations	$736,179	$187,420	$923,599
Less: Finance lease liabilities and equipment financing obligations, current	(159,047)	(45,731)	(204,778)
Finance lease liabilities and equipment financing obligations, long-term	$577,132	$141,689	$718,821
In October 2026, the Company entered into agreements to receive servers and related equipment under (i) finance leases with total estimated undiscounted payments of $19,992, commencing between November 2026 and November 2027, with a weighted-average lease term of 5.0 years, and (ii) equipment financing arrangements with total estimated undiscounted payments of $33,018 commencing in November 2026 with a weighted-average lease term of 5.0 years.
Equipment Lease Facility
On September 10, 2026, the Company and its wholly owned subsidiary, DigitalOcean, LLC (the “Lessee”), entered into an agreement with MUFG Americas Capital Leasing & Finance, LLC, as lessor (the “Lessor”), MUFG Bank, Ltd., as administrative agent and collateral agent, and the other parties thereto providing for up to $725,000 of committed financing to fund purchases of data center equipment, including an accordion feature permitting the Company to increase the committed financing by up to an additional $300,000 to $1,025,000 in the aggregate (the “Equipment Lease Facility”). The Company may request advances through September 10, 2027, funding up to 90% of the cost of equipment with the Lessee funding the remaining balance as prepaid rent, and the Lessor will acquire equipment with such funds and lease it to the Lessee. The Equipment Lease Facility matures on September 10, 2030. Each advance drawn under the Equipment Lease Facility will be accounted for as a separate finance lease.
Rent under each equipment lease is payable monthly in arrears and amortizes the applicable advance in full by September 10, 2030. Each equipment lease bears interest at a fixed rate, determined at the time of the applicable drawdown, equal to a term SOFR swap rate plus 2.75% per annum. Undrawn commitments under the Equipment Lease Facility are subject to a commitment fee of 0.20% per annum, increasing to 0.40% per annum six months after closing. The Lessee may prepay and purchase the equipment in whole or in part, subject to a prepayment premium of 5% in the first year and 3% in the second year following the applicable advance. Title to the equipment will transfer to the Lessee for nominal consideration upon payment in full of the amounts under the applicable equipment lease.
The Equipment Lease Facility is guaranteed by the Company and certain of its subsidiaries, is secured by the related equipment and collateral, and contains financial covenants and events of default substantially consistent with those under the 2025 Credit Facility.
In connection with the Equipment Lease Facility, the Company paid customary arrangement, upfront and agency fees of $7,274, which are recognized as deferred financing fees in other assets within the condensed consolidated balance sheets, and are deferred until drawdown and will be amortized through the Equipment Lease Facility maturity on September 10, 2030. As of September 30, 2026, the Company had not drawn advances under the Equipment Lease Facility. The Company’s total available borrowing capacity under the Equipment Lease Facility was $725,000 as of September 30, 2026.

On October 6, 2026, the Company exercised an additional $60,000 of the accordion feature, increasing the total committed financing to $785,000.
Note 10. Commitments and Contingencies
Purchase Commitments
The Company has commitments and purchase orders with various software license, bandwidth, network services and third-party license vendors. The Company’s purchase commitments have not materially changed since December 31, 2025 except for a long-term purchase agreement for a software license with total non-cancelable payments of $128,072 and a contractual term of up to 6.0 years that commenced in July 2026.
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
Letters of Credit
In relation to the execution of data center leases, the Company was issued letters of credit under the letter of credit sublimit of its Revolving Facility of $9,734 and $15,584 during the three and nine months ended September 30, 2026, respectively. There were no outstanding letters of credit as of December 31, 2025. No drawdowns have been made under the Company’s letters of credit as of September 30, 2026. Refer to Note 7. Debt of the condensed consolidated financial statements for further details.
Note 11. Stockholders’ Equity
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
2026 Direct Offering
On July 23, 2026, the Company completed a registered direct offering of 12,543,915 shares of common stock at a price of $117.54 per share concurrent with the partial repurchase of the 2030 Notes. The Company received net proceeds of $1,473,857 after deducting $557 of transaction-related fees paid and payable that were recognized as a decrease to additional paid-in capital. The proceeds were used to repurchase $471,828 in aggregate principal amount of 2030 Convertible Notes. Cash on hand was used to pay transaction-related fees. Refer to Note 7. Debt of the condensed consolidated financial statements for further details.
Share Buyback Program
On August 11, 2025, the Company adopted a new stock repurchase program authorizing the repurchase of up to $100,000 of its common stock (“2025 Share Buyback Program”). Pursuant to the 2025 Share Buyback Program, repurchases of the Company’s common stock may be made at prevailing market prices through open market purchases, in negotiated transactions off the market or otherwise, including through Rule 10b5-1 plans. The 2025 Share Buyback Program will expire on July 31, 2027; however, the Company is not obligated to acquire any particular amount of common stock and the program may be extended, modified, suspended or discontinued at any time at the Company’s discretion. During the three and nine months ended September 30, 2026, the Company had no repurchases of shares under the 2025 Share Buyback Program.
Note 12. Stock-Based Compensation
Equity Incentive Plan
In March 2021, the Company’s Board of Directors adopted, and the stockholders approved, the 2021 Equity Incentive Plan (“2021 Plan”). The 2021 Plan is a successor to and continuation of the 2013 Stock Plan. The 2021 Plan became effective on the date of the Company’s initial public offering with no further grants being made under the 2013 Stock Plan; however, awards outstanding under the 2013 Stock Plan continued to be governed by their existing terms. The 2021 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”), market-based restricted stock units (“MRSUs”) and other awards to employees, directors, and consultants. Shares issued pursuant to the exercise or settlement of these awards are transferable by the holder. There were 29,402,187 shares available for grant under the 2021 Plan as of September 30, 2026.
RSUs and PRSUs
RSUs granted typically vest over four years. The Company has also issued PRSUs which vest based on the achievement of each award’s established performance targets. Depending on the actual financial metrics achieved relative to the target financial metrics throughout the defined performance period of the award, the number of Long Term Incentive Plan (“LTIP”) PRSUs that vest could range from 0% to 200% of the target amount and are subject to the Compensation Committee’s approval of the level of achievement against the approved performance targets.
Assuming the minimum performance level is achieved, one-third of the aggregate number of the achieved LTIP PRSUs shall vest on the later of (i) March 1 of the year after grant, (ii) the first anniversary of the grant date, or (iii) two trading days following the public release of the Company’s financial results for the year of grant, and the remainder shall vest over the following two years in eight equal quarterly installments subject, in each case, to the individual’s continuous service through the applicable vesting date.
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
As of September 30, 2026, there was $147,974 of unrecognized stock-based compensation, net of estimated forfeitures, related to outstanding RSUs, that is expected to be recognized over a weighted-average period of 3.0 years. As of September 30, 2026, there was $17,660 of unrecognized stock-based compensation, net of estimated forfeitures, related to outstanding PRSUs that is expected to be recognized over a weighted-average period of 2.5 years.
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
As of September 30, 2026, the conditions related to the Company Stock Price Target applicable to Tranches 1, 2, and 3 of the MRSUs had been met. Subject to Mr. Srinivasan’s continued service through the applicable vesting dates, 50% of the Tranche 1, 2, and 3 MRSUs will vest upon the Compensation Committee’s certification of Company Stock Price

Target performance achievement in the first quarter of 2027 and the remaining 50% will vest upon the Compensation Committee’s certification in the first quarter of 2029.
As of September 30, 2026, there was $2,389 of unrecognized stock-based compensation related to the MRSU award that is expected to be recognized over a weighted-average period of 2.4 years.
ESPP
In March 2021, the Company’s Board of Directors adopted, and the stockholders approved, the 2021 Employee Stock Purchase Plan (“ESPP”). Eligible employees enroll in the offering period at the start of each purchase period, whereby they may purchase a number of shares at a price per share equal to 85% of the lesser of (1) the stock price at the employee’s first participation in the offering period or (2) the fair market value of the Company’s common stock on the purchase date. There were 5,918,387 shares available for grant under the ESPP as of September 30, 2026.
Stock-Based Compensation
Stock-based compensation is included in the condensed consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Cost of revenue	$1,138	$1,225	$4,410	$4,042
Research and development	17,195	8,536	43,049	26,261
Sales and marketing	3,041	3,188	7,826	8,823
General and administrative	14,671	6,851	35,991	21,187
Total	$36,045	$19,800	$91,276	$60,313

Note 13. Net Income per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
Basic net income per share:
Numerator:
Net income (loss) attributable to common stockholders	$(42,609)	$158,371	$8,599	$233,602
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders	114,682	91,191	104,190	91,421
Basic	$(0.37)	$1.74	$0.08	$2.56

Diluted net income per share:
Numerator:
Net income (loss) attributable to common stockholders	$(42,609)	$158,371	$8,599	$233,602
Interest expense on dilutive convertible notes, net of tax	—	1,203	—	4,399
Net income (loss) used in diluted calculation	$(42,609)	$159,574	$8,599	$238,001
Denominator:
Number of shares used in basic calculation	114,682	91,191	104,190	91,421
Weighted-average effect of dilutive securities:
Stock Options	—	664	662	762
RSUs	—	428	2,880	779
PRSUs	—	81	153	69
MRSUs	—	—	164	—
2026 Convertible Notes	—	5,004	—	7,258
2030 Convertible Notes	—	8,152	—	2,747
Number of shares used in diluted calculation	114,682	105,520	108,049	103,036
Diluted net income (loss) per share attributable to common stockholders	$(0.37)	$1.51	$0.08	$2.31
We calculate the potential dilutive effect of the convertible senior notes under the if-converted method. Under this method, diluted earnings per share are determined by assuming that outstanding convertible senior notes were converted into shares of our common stock at the beginning of the reporting period.
In connection with the issuance of the convertible senior notes, we entered into the capped call transactions, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. The capped call transactions are expected to partially offset the potential dilution to our common stock upon any conversion of the convertible senior notes.

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Stock Options	562	—	—	—
RSUs	2,702	2,988	58	2,692
PRSUs	163	—	1	—
MRSUs	172	—	—	—
2026 Convertible Notes	1,750	—	1,750	—
2030 Convertible Notes	6,922	—	12,912	—
Total	12,271	2,988	14,721	2,692
Note 14. Income Taxes
The computation of the provision for, or benefit from, income taxes for an interim period is determined using an estimated annual effective tax rate, adjusted for discrete items, if any. Each quarter, the Company updates the estimated annual effective tax rate and records a year-to-date adjustment to the tax provision, as necessary.
For the three and nine months ended September 30, 2026, the Company recorded income tax expense of $6,184 and $6,614, respectively. The effective tax rate for the three and nine months ended September 30, 2026 was (17.0)% and 43.5%, respectively. The effective tax rate differs from the statutory rate primarily due to the induced conversion expense recognized on the partial repurchase of the Company’s 2030 Convertible Notes, which carries no tax benefit. The mix of income in the foreign jurisdictions in which the Company conducts business, 162(m) limitation and excess tax benefits from stock-based compensation also affected the rates.
For the three and nine months ended September 30, 2025, the Company recorded tax benefit of $68,057 and $59,460, respectively. The effective tax rate for the three and nine months ended September 30, 2025 was (75.4)% and (34.1)%, respectively. The effective tax rate differs from the statutory rate primarily due to the release of the valuation allowance on U.S. and state deferred tax assets.
The Organisation for Economic Co-operation and Development Pillar Two guidelines published to date include transition and safe harbor rules around the implementation of the Pillar Two global minimum tax of 15%. Based on current enacted legislation, the Company is not subject to Pillar Two tax since the Company’s revenue is currently below the threshold. The Company is monitoring developments and evaluating the impacts these new rules will have on its future income tax provision and effective income tax rate.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company applied the provisions related to the international tax framework that became effective in 2026 for the three and nine months ended September 30, 2026. The adoption on January 1, 2026 did not have a material impact on the Company’s condensed consolidated financial statements.

Note 15. Segment and Geographical Information
Segment Information
The Company’s CODM is the CEO. The CODM assesses performance on a monthly basis by reviewing consolidated results against the annual operating plan and ongoing forecasts. Accordingly, the Company has one operating and reporting segment.
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
The measure of segment assets is total assets, which is reported in the condensed consolidated balance sheets. Refer to condensed consolidated statements of cash flows and within Note 6. Balance Sheet Details, for details of capital expenditures and depreciation and amortization, respectively.
Long-lived assets include property and equipment, net and operating lease right-of-use assets, net. The geographic locations of the Company’s long-lived assets, net, based on the physical location of the assets, are as follows:

	September 30, 2026	December 31, 2025
United States	$1,892,845	$610,135
Netherlands	54,028	70,829
Germany	51,639	50,953
Canada	34,366	33,058
Singapore	33,754	46,585
Other	45,920	48,388
Total	$2,112,552	$859,948
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be considered together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, our audited consolidated financial statements and the related notes, and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025. This discussion, particularly information with respect to our outlook, key trends and uncertainties, our plans and strategy for our business, and our performance and future success, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Actual results could differ materially from those discussed below.
Overview
DigitalOcean is an AI-Native Cloud, purpose-built for inference and agentic workloads, that brings infrastructure, core cloud services, inference, data, and agents together in one integrated stack that is open throughout, giving builders the best of the AI ecosystem in one place. The platform combines production-ready GPU infrastructure, a full-stack cloud, model-first inference workflows, and an agentic experience layer to reduce operational complexity and accelerate time to production. Our customers include growing technology companies across numerous industry verticals ranging from online gaming to fintech to cybersecurity, among many others, and leverage our platform for a wide variety of use cases, such as building and hosting websites, developing new web and mobile applications, integrating AI into their businesses, and building AI products and applications, among many others. We believe that being simple, scalable, and approachable, while offering a comprehensive range of integrated cloud and AI products, are our key differentiators, driving a broad range of customers around the world whose needs are not being fully met by larger cloud providers to build and grow their businesses on our platform.

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
Growing our DNE Customers is a critical focus for us, and we have successfully increased the number of these customers and their percentage of our total revenue. Revenue from our DNE Customers as a percentage of total revenue was 69% in the three months ended September 30, 2026, up from approximately 60% in the three months ended September 30, 2025. As of September 30, 2026, we had approximately 22,000 DNE Customers using our platform to build, deploy and scale applications, an increase from approximately 21,000 as of September 30, 2025.
We had no material customer concentration as our top 25 customers made up approximately 27% and 11% of our revenue in the three months ended September 30, 2026 and 2025, respectively.
Our annual run-rate revenue (“ARR”) as of September 30, 2026 was $1,285 million, up from $919 million as of September 30, 2025. Our AI Customer ARR as of September 30, 2026 was $376 million, up from $97 million as of September 30, 2025. See further discussion in “ARR and AI Customer ARR” below.
We have a highly efficient self-service customer acquisition model, which we complement with a sales force focused on inside sales, targeted outside sales and partnership opportunities to drive revenue growth. The efficiency of our go-to-market model and our focus on the needs of growing technology enterprises have enabled us to drive organic growth and establish a truly global customer base across a broad range of industries. For the three months ended September 30, 2026 and 2025, our sales and marketing expense was approximately 8% and 9% of our revenue, respectively.
Our customers are spread across approximately 190 countries and around two-thirds of our revenue has historically come from customers located outside the United States. For the three months ended September 30, 2026, 49% of our revenue was generated from North America, 20% from Europe, 23% from Asia and 8% from the rest of the world.

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
Macroeconomic and Geopolitical Conditions
Unfavorable conditions in the economy, both in the United States and abroad, could cause a decrease in business investments in information technology and negatively affect the growth of our business and our results of operations. These conditions include: changes in gross domestic product growth; inflationary pressures and high interest rates; supply chain disruptions; political and local opposition to data center infrastructure; financial and credit market fluctuations, volatility in the capital markets, and liquidity concerns at, or failures of, banks and other financial institutions; trade tension and the imposition, enforceability, or threatened imposition of tariffs, export controls, sanctions, and other trade restrictions or retaliatory actions for those measures by other countries; and geopolitical conditions, including ongoing military conflicts involving Russia, Ukraine, Iran, and the Middle East, political turmoil, political instability or transitions of power in regions where we operate, potential shutdowns of the U.S. federal government, natural catastrophes, and outbreaks of contagious diseases.
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

	Three Months Ended September 30,
	2026	2025
Digital Native Enterprise Customers(1)	22,374	20,825
$100K+ Customers(1)	655	590
$500K+ Customers(1)	100	68
$1M+ Customers(1)	51	26
ARR (in millions)	$1,285	$919
AI Customer ARR (in millions)	$376	$97
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
ARR and AI Customer ARR
Given the recurring nature of our business, we view ARR as an important indicator of our current progress towards meeting our revenue targets and projected growth rate going forward. We calculate ARR by multiplying total revenue for the most recent quarter by four.
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

Other (Expense) Income, net
Other (expense) income, net consists primarily of induced conversion expense related to the partial repurchase of 2030 Convertible Notes, loss on extinguishment of our Term Loan Facility, cash interest expense on our Term Loan Facility, credit facilities, finance leases and equipment financing obligations, amortization of debt issuance costs, interest income on our money market funds, accretion of our marketable securities, and gains or losses on foreign currency exchange.
Income Tax Benefit (Expense)
Income tax expense consists primarily of income taxes in foreign jurisdictions and U.S. federal and state income taxes. Our income tax benefit consists primarily of the release of a valuation allowance related to our U.S. deferred tax assets.
Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in thousands)
Revenue	$321,192	$229,634	$860,281	$659,037
Cost of revenue(1)	160,122	92,701	399,839	261,715
Gross profit	161,070	136,933	460,442	397,322
Operating expenses:
Research and development(1)	58,786	38,119	165,131	117,357
Sales and marketing(1)	24,207	21,228	68,444	59,917
General and administrative(1)	45,052	32,654	127,900	101,855
Total operating expenses	128,045	92,001	361,475	279,129

Operating income	33,025	44,932	98,967	118,193
Other income (expense), net	(69,450)	45,382	(83,754)	55,949
Income (loss) before income taxes	(36,425)	90,314	15,213	174,142
Income tax benefit (expense)	(6,184)	68,057	(6,614)	59,460
Net income (loss) attributable to common stockholders	$(42,609)	$158,371	$8,599	$233,602
___________________
(1) Includes stock-based compensation as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue	$1,138	$1,225	$4,410	$4,042
Research and development	17,195	8,536	43,049	26,261
Sales and marketing	3,041	3,188	7,826	8,823
General and administrative	14,671	6,851	35,991	21,187
Total stock-based compensation	$36,045	$19,800	$91,276	$60,313

The following table sets forth our results of operations as a percentage of revenue for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue	100%	100%	100%	100%
Cost of revenue	50	40	46	40
Gross profit	50	60	54	60
Operating expenses:
Research and development	18	17	19	18
Sales and marketing	8	9	8	9
General and administrative	14	14	15	15
Total operating expenses	40	40	42	42

Operating income	10	20	12	18
Other income (expense), net	(22)	20	(10)	8
Income (loss) before income taxes(1)	(11)	39	2	26
Income tax benefit (expense)	(2)	30	(1)	9
Net income attributable to common stockholders	(13%)	69%	1%	35%
__________________
(1) May not foot due to rounding.
Comparison of the Three Months Ended September 30, 2026 and 2025
Revenue

	Three Months Ended September 30,
	2026	2025	$ Change	% Change

	(in thousands)
Revenue	$321,192	$229,634	$91,558	40%
Revenue increased for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was driven by a 61% increase in revenue from our DNE Customers primarily attributable to the addition of new customers, including our expanding AI Customer base, and the continued adoption of our products by our existing customers leading to higher average usage on our platform.
Cost of Revenue

	Three Months Ended September 30,
	2026	2025	$ Change	% Change

	(in thousands)
Cost of revenue	$160,122	$92,701	$67,421	73%
Cost of revenue increased for the three months ended September 30, 2026 compared to 2025 primarily due to data center expansions which drove increases of $38.2 million in depreciation and amortization related to data center infrastructure additions, $19.1 million in co-location costs, $6.2 million in third-party licenses, $1.3 million in partnership expenses, $1.3 million in ancillary equipment costs, and $1.4 million in other costs, net. Gross profit decreased to 50% for the three months ended September 30, 2026 from 60% for the three months ended September 30, 2025. The decline in gross margin resulted from incurrence of costs for data center expansions in advance of the expected ramp in revenue from new data centers.

Operating Expenses

	Three Months Ended September 30,
	2026	2025	$ Change	% Change

	(in thousands)
Research and development	$58,786	$38,119	$20,667	54%
Sales and marketing	24,207	21,228	2,979	14%
General and administrative	45,052	32,654	12,398	38%
Total operating expenses	$128,045	$92,001	$36,044	39%
Research and development expenses increased for the three months ended September 30, 2026 compared to 2025 due to increases of $19.9 million in personnel costs driven by headcount growth, stock-based compensation for new hire and ongoing grants, and annual merit-based salary raises, $2.2 million in third-party development resources, and $1.8 million in software costs, partially offset by $3.2 million in additional capitalized internal-use software development costs.
Sales and marketing expenses increased for the three months ended September 30, 2026 compared to 2025 primarily due to increases of $1.7 million in advertising and promotion costs and $1.4 million in depreciation and amortization related to purchased software.
General and administrative expenses increased for the three months ended September 30, 2026 compared to 2025 due to an increase of $9.7 million in personnel costs driven by headcount growth, stock-based compensation for new hire and ongoing grants, and annual merit-based salary raises, and $2.7 million in other costs, net.
Other (Expense) Income, net

	Three Months Ended September 30,
	2026	2025	$ Change	% Change

	(in thousands)
Other (expense) income, net	$(69,450)	$45,382	$(114,832)	(253%)
Other expense, net was $69.5 million for the three months ended September 30, 2026, compared to other income, net of $45.4 million for the three months ended September 30, 2025. The change was primarily due to induced conversion expense of $57.1 million related to the partial repurchase of our 2030 Convertible Notes, gain on partial extinguishment of our 2026 Convertible Notes of $48.4 million recognized in 2025, and an increase of $11.4 million in interest expense primarily driven by interest on our finance leases and equipment financing arrangements, partially offset by $2.5 million higher interest income due to higher investment balance from the proceeds of our public equity offering completed in March 2026 and accretion of our marketable securities.
The induced conversion expense recognized on the partial repurchase of our 2030 Convertible Notes decreased basic and diluted net income per share attributable to common stockholders by $0.50 during the three months ended September 30, 2026.
The gain on partial extinguishment of our 2026 Convertible Notes increased basic net income per share attributable to common stockholders by $0.51 and diluted net income per share attributable to common stockholders by $0.44 during the three months ended September 30, 2025.
Income Tax (Expense) Benefit

	Three Months Ended September 30,
	2026	2025	$ Change	% Change

	(in thousands)
Income tax (expense) benefit	$(6,184)	$68,057	$(74,241)	(109%)
Income tax expense was $6.2 million for the three months ended September 30, 2026 compared to income tax benefit of $68.1 million for the three months ended September 30, 2025. The increase in income tax expense was primarily driven by the $69.9 million release of our valuation allowance related to our U.S. deferred tax assets as a discrete deferred tax benefit in the prior year. In the current year, the $57.1 million induced conversion expense carries no tax benefit, which increased tax expense. This was partially offset by an increase in excess tax benefits from stock-based compensation.

The tax benefit related to the release of the valuation allowance increased basic net income per share attributable to common stockholders by $0.77 and diluted net income per share attributable to common stockholders by $0.66 during the three months ended September 30, 2025.
Comparison of the Nine Months Ended September 30, 2026 and 2025
Revenue

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change

	(in thousands)
Revenue	$860,281	$659,037	$201,244	31%
Revenue increased for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was driven by a 48% increase in revenue from our DNE Customers primarily attributable to the addition of new customers and the continued adoption of our products by our existing customers leading to higher average usage on our platform.
Cost of Revenue

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change

	(in thousands)
Cost of revenue	$399,839	$261,715	$138,124	53%
Cost of revenue increased for the nine months ended September 30, 2026 compared to 2025 primarily due to data center expansions which drove increases of $70.9 million in depreciation and amortization related to data center infrastructure additions, $40.5 million in co-location costs, $9.6 million in third-party licenses, $7.8 million in ancillary equipment costs, $3.9 million in partnership expenses, $3.4 million in personnel costs driven by headcount growth, and $2.0 million in other costs, net. Gross profit decreased to 54% for the nine months ended September 30, 2026 from 60% for the nine months ended September 30, 2025. The decline in gross margin resulted from incurrence of costs for data center expansions in advance of the expected ramp in revenue from new data centers.
Operating Expenses

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change

	(in thousands)
Research and development	$165,131	$117,357	$47,774	41%
Sales and marketing	68,444	59,917	8,527	14%
General and administrative	127,900	101,855	26,045	26%
Total operating expenses	$361,475	$279,129	$82,346	30%
Research and development expenses increased for the nine months ended September 30, 2026 compared to 2025 due to increases of $48.1 million in personnel costs driven by headcount growth, stock-based compensation for new hire and ongoing grants, and annual merit-based salary raises, $3.4 million in software costs, $3.3 million in third-party development resources and $0.9 million in other costs, net, partially offset by $7.9 million in additional capitalized internal-use software development costs.
Sales and marketing expenses increased for the nine months ended September 30, 2026 compared to 2025 due to increases of $3.9 million in personnel costs driven by headcount growth and annual merit-based salary raises, $3.7 million in depreciation and amortization related to purchased software, and $0.9 million in other costs, net.
General and administrative expenses increased for the nine months ended September 30, 2026 compared to 2025 due to increases of $20.3 million in personnel costs driven by headcount growth, stock-based compensation for new hire and ongoing grants, and annual merit-based salary raises, $4.5 million in professional services costs related to consulting and legal fees, and $1.2 million in other costs, net.

Other (Expense) Income, net

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change

	(in thousands)
Other (expense) income, net	$(83,754)	$55,949	$(139,703)	(250%)
Other expense, net was $83.8 million for the nine months ended September 30, 2026, compared to other income, net of $55.9 million for the nine months ended September 30, 2025. The change was primarily due to induced conversion expense of $57.1 million related to the partial repurchase of our 2030 Convertible Notes, gain on partial extinguishment of our 2026 Convertible Notes of $48.1 million recognized in 2025, an increase of $24.9 million in interest expense primarily driven by interest on our finance leases and equipment financing arrangements, a decrease of $10.1 million in net unrealized gains related to foreign currency fluctuations from our operations, a loss of $2.7 million on the extinguishment of our Term Loan Facility, and an increase of $1.6 million in other expenses, net, partially offset by a $4.9 million increase in interest income due to higher investment balance from the proceeds of our public equity offering completed in March 2026 and accretion of our marketable securities.
The induced conversion expense recognized on the partial repurchase of our 2030 Convertible Notes decreased basic net income per share attributable to common stockholders by $0.55 and diluted net income per share attributable to common stockholders by $0.53 during the nine months ended September 30, 2026.
The gain on partial extinguishment of our 2026 Convertible Notes increased basic net income per share attributable to common stockholders by $0.50 and diluted net income per share attributable to common stockholders by $0.45 during the nine months ended September 30, 2025.
Income Tax (Expense) Benefit

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change

	(in thousands)
Income tax (expense) benefit	$(6,614)	$59,460	$(66,074)	(111%)
Income tax expense was $6.6 million for the nine months ended September 30, 2026 compared to the income tax benefit of $59.5 million for the nine months ended September 30, 2025. The increase in income tax expense was primarily driven by the $69.9 million release of our valuation allowance related to our U.S. deferred tax assets as a discrete deferred tax benefit in the prior year. This was partially offset by excess tax benefits from stock-based compensation.
The tax benefit related to the release of the valuation allowance increased basic net income per share attributable to common stockholders by $0.77 and diluted net income per share attributable to common stockholders by $0.68 during the nine months ended September 30, 2025.
Liquidity and Capital Resources
We have funded our operations since inception primarily with cash flow generated by operations, offerings of our equity and debt securities, and borrowings under our credit facilities, equipment financing arrangements and finance leases. Cash provided from these sources is used primarily for operating expenses, such as personnel and co-location costs, capital expenditures, including our investments in AI/ML and other core product offerings, and principal repayments of finance leases and equipment financing obligations for servers and related equipment. From time to time, we may also use excess cash and/or debt for share repurchases and investments in marketable securities and cash equivalents.
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
On July 23, 2026, we repurchased $471.8 million in aggregate principal amount of our 2030 Convertible Notes using the $1.47 billion net proceeds from a concurrent registered direct offering of 12,543,915 shares of our common stock at $117.54 per share. Cash on hand was used to pay transaction-related fees of $4.2 million. Upon completion, the repurchased notes were retired. Notwithstanding the partial repurchase of our 2030 Convertible Notes, we did not take any action on our 2030 Capped Calls and they continue to remain outstanding. The 2030 Capped Calls expire on August 15, 2030, unless exercised or called prior to that date.
On September 10, 2026, we entered into an agreement with MUFG Americas Capital Leasing & Finance, LLC, as lessor, MUFG Bank, Ltd., as administrative agent and collateral agent, and the other parties thereto for up to $725.0 million of committed financing to fund purchases of data center equipment (the “Equipment Lease Facility”), including an accordion feature permitting us to increase the committed financing by up to an additional $300.0 million to $1,025.0 million in the aggregate (the “Equipment Lease Facility”). The Equipment Lease Facility matures on September 10, 2030 and we may request advances until September 10, 2027. As of September 30, 2026, we had not drawn advances under the Equipment Lease Facility. On October 6, 2026, we exercised an additional $60.0 million of the accordion feature, increasing the total committed financing to $785.0 million.
During the three and nine months ended September 30, 2026, we were issued letters of credit of $9.7 million and $15.6 million under the letter of credit sublimit of our Revolving Facility, respectively. For further information refer to Note 7. Debt in our condensed consolidated financial statements.
As of September 30, 2026, we had $465.5 million aggregate principal amount of our 2030 Convertible Notes and 2026 Convertible Notes outstanding, with $312.3 million aggregate principal amount of our 2026 Convertible Notes maturing within the next 12 months. We plan to repurchase, repay, acquire or otherwise settle the remaining outstanding principal of our 2026 Convertible Notes by using cash on hand and cash generated from our operations. As of September 30, 2026, the circumstances allowing holders to convert the 2030 Convertible Notes were met.
We have historically repurchased our common stock pursuant to repurchase programs approved by our Board of Directors. In August 2025, we adopted the 2025 Share Buyback Program which authorizes the repurchase of up to $100.0 million of our common stock. The 2025 Share Buyback Program will expire on July 31, 2027. No shares were repurchased during the nine months ended September 30, 2026.
As of September 30, 2026, we had $666.1 million in cash and cash equivalents, $178.6 million in marketable securities, as well as $396.9 million of available borrowing capacity available under our Revolving Facility and $725 million of available commitments under our Equipment Lease Facility. On October 6, 2026, we exercised an additional $60.0 million of the accordion feature under our Equipment Lease Facility, increasing the total available borrowing capacity to $785.0 million. Our cash and cash equivalents primarily consist of cash and money market funds. Our marketable securities consist of U.S. Treasury securities and commercial paper. We believe our existing cash and cash equivalents, cash flow from operations and availability under our Revolving Facility and Equipment Lease Facility will be sufficient to support our requirements for working capital and capital expenditures, outstanding contractual commitments, debt and finance lease liabilities and equipment financing obligations both over the next 12 months and beyond.
As of September 30, 2026, we had $2,955.2 million of estimated undiscounted fixed payment obligations primarily for leases of co-location space at data center facilities that have not yet commenced and were not included in the condensed consolidated balance sheets. These leases are scheduled to commence between November 2026 and June 2028, and have a weighted-average lease term of 11.1 years.
In October 2026, the Company entered into agreements to receive servers and related equipment under (i) finance leases with total estimated undiscounted payments of $20.0 million, commencing between November 2026 and November 2027, with a weighted-average lease term of 5.0 years, and (ii) equipment financing arrangements with total estimated undiscounted payments of $33.0 million commencing in November 2026 with a weighted-average lease term of 5.0 years.

We continually evaluate our capital needs and may decide to raise additional capital to fund working capital, capital expenditures, strategic initiatives, and/or the growth of our business. Financing alternatives may include public or private offerings of equity, equity-linked or debt securities or credit facilities.
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
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(In thousands)	2026	2025
Net cash provided by operating activities	$318,116	$252,324
Net cash used in investing activities	(381,974)	(138,772)
Net cash provided by (used in) financing activities	475,796	(307,177)
Increase (decrease) in cash, cash equivalents and restricted cash	411,619	(193,632)
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
Net cash provided by operating activities was $318.1 million and $252.3 million for the nine months ended September 30, 2026 and 2025, respectively. The change was primarily driven by higher revenues and advance payments from customers, partially offset by higher co-location costs resulting from data center expansions and higher personnel costs due to increased headcount and annual merit-based salary raises.
Investing Activities
Net cash used in investing activities was $382.0 million and $138.8 million for the nine months ended September 30, 2026 and 2025, respectively. The change was primarily driven by purchases of marketable securities of $177.6 million, a $14.9 million increase in cash payments for capital expenditures, an increase of $47.5 million in cash payments for the acquisition of equipment under financing arrangements (for which we received an equivalent amount of proceeds discussed below in “Financing Activities”), and a $4.0 million payment for acquisition of an AI-related business.
Financing Activities
Net cash provided by financing activities was $475.8 million for the nine months ended September 30, 2026, compared to net cash used in financing activities of $307.2 million for the nine months ended September 30, 2025. The change was primarily driven by proceeds of $1,473.9 million from our direct offering for induced conversion of 2030 Convertible Notes, proceeds of $887.9 million from our 2026 Follow-on Offering, $120.0 million drawdown on our Term Loan Facility and $75.1 million from equipment financing arrangements, partially offset by a $1,478.1 million settlement payment of the 2030 convertible senior notes, $500.0 million repayment of our Term Loan Facility, $62.1 million of payments of employee payroll taxes related to net share settlement of equity awards and $39.9 million of principal repayments for finance leases and financing arrangements for data center equipment.
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations and commitments as compared to those disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 other than those disclosed under Note 7. Debt, Note 8. Operating Leases, Note 9. Finance Leases and Equipment Financing Obligations, and Note 10. Commitments and Contingencies, in our condensed consolidated financial statements.

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
Recently Issued and Adopted Accounting Pronouncements
For information on recently issued and adopted accounting pronouncements see Note 2. Summary of Significant Accounting Policies, in our notes to condensed consolidated financial statements included in Part I, Item 1. “Financial Statements” included in this Quarterly Report on Form 10-Q.
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

The following table presents a reconciliation of operating income, the most directly comparable financial measure stated in accordance with GAAP, to adjusted operating income for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Operating income	$33,025	$44,932	$98,967	$118,193

Adjustments:
Stock-based compensation	36,045	19,800	91,276	60,313
Amortization of acquired intangible assets	5,071	4,914	15,079	15,142
Impairment of certain long-lived assets	—	—	311	—
Adjusted operating income	$74,141	$69,646	$205,633	$193,648
As a percentage of revenue:
Operating income margin	10%	20%	12%	18%
Adjusted operating income margin	23%	30%	24%	29%
Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as net income attributable to common stockholders, adjusted to exclude depreciation and amortization, stock-based compensation, interest expense, acquisition related compensation, acquisition and integration related costs, income tax expense (benefit), restructuring and other charges, restructuring related charges, impairment of certain long-lived assets, interest income and other income, net, (gain) loss on extinguishment of debt, net, induced conversion expense, and other charges. We define adjusted EBITDA margin as adjusted EBITDA as a percentage of revenue.

The following table presents a reconciliation of net income attributable to common stockholders, the most directly comparable financial measure stated in accordance with GAAP, to adjusted EBITDA for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
GAAP Net income (loss) attributable to common stockholders	$(42,609)	$158,371	$8,599	$233,602

Adjustments:
Depreciation and amortization	75,142	35,060	171,771	97,035
Stock-based compensation	36,045	19,800	91,276	60,313
Induced conversion expense	57,110	—	57,110	—
Interest expense	16,408	5,042	34,424	9,489
Income tax (benefit) expense	6,184	(68,057)	6,614	(59,460)
Loss (gain) on extinguishment of debt, net	—	(48,373)	2,700	(48,104)
Impairment of certain long-lived assets	—	—	311	—
Interest income and other income, net(1)	(4,068)	(2,051)	(10,480)	(17,334)
Adjusted EBITDA	$144,212	$99,792	$362,325	$275,541
As a percentage of revenue:
Net income (loss) margin	(13%)	69%	1%	35%
Adjusted EBITDA margin	45%	43%	42%	42%
___________________
(1)For the three and nine months ended September 30, 2026, primarily consists of interest income from our cash and cash equivalents and accretion income from our marketable securities. For the three and nine months ended September 30, 2025, primarily consists of interest income from our cash and cash equivalents.
Non-GAAP Net Income and Non-GAAP Diluted Net Income Per Share
We define non-GAAP net income as net income attributable to common stockholders, excluding stock-based compensation, acquisition related compensation, amortization of acquired intangibles, acquisition and integration related costs, restructuring and other charges, restructuring related charges, impairment of certain long-lived assets, (gain) loss on extinguishment of debt, net, induced conversion expense and other charges. In addition to these exclusions, we subtract an assumed non-GAAP provision for income taxes to calculate non-GAAP net income that excludes the current period income tax benefit (expense). We utilize a fixed long-term projected tax rate in our computation of the non-GAAP income tax provision in order to provide better consistency across reporting periods. We define non-GAAP diluted net income per share as non-GAAP net income divided by the weighted-average diluted shares outstanding, which includes the potentially dilutive effect of our stock options, RSUs, PRSUs, and Convertible Notes and, beginning in the first quarter of 2026, excludes the in-the-money portion of our 2030 Convertible Notes as they are covered by our capped call transactions, which are expected to mitigate the dilutive effect of our 2030 Convertible Notes.
The following table presents a reconciliation of net income attributable to common stockholders, the most directly comparable financial measure stated in accordance with GAAP, to non-GAAP net income for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
GAAP Net income (loss) attributable to common stockholders	$(42,609)	$158,371	$8,599	$233,602
Stock-based compensation	36,045	19,800	91,276	60,313
Induced conversion expense	57,110	—	57,110	—
Amortization of acquired intangible assets	5,071	4,914	15,079	15,142
Loss (gain) on extinguishment of debt, net(1)	—	(48,373)	2,700	(48,104)
Impairment of certain long-lived assets	—	—	311	—
Other charges(7)	3,387	—	3,387	—
Non-GAAP income tax adjustment(2)	(4,246)	(78,722)	(22,998)	(91,699)
Non-GAAP Net income	$54,758	$55,990	$155,464	$169,254

Non-cash charges related to convertible notes(3)	$678	$1,320	$2,868	$4,511
Non-GAAP Net income used to compute net income per share, diluted	$55,436	$57,310	$158,332	$173,765

GAAP Net income (loss) per share attributable to common stockholders, diluted(6)	$(0.37)	$1.51	$0.08	$2.31
Stock-based compensation	0.29	0.19	0.77	0.59
Induced conversion expense	0.46	—	0.48	—
Amortization of acquired intangible assets	0.04	0.05	0.13	0.15
Loss (gain) on extinguishment of debt, net(1)	—	(0.46)	0.02	(0.47)
Impairment of certain long-lived assets	—	—	—	—
Non-cash charges related to convertible notes(3)	0.01	0.01	0.02	0.04
Other charges(7)	0.03	—	0.03	—
Non-GAAP income tax adjustment(2)	(0.01)	(0.76)	(0.20)	(0.93)
Non-GAAP Net income per share, diluted(4)	$0.45	$0.54	$1.33	$1.69

GAAP Weighted-average shares used to compute net income per share, diluted	114,682	105,520	108,049	103,036
Add: Weighted-average dilutive effect of potentially dilutive securities	12,152	—	14,662	—
Less: Anti-dilutive impact of capped call transaction(5)	(3,470)	—	(4,024)	—
Non-GAAP Weighted-average shares used to compute net income per share, diluted(6)	123,364	105,520	118,687	103,036
    ______________
(1)For the three and nine months ended September 30, 2026, excludes tax impact which is presented in Non-GAAP income tax adjustment.
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
(6)Includes the potentially dilutive effect of our convertible notes as if the entire principal amount outstanding were converted into shares for all periods presented. The Company has the election of settling any conversion in cash, shares of our common stock, or a combination of both. For further information refer to Note 13. Net Income per Share Attributable to Common Stockholders in our condensed consolidated financial statements.
(7)Consist of charges associated with the wind-down of our legacy dedicated bare metal CPU offering.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of September 30, 2026. Based on such evaluation, our CEO and CFO concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with management’s evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which, if determined adversely to us, would, in our estimation, have a material adverse effect on our business, operating results, cash flows or financial condition. Defending such proceedings can be costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
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
As of September 30, 2026, $100 million remained available for future repurchases under the 2025 Share Buyback Program.
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
10.1
Transaction Agreement, dated as of September 10, 2026, among DigitalOcean, LLC, DigitalOcean Holdings, Inc., MUFG Americas Capital Leasing & Finance, LLC, as lessor, MUFG Bank, Ltd., as administrative agent and collateral agent, and the rent assignees party thereto.
X
10.2	Master Lease Agreement, dated as of September 10, 2026, between MUFG Americas Capital Leasing & Finance, LLC and DigitalOcean, LLC.					X
31.1	Certification of Padmanabhan Srinivasan, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of W. Matthew Steinfort, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
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

DigitalOcean Holdings, Inc.

Date:	November 3, 2026	By:	/s/ Padmanabhan Srinivasan
Padmanabhan Srinivasan
Chief Executive Officer
(Principal Executive Officer)

Date:	November 3, 2026	By:	/s/ W. Matthew Steinfort
W. Matthew Steinfort
Chief Financial Officer
(Principal Financial Officer)